Form 10-Q
period 2014-09-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2014-11-12
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, a total of 16,410,811 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

In thousands, except per share data	September 30, 2014	June 30, 2014
ASSETS

Current assets:
Cash and cash equivalents	$46,836	$8,623
Short-term investments	44,078	64,450
Grants receivable	1,039	487
Prepaid and other current assets	1,156	1,876

Total current assets	93,109	75,436

Long-term investments	10,073	—

Property and equipment, net	420	402

Intangible assets, net	1,535	1,565

Other assets	38	4

Total assets	$105,175	$77,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,059	$949
Accrued and other liabilities	2,179	1,585

Total current liabilities	3,238	2,534

Total liabilities	3,238	2,534

Stockholders’ equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 16,410 and 14,082 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	16	14
Additional paid-in capital	171,636	139,193
Accumulated deficit	(69,715)	(64,334)

Total stockholders’ equity	101,937	74,873

Total liabilities and stockholders’ equity	$105,175	$77,407

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
In thousands, except per share amounts	2014	2013
Revenue:
Grant revenue	$605	$191
Sponsored research and other revenue	100	67

Total revenue	705	258

Operating expenses:
Research and development	4,433	1,443
General and administrative	1,681	781

Total operating expenses	6,114	2,224

Loss from operations	(5,409)	(1,966)

Other income (expense):
Investment income	28	7
Fair value adjustments to warrant liabilities	—	(140)
Fair value adjustments to Series B purchase rights	—	(4,965)

Total other income (expense), net	28	(5,098)

Net loss	$(5,381)	$(7,064)

Net loss per share, basic and diluted	$(0.34)	$(64.81)

Weighted average shares outstanding, basic and diluted	15,646	109

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
In thousands	2014	2013
Cash flows from operating activities
Net loss	$(5,381)	$(7,064)

Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation expense	407	34
Depreciation and amortization	89	79
Fair value adjustments to warrant liabilities	—	140
Fair value adjustments to Series B purchase rights	—	4,965

Changes in operating assets and liabilities:
Increase in grants receivable	(552)	(29)
Decrease (increase) in prepaid and other assets	693	(239)
Increase in accounts payable	110	317
Decrease in deferred revenues	—	(66)
Increase (decrease) in accrued and other liabilities	593	(94)

Net cash used in operating activities	(4,041)	(1,957)

Cash flows from investing activities
Purchase of property and equipment	(47)	(4)
Purchase of and capitalized costs related to intangible assets	(30)	(75)
Maturity of short-term investments	48,450	5,000
Purchase of investments	(38,158)	(4,000)

Net cash used in investing activities	10,215	921

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	32,039	—
Proceeds from exercise of convertible preferred stock warrants	—	1
Payment of bank term notes and capital lease	—	(1)

Net cash provided by financing activities	32,039	—

Net increase (decrease) in cash and cash equivalents	38,213	(1,036)

Cash and cash equivalents, beginning of period	8,623	8,893

Cash and cash equivalents, end of period	$46,836	$7,857

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization and Operations:

Applied Genetic Technologies Corporation (the “Company” or “AGTC”) was incorporated as a Florida corporation on January 19, 1999 and reincorporated as a Delaware corporation on October 24, 2003. The Company is a clinical-stage biotechnology company primarily developing gene therapy products designed to transform the lives of patients with severe diseases in ophthalmology.

On April 1, 2014, the Company completed its initial public offering (“IPO”) in which it sold 4,166,667 shares of common stock at a price of $12.00 per share. The shares began trading on the Nasdaq Global Select Market on March 27, 2014 under the ticker symbol AGTC. On April 3, 2014, the Company sold an additional 625,000 shares of common stock at the offering price of $12.00 per share pursuant to the exercise of the underwriters’ over-allotment option. The aggregate net proceeds received by the Company from the IPO offering, including exercise of the over-allotment option, amounted to $51.6 million, net of underwriting discounts and commissions and other issuance costs incurred by the Company.

On July 30, 2014, the Company completed a follow on public offering in which it sold 2,000,000 shares of common stock at a public offering price of $15.00 per share. On August 1, 2014, the Company sold an additional 300,000 shares of common stock at a public offering price of $15.00 per share pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the follow on offering. The aggregate net proceeds received by the Company from the follow on offering, including exercise of the overallotment option, amounted to $32.0 million, net of underwriting discounts and commissions and other offering expenses.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of September 30, 2014, the Company had an accumulated deficit of $69.7 million and expects to continue to incur losses for the foreseeable future. The Company has funded its operations primarily through the private placement of preferred stock, common stock, convertible notes and warrants to purchase preferred stock and through public offerings consummated in 2014. At September 30, 2014, the Company’s capital resources, consisting of cash, cash equivalents, and short and long-term investments, amounted to $101.0 million.

(2)	Summary of Significant Accounting Policies:

(a)	Basis of Presentation – The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for each period presented.

The adjustments referred to above are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting.

The Condensed Balance Sheet as of June 30, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2014 Annual Report on Form 10-K. Results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any other interim period.

(b)	Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)	Cash and cash equivalents—The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market accounts. Cash equivalents are carried at cost, which approximates fair value due to their short-term nature.

(d)	Investments—The Company considers all investments with a maturity of 91 to 360 days at the time of purchase to be short-term investments. Short-term investments include certificates of deposit that are carried at cost, and debt securities with maturity dates that fall within 12 months of the balance sheet date and have been classified by the Company as held-to-maturity.

The Company’s long-term investments consist of debt securities classified as held-to-maturity that mature more than 12 months but less than 24 months from the balance sheet date, which is in line with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

The Company uses the specific identification method to determine the cost basis of securities sold.

The Company evaluates an investment for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Company’s intent to sell the security or the likelihood that it will be required to sell the security before recovery of the entire amortized cost. If the Company intends to either sell or determines that it will be more likely than not be required to sell a security before recovery of the entire amortized cost basis or maturity of the security, the Company recognizes the entire impairment in investment income. If the Company does not intend to sell the debt security and it determines that it will not be more likely than not be required to sell the security but it does not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other causes, which are recognized in other comprehensive income.

New information and the passage of time can change these judgments. The Company manages its investment portfolio to limit its exposure to any one issuer or market sector, and largely limits its investments to U.S. government and agency securities and corporate debt obligations, all of which are investment grade quality. Securities downgraded below policy minimums after purchase will be disposed of in accordance with the investment policy.

(e)	Fair value of financial instruments—The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of financial instruments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

(f)	Intangible assets – Intangible assets include licenses and patents. The Company obtains licenses from third parties and capitalizes the costs related to exclusive licenses that have alternative future use in multiple potential programs. The Company also capitalizes costs related to filing, issuance, and prosecution of patents. The Company reviews its capitalized costs periodically to determine that costs recorded include costs for patent applications that have future value. The Company evaluates costs related to patents that it is not actively pursuing and writes off any of these costs. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets, which are generally eight to twenty years. The Company amortizes in-licensed patents and patent applications from the date of the applicable license and internally developed patents and patent applications from the date of the initial application. Licenses and patents converted to research use only are expensed immediately.

(g)	Revenue recognition – The Company has primarily generated revenue through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and revenues from federal research and development grant programs. The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.

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

(h)	Research and development – Research and development costs include costs incurred in identifying, developing and testing product candidates. Costs consist primarily of payroll expenses for research related employees, laboratory costs, animal and laboratory maintenance and supplies, rent, utilities, and clinical and pre-clinical expenses, as well as payments for sponsored research, scientific and regulatory consulting fees and testing. Costs are charged to expense as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided by the Company’s vendors and clinical sites. When outside contracts for research products or testing require advance payments, these payments are recorded on the balance sheet as a prepaid expense and subsequently recognized as an operating expense when the service is provided or when a specific milestone outlined in the contract is reached. Advance payments related to research and development were $730 thousand and $1.4 million at September 30, 2014 and June 30, 2014, respectively, and are included in other current assets on the balance sheets.

(i)	Share-based compensation – The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the award. The fair value of stock options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as expected volatility, risk-free interest rate and expected term. For stock options awarded to employees, an assumption is also made for the estimated forfeiture rate based on the historical behavior of employees. The forfeiture rate reduces the total fair value of the awards to be recognized as compensation expense. The fair value of restricted stock awards is based on the Company’s closing share price on the date of grant.

The Company accounts for stock options issued to non-employees in accordance with the provisions of FASB ASC Subtopic 505-50, Equity-Based Payments to Non-employees, which requires valuing the stock options and measuring such stock options to their current fair value when they vest.

(j)	Comprehensive loss – Comprehensive loss consists of net loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for both periods presented.

(k)	New Accounting Pronouncements – In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that this new guidance will have on its financial statements.

In May 2014, the FASB issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance is effective for public companies for annual periods beginning after December 15, 2016 as well as interim periods within those annual period using either the full retrospective approach or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impact of the new guidance on its financial statements.

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

(3)	Share-based Compensation Plans:

The Company primarily uses stock options to provide long-term incentives for its employees, non-employee directors and certain consultants. A summary of the stock option activity for the three months ended September 30, 2014 and 2013 is as follows:

	For the three months ended September 30,
	2014		2013
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, June 30	1,024	$6.21	380	$1.45
Granted	225	16.35	403	4.90
Exercised	—	—	—	—
Terminated	(19)	12.00	—	—

Outstanding, September 30	1,230	$7.98	783	$3.23

Exercisable, end of period	283		171

Weighted average fair value of options granted during the period	$12.05		$3.58

For the three months ended September 30, 2014 and 2013, share-based expense related to stock options awarded to employees, non-employee directors and consultants amounted to $305 thousand and $34 thousand, respectively. In addition, during the three months ended September 30, 2014, the Company granted a total of 23 thousand restricted shares to an employee, which vest over six months, and recorded a share-based expense of $102 thousand associated with this award. As of September 30, 2014, there was $5.1 million of unrecognized compensation expense related to non-vested employee stock options and $204 thousand of unrecognized compensation expense associated with the restricted shares awarded during the quarter.

(4)	Investments:

The following is a summary of the Company’s investments by category for each of the periods presented:

In thousands	September 30, 2014	June 30, 2014

Short-term Investments:
Certificates of deposit	$41,000	$64,450
Debt securities - held-to-maturity	3,078	—

	$44,078	$64,450

Long-term Investments:
Debt securities - held-to-maturity	$10,073	$—

The Company’s certificates of deposit mature within 91 to 360 days of the date of purchase and are carried at amortized cost which approximates their fair value due to their short-term nature.

As of September 30, 2014, a summary of the short-term and long-term debt securities that were held-to-maturity is as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term Investments:
Corporate obligations	$3,078	$—	$(1)	$3,077

Long-term Investments:
U.S. government and agency obligations	$9,046	$—	$(17)	$9,029
Corporate obligations	1,027	—	(2)	1,025

	$10,073	$—	$(19)	$10,054

The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2014, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value

Due in one year or less	$3,078	$3,077
Due after one year through five years	10,073	10,054

	$13,151	$13,131

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment. Therefore, the Company believes these losses to be temporary. As of September 30, 2014, the Company did not have the intent to sell any of the securities in an unrealized loss position.

(5)	Fair Value of Financial Instruments and Investments:

Certain assets and liabilities are measured at fair value in the Company’s financial statements or have fair values disclosed in the notes to the financial statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The following methods and assumptions were used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument included in the table below:

Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months.

Certificates of Deposit. The Company’s certificates of deposit are placed through an account registry service and generally mature within 91 to 360 days of the date of purchase. The fair value measurement of the Company’s certificates of deposit is considered Level 2 of the fair value hierarchy as the inputs are based on quoted prices for identical assets in markets that are not active. The carrying amounts of the Company’s certificates of deposit reported in the balance sheets approximate fair value because of their short-term nature.

Debt securities – held-to-maturity. The Company’s investments in debt securities classified as held-to-maturity include U.S. Treasury Securities, government agency obligations, and corporate obligations. U.S. Treasury Securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury Securities are considered Level 1 of the fair value hierarchy. The fair values of U.S. government agency obligations and corporate obligations are generally determined using recently executed transactions, broker quotes or market price quotations where these are available. As such, the Company classifies its investments in U.S. government agency obligations and corporate obligations within Level 2 of the hierarchy.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value

September 30, 2014
Cash and cash equivalents	$46,836	$—	$—	$46,836	$46,836
Certificates of deposit	—	41,000	—	41,000	41,000
Held-to-maturity investments:
Corporate obligations	—	4,102	—	4,102	4,105
U.S. government and agency obligations	2,544	6,485	—	9,029	9,046

Total assets	$49,380	$51,587	$—	$100,967	$100,987

June 30, 2014
Cash and cash equivalents	$8,623	$—	$—	$8,623	$8,623
Certificates of deposit	—	64,450	—	64,450	64,450

Total assets	$8,623	$64,450	$—	$73,073	$73,073

(6)	Stockholders’ Equity:

On April 1, 2014, the Company completed its IPO in which it sold 4,166,667 shares of common stock at a price of $12.00 per share. The shares began trading on the Nasdaq Global Select Market on March 27, 2014. On April 3, 2014, an additional 625,000 shares were sold pursuant to the exercise of the underwriters’ over-allotment option, also at the offering price of $12.00 per share. The aggregate net proceeds received by the Company from the offering, including exercise of the over-allotment option, amounted to $51.6 million, net of underwriting discounts and commissions and other issuance costs incurred by the Company. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 9,120,081 shares of common stock; and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 49,811 shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $551 thousand to additional paid-in capital.

On July 30, 2014, the Company completed a follow on public offering in which it sold 2,000,000 shares of common stock at a public offering price of $15.00 per share. On August 1, 2014, the Company sold an additional 300,000 shares of common stock at a public offering price of $15.00 per share pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the follow on offering. The aggregate net proceeds received by the Company from the offering, including the exercise of the overallotment option, amounted to $32.0 million, net of underwriting discounts and commissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of September 30, 2014, and results of operations for the three months ended September 30, 2014 and 2013. This discussion should be read in conjunction with the accompanying Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2014. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses our proprietary gene therapy platform to develop products designed to transform the lives of patients with severe diseases in ophthalmology. Our lead product candidates, which are each in the preclinical stage, are treatments for X-linked retinoschisis, or XLRS, achromatopsia, or ACHM, and X-linked retinitis pigmentosa, or XLRP. These rare diseases of the eye are caused by mutations in single genes, significantly affect visual function and currently lack effective medical treatments. For our XLRS product candidate, we expect to file an IND and initiate Phase 1/2 clinical trials in the United States in early 2015 with initial clinical data expected in mid-2015. For our ACHM product candidate, we expect to file an IND and initiate Phase 1/2 clinical trials in the United States in mid-2015, with clinical data expected in late 2015. We have also begun preclinical studies for our product candidate addressing XLRP, a disease characterized by progressive degeneration of the retina, leading to total blindness in adult men. We also plan to develop new treatments for wet AMD by leveraging our experience developing products in orphan ophthalmology and our work with Genzyme on a first generation product for wet AMD. In the longer term, we will seek opportunities to take advantage of the adaptability of our gene therapy platform to address a range of genetic diseases, both within and beyond our initial focus area of orphan ophthalmology.

Since our inception, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology and alpha-1 antitrypsin deficiency, or AAT deficiency, an inherited orphan lung disease, including activities to manufacture product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the private placement of preferred stock, common stock, convertible notes and warrants to purchase preferred stock and through our public offerings consummated in 2014.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. As a result, we expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

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

For a description of those of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended June 30, 2014. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended June 30, 2014.

New Accounting Pronouncements

Refer to Note 2 of the condensed financial statements for further information on recently issued accounting standards.

Results of Operations

Comparison of three months ended September 30, 2014 to three months ended September 30, 2013

Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(dollars in thousands)
Grant revenue	$605	$191	$414	217%
Sponsored research	—	67	(67)	(100)%
Other	100	—	100	100%

Total revenue	$705	$258	$447	173%

Total revenue for the three months ended September 30, 2014 increased by $447 thousand to $705 thousand compared to the same period in 2013. The increase was primarily driven by higher grant revenue resulting from the inception of new grant-funded projects and revenue from a new right of reference agreement that was entered into with a strategic partner during the quarter. The higher revenue was partially offset by decreased sponsored research revenue due to the timing of achieved milestones.

Research and development expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(dollars in thousands)
Research and development expense	$4,433	$1,443	$2,990	207%

Research and development expense for the three months ended September 30, 2014 increased by $3.0 million to $4.4 million compared to the corresponding period in 2013. The increase was primarily the result of increased activity relating to our XLRS, ACHM and other product candidates, including increased facilities costs relating to laboratory expansion and increased personnel costs relating to new hires.

General and administrative expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(dollars in thousands)
General and administrative expense	$1,681	$781	$900	115%

General and administrative expense for the three months ended September 30, 2014 increased by $900 thousand to $1.7 million compared to the same period in 2013. The increase was primarily the result of higher legal, accounting and other expenses associated with being a public company, along with increased overhead and personnel costs associated with new hires.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2014 was income of $28 thousand compared to expense of $5.1 million in the same period of 2013. The $5.1 million of expense recognized in 2013 was primarily attributable to fair value adjustments that were associated with our former Series B purchase rights and warrant liabilities, which were extinguished in connection with our initial public offering in April 2014.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception, and as of September 30, 2014, we had an accumulated deficit of $69.7 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

During the three months ended September 30, 2014, we successfully completed a follow on public offering of common stock from which we received proceeds of $32.0 million, net of underwriters’ commissions and discounts and other related expenses. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2014, we had cash, cash equivalents, and short and long-term investments totaling $101.0 million. Currently, our cash and cash equivalents are held in bank accounts. Our short-term investments consist of certificates of deposit and corporate bonds that mature within 12 months of the balance sheet date. Our long-term investments consist of corporate and government bonds that mature within 12 and 24 months of the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,041)	$(1,957)
Investing activities	10,215	921
Financing activities	32,039	—

Net increase (decrease) in cash and cash equivalents	$38,213	$(1,036)

Operating activities. For the three months ended September 30, 2014 and 2013, net cash used in operating activities was $4.0 million and $2.0 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts.

Investing activities. Net cash provided by investing activities for the three months ended September 30, 2014 was $10.2 million and consisted primarily of $48.5 million of proceeds from the maturity of short-term investments, partially offset by cash outflows of $38.2 million related to the purchase of investments and $77 thousand related to the acquisition and maintenance of intellectual property and purchase of property and equipment. Net cash provided by investing activities for the three months ended September 30, 2013 was $0.9 million and consisted primarily of $5.0 million of proceeds from the maturity of short-term investments, partially offset by cash outflows of $4.0 million related to the purchase of investments and $79 thousand related to the acquisition and maintenance of intellectual property and purchase of property and equipment.

Financing activities. Net cash provided by financing activities for the three months ended September 30, 2014 of $32.0 million is related to our follow on public offering that was completed in July and August 2014. For the three months ended September 30, 2013, we did not have any significant financing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2014, which is incorporated by reference herein, for a description of our market risks.

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended June 30, 2014, our management has determined that we have material weaknesses in our internal control over financial reporting which relate to the design and operation of our closing and financial reporting processes and our accounting for debt, equity and convertible instruments. We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we do not have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes and to address the accounting and financial reporting requirements related to our issuances of convertible notes, preferred stock warrants, stock options, preferred stock and preferred stock purchase rights. Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended June 30, 2014 for a discussion of the actions that we have undertaken and are currently undertaking to remediate these material weaknesses, which have not been remediated as of September 30, 2014.

Notwithstanding the material weaknesses described above, our management has concluded that the financial statements covered by this report present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with U.S. generally accepted accounting principles.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective for the purposes stated above.

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

P ART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2014 for a listing of our risk factors. There has been no material change in such risk factors during the period ending September 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

During	the three months ended September 30, 2014, we made no unregistered sales of equity securities.

(b)	Use of Proceeds

On July 30, 2014, we consummated the closing of our follow on public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-197385), which was declared effective by the Securities and Exchange Commission on July 24, 2014. The underwriters for the offering were BMO Capital Markets Corp., Stifel, Wedbush Securities Inc., Cantor Fitzgerald & Co. and Roth Capital Partners, LLC.

We issued and sold 2,300,000 shares of common stock, including 300,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, in the offering at a price of $15.00 per share. The aggregate sale price for all of the shares sold by us was $34.5 million, resulting in net proceeds to us of approximately $32.0 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. No payments were made by us to any of our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates from the net proceeds of the offering.

We invested the majority of such proceeds in a combination of short and long-term debt securities and money market accounts and will use these funds to finance our research and development operations primarily over the next 24 or so months. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 21, 2014 pursuant to Rule 424(b).

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date March 26, 2014, filed on April 1, 2014)

3.2	Amended and Restated Bylaws of Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date March 26, 2014, filed on April 1, 2014)

10.1	Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Susan B. Washer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014)

10.2	Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Jeffrey D. Chulay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Applied Genetic Technologies Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Applied Genetic Technologies Corporation

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Applied Genetic Technologies Corporation

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ Lawrence E. Bullock
Lawrence E. Bullock

Date: November 12, 2014