Form 10-Q
period 2015-03-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2015-05-11
CIK 1273636

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, a total of 16,475,654 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
In thousands, except per share data	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$44,483	$8,623
Investments	17,796	64,450
Grants receivable	1,255	487
Prepaid and other current assets	1,575	1,876
Total current assets	65,109	75,436
Investments	29,489	—
Property and equipment, net	533	402
Intangible assets, net	1,447	1,565
Other assets	7	4
Total assets	$96,585	$77,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$764	$949
Accrued and other liabilities	3,028	1,585
Total current liabilities	3,792	2,534
Total liabilities	3,792	2,534
Stockholders' equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 16,486 and 14,082 shares issued; 16,476 and 14,082 shares outstanding at March 31, 2015 and June 30, 2014, respectively	16	14
Additional paid-in capital	173,468	139,193
Accumulated deficit	(80,691)	(64,334)
Total stockholders' equity	92,793	74,873
Total liabilities and stockholders' equity	$96,585	$77,407

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
In thousands, except per share amounts	2015	2014	2015	2014
Revenue:
Grant revenue	$284	$182	$1,541	$648
Sponsored research and other revenue	—	50	100	357
Total revenue	284	232	1,641	1,005
Operating expenses:
Research and development	4,104	2,128	11,975	5,801
General and administrative	2,571	1,364	6,168	3,335
Total operating expenses	6,675	3,492	18,143	9,136
Loss from operations	(6,391)	(3,260)	(16,502)	(8,131)
Other income (expense):
Investment income	67	8	147	23
Fair value adjustments to warrant liabilities	—	(336)	—	(441)
Fair value adjustments to Series B purchase rights	—	—	—	(2,838)
Other expense	(2)	—	(2)	—
Total other income (expense), net	65	(328)	145	(3,256)
Net loss	$(6,326)	$(3,588)	$(16,357)	$(11,387)
Net loss per share, basic and diluted	$(0.38)	$(25.45)	$(1.01)	$(95.69)
Weighted average shares outstanding, basic and diluted	16,463	141	16,172	119

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
In thousands	2015	2014
Cash flows from operating activities
Net loss	$(16,357)	$(11,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,120	200
Depreciation and amortization	279	242
Fair value adjustments to warrant liabilities	—	441
Fair value adjustments to Series B purchase rights	—	2,838
Changes in operating assets and liabilities:
Increase in grants receivable	(768)	(220)
Decrease (increase) in prepaid and other assets	392	(1,963)
(Decrease) increase in accounts payable	(185)	461
Decrease in deferred revenues	—	(212)
Increase in accrued and other liabilities	1,443	562
Net cash used in operating activities	(13,076)	(9,038)
Cash flows from investing activities
Purchase of property and equipment	(225)	(89)
Purchase of and capitalized costs related to intangible assets	(68)	(113)
Maturity of investments	108,130	22,000
Purchase of investments	(91,058)	(24,500)
Net cash provided by (used in) investing activities	16,779	(2,702)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	32,009	—
Proceeds from exercise of common stock options	148	194
Proceeds from issuance of preferred stock and Series B purchase rights,
net of issuance costs	—	10,683
Net cash provided by financing activities	32,157	10,877
Net increase (decrease) in cash and cash equivalents	35,860	(863)
Cash and cash equivalents, beginning of period	8,623	8,893
Cash and cash equivalents, end of period	$44,483	$8,030

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization and Operations:

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of March 31, 2015, the Company had an accumulated deficit of $80.7 million and expects to continue to incur losses for the foreseeable future. The Company has funded its operations primarily through the private placement of preferred stock, common stock, convertible notes and warrants to purchase preferred stock and through public offerings consummated in 2014. At March 31, 2015, the Company’s capital resources, consisting of cash, cash equivalents, and investments, amounted to $91.8 million.

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

The Condensed Balance Sheet as of June 30, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2014 Annual Report on Form 10-K. Results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

(h)

Research and development – Research and development costs include costs incurred in identifying, developing and testing product candidates. Costs consist primarily of payroll expenses for research related employees, laboratory costs, animal and laboratory maintenance and supplies, rent, utilities, and clinical and pre-clinical expenses, as well as payments for sponsored research, scientific and regulatory consulting fees and testing. Costs are charged to expense as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided by the Company’s vendors and clinical sites. When outside contracts for research products or testing require advance payments, these payments are recorded on the balance sheet as a prepaid expense and subsequently recognized as an operating expense when the service is provided or when a specific milestone outlined in the contract is reached. Advance payments related to research and development were $1.3 million and $1.4 million at March 31, 2015 and June 30, 2014, respectively, and are included in other current assets on the balance sheets.

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

The Company accounts for stock options and awards of restricted stock issued to non-employees in accordance with the provisions of FASB ASC Subtopic 505-50, Equity-Based Payments to Non-employees, which states that equity instruments issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.   A summary of the stock option activity for the nine months ended March 31, 2015 and 2014 is as follows:

	For the Nine Months Ended March 31,
	2015		2014
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, June 30	1,024	$6.21	380	$1.45
Granted	409	19.64	559	6.88
Exercised	(46)	3.24	(57)	3.39
Terminated	(109)	6.43	(10)	3.50
Outstanding, March 31	1,278	$10.59	872	$4.78
Exercisable, end of period	408		166
Weighted average fair value of options granted during the period	$14.43		$4.48

For the three and nine months ended March 31, 2015, share-based expense related to stock options awarded to employees, non-employee directors and consultants amounted to $746 thousand and $1.7 million, respectively.

In addition, during the three and nine months ended March 31, 2015, the Company granted restricted share awards of 10 thousand and 43 thousand shares to employees and non-employee consultants and recorded share-based expense of $147 thousand and $444 thousand, respectively, associated with these awards.  For the three and nine months ended March 31, 2014, share-based expense related to stock options awarded to employees, non-employee directors and consultants amounted to $89 thousand and $200 thousand, respectively.

As of March 31, 2015, there was $7.4 million of unrecognized compensation expense related to non-vested stock options and $232 thousand of unrecognized compensation expense associated with non-vested restricted share awards.

(4)	Investments:

The following is a summary of the Company’s investments by category for each of the periods presented:

	March 31,	June 30,
In thousands	2015	2014
Investments - Current:
Certificates of deposit	$10,350	$64,450
Debt securities - held-to-maturity	7,446	—
	$17,796	$64,450
Investments - Noncurrent:
Certificates of deposit	$3,133	$—
Debt securities - held-to-maturity	26,356	—
	$29,489	$—

As of March 31, 2015, a summary of the debt securities that were held-to-maturity is as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
Commercial paper	$1,999	$—	$—	1,999
Corporate obligations	5,447	—	(6)	5,441
	$7,446	$—	$(6)	$7,440
Investments - Noncurrent:
U.S. government and agency obligations	$23,835	$5	$(13)	$23,827
Corporate obligations	2,521	5	—	2,526
	$26,356	$10	$(13)	$26,353

The amortized cost and fair value of held-to-maturity debt securities as of March 31, 2015, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$7,446	$7,440
Due after one year through two years	26,356	26,353
	$33,802	$33,793

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment. Therefore, the Company believes these losses to be temporary. As of March 31, 2015, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2015
Cash and cash equivalents	$44,483	$—	$—	$44,483	$44,483
Certificates of deposit	—	13,483	—	13,483	13,483
Held-to-maturity investments:
Commercial paper	—	1,999	—	1,999	1,999
Corporate obligations	—	7,967	—	7,967	7,968
U.S. government and agency obligations	3,838	19,989	—	23,827	23,835
Total assets	$48,321	$43,438	$—	$91,759	$91,768
June 30, 2014
Cash and cash equivalents	$8,623	$—	$—	$8,623	$8,623
Certificates of deposit	—	64,450	—	64,450	64,450
Total assets	$8,623	$64,450	$—	$73,073	$73,073

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of March 31, 2015, and results of operations for the three and nine months ended March 31, 2015 and 2014. This discussion should be read in conjunction with the accompanying Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2014. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses our proprietary gene therapy platform to develop products designed to transform the lives of patients with severe diseases in ophthalmology.  Our lead product candidates, which are each in the preclinical stage, are treatments for X-linked retinoschisis, or XLRS, achromatopsia, or ACHM, and X-linked retinitis pigmentosa, or XLRP. These rare diseases of the eye are caused by mutations in single genes, significantly affect visual function and currently lack effective medical treatments. During the three months ended March 31, 2015, we filed an Investigational New Drug (“IND”) application for our XLRS product candidate.  This application was recently accepted by the U.S. Food and Drug Administration (“FDA”) and we expect to report initial clinical data for this program during the second half of calendar year 2015.  For our ACHM product candidate, we plan to file an IND later this year and expect to initiate a Phase I/II clinical trial thereafter, subject to the FDA’s review and acceptance of that application. We have also begun preclinical studies for our product candidate addressing XLRP, a disease characterized by progressive degeneration of the retina, leading to total blindness in adult men.  We also plan to develop new treatments for AMD by leveraging our experience developing products in orphan ophthalmology and our work with a partner on a first generation product for wet AMD.  In the longer term, we will seek opportunities to take advantage of the adaptability of our gene therapy platform to address a range of genetic diseases, both within and beyond our initial focus area of orphan ophthalmology.

In addition to our lead programs summarized above, we have been in development of a product candidate for treatment of the inherited orphan lung disease, alpha-1 antitrypsin deficiency, or AAT deficiency, and have previously completed preclinical proof-of-concept studies and Phase 1 and Phase 2 clinical trials.  During the three months ended December 31, 2014, we obtained results from a non-human primate model of a vascular delivery method that raised no safety-related issues but were less encouraging with respect to the efficacy of this method of delivery than we had expected (i.e. we did not see higher levels of protein expression).  As a result and because this may have been due to device/procedure related issues, we have decided to conduct additional pre-clinical studies of vascular routes of administration for this product candidate.  The timing of any subsequent clinical trials in this program will depend on the results of these additional preclinical studies.

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

Results of Operations

Comparison of three months ended March 31, 2015 to three months ended March 31, 2014

Revenue

	For the Three Months Ended March 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Grant revenue	$284	$182	$102	56%
Sponsored research revenue	—	50	(50)	(100)%
Total revenue	$284	$232	$52	22%

Total revenue for the three months ended March 31, 2015 increased by $52 thousand to $284 thousand compared to the same period in 2014.  The increase was primarily driven by higher grant revenue resulting from increased activity in grant-funded projects, partially offset by a reduction to zero of our sponsored research revenue due to the fact that no milestones associated with the sponsored research arrangements were attained during the quarter.

Research and development expense

	For the Three Months Ended March 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Research and development expense	$4,104	$2,128	$1,976	93%

Research and development expense for the three months ended March 31, 2015 increased by $2.0 million to $4.1 million compared to the same period in 2014.  The increase was primarily the result of increased activity relating to our XLRS, ACHM, XLRP and other product candidates, including higher facilities and other costs associated with laboratory expansions.  In addition, employee-related costs increased during the more recent period primarily as a result of higher expenses associated with share-based compensation plans and the hiring of additional employees.

General and administrative expense

	For the Three Months Ended March 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
General and administrative expense	$2,571	$1,364	$1,207	88%

General and administrative expense for the three months ended March 31, 2015 increased by $1.2 million to $2.6 million compared to the same period in 2014.  The increase was primarily the result of higher employee-related costs associated with our share-based compensation plans and the hiring of additional employees.  In addition, our legal and other administrative expenses have increased primarily due to the additional costs associated with operating as a publicly-traded company.

Other income (expense), net

Other income (expense), net of $65 thousand for the three months ended March 31, 2015 was primarily comprised of investment income compared to $328 thousand of expense in the same period of 2014.  The expense recorded in 2014 was primarily attributable to fair value adjustments that were associated with our former warrant liabilities, extinguished in connection with our initial public offering in April 2014.

Comparison of nine months ended March 31, 2015 to nine months ended March 31, 2014

Revenue

	For the Nine Months Ended March 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Grant revenue	$1,541	$648	$893	138%
Sponsored research	—	357	(357)	(100)%
Other	100	—	100	100%
Total revenue	$1,641	$1,005	$636	63%

Total revenue for the nine months ended March 31, 2015 increased by $636 thousand to $1.6 million compared to the same period in 2014.  The increase was primarily driven by higher grant revenue resulting from increased activity in grant-funded projects and revenue generated from a new right of reference agreement that was entered into with a strategic partner during the three months ended September 30, 2014.  The higher revenue was partially offset by decreased sponsored research revenue as a result of a decrease in attained milestones associated with the sponsored research arrangements.

Research and development expense

	For the Nine Months Ended March 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Research and development expense	$11,975	$5,801	$6,174	106%

Research and development expense for the nine months ended March 31, 2015 increased by $6.2 million to $12.0 million compared to the corresponding period in 2014.  The increase was primarily the result of increased activity relating to our XLRS, ACHM, XLRP and other product candidates, including higher facilities and other costs associated with laboratory expansions.  In addition, employee-related costs increased during the more recent period primarily as a result of higher expenses associated with our share-based compensation plans and the hiring of additional employees.

General and administrative expense

	For the Nine Months Ended March 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
General and administrative expense	$6,168	$3,335	$2,833	85%

General and administrative expense for the nine months ended March 31, 2015 increased by $2.8 million to $6.2 million compared to the same period in 2014.  The increase was primarily the result of higher employee-related costs associated with our share-based compensation plans and the hiring of additional employees.  In addition, our legal, accounting and other administrative expenses have increased due to the additional costs associated with operating as a publicly-traded company.

Other income (expense), net

Other income (expense), net of $145 thousand for the nine months ended March 31, 2015 was primarily comprised of investment income compared to an expense of $3.3 million in the same period of 2014.  The $3.3 million of expense recorded in 2014 was primarily attributable to fair value adjustments that were associated with our former Series B purchase rights and warrant liabilities, extinguished in connection with our initial public offering in April 2014.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception, and as of March 31, 2015, we had an accumulated deficit of $80.7 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

During the nine months ended March 31, 2015, we successfully completed a follow on public offering of common stock from which we received proceeds of $32.0 million, net of underwriters’ commissions and discounts and other related expenses.  Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of March 31, 2015, we had cash, cash equivalents, and investments totaling $91.8 million.  Currently, our cash and cash equivalents are held in bank accounts, money market funds and in other investment accounts maturing within three months of the date of purchase.  As of March 31, 2015, our current investments consist of certificates of deposit, commercial paper, and corporate bonds that mature within 12 months of the balance sheet date.  Our noncurrent investments consist of certificates of deposit and corporate and government bonds that mature within 12 and 24 months of the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Nine Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,076)	$(9,038)
Investing activities	16,779	(2,702)
Financing activities	32,157	10,877
Net increase (decrease) in cash and cash equivalents	$35,860	$(863)

Operating activities.  For the nine months ended March 31, 2015 and 2014, net cash used in operating activities was $13.1 million and $9.0 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts.

Investing activities.  Net cash provided by investing activities for the nine months ended March 31, 2015 was $16.8 million and consisted primarily of $108.1 million of proceeds from the maturity of investments, partially offset by cash outflows of $91.1 million related to the purchase of investments and $293 thousand related to the acquisition and maintenance of intellectual property and purchase of property and equipment.  Net cash used in investing activities for the nine months ended March 31, 2014 was $2.7 million, consisting primarily of $24.5 million used for the purchase of investments and $202 thousand related to the acquisition and maintenance of intellectual property and purchase of property and equipment, partially offset by proceeds of $22.0 million from the maturity of investments.

Financing activities.  Net cash provided by financing activities for the nine months ended March 31, 2015 was $32.2 million, of which $32.0 million was related to our follow on public offering that was completed during our first quarter ended September 30, 2014.  For the nine months ended March 31, 2014, net cash provided by financing activities of $10.9 million was primarily related to the issuance of preferred stock and Series B purchase rights, extinguished in connection with our initial public offering in April 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended June 30, 2014, our management has determined that we have material weaknesses in our internal control over financial reporting which relate to the design and operation of our closing and financial reporting processes and our accounting for debt, equity and convertible instruments. We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we do not have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes and to address the accounting and financial reporting requirements related to our issuances of convertible notes, preferred stock warrants, stock options, preferred stock and preferred stock purchase rights. Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended June 30, 2014 for a discussion of the actions that we have undertaken and are currently undertaking to remediate these material weaknesses, which have not been remediated as of March 31, 2015.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective for the purposes stated above.

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

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2014 for a listing of our risk factors. There has been no material change in such risk factors since June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

During the three months ended March 31, 2015, we made no unregistered sales of equity securities.

(b)	Use of Proceeds

On April 1, 2014, we consummated the closing of the initial public offering, or IPO, of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-193309), which was declared effective by the Securities and Exchange Commission on March 26, 2014.  The underwriters for the offering were BMO Capital Markets Corp., Wedbush Securities Inc., Cantor Fitzgerald & Co. and Roth Capital Partners, LLC.  We used approximately $5.0 million of the net proceeds from this offering to finance our operating activities in the three months ended March 31, 2015.

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

10.1*	Employment Agreement dated as of January 29, 2015 between Applied Genetic Technologies Corporation and Stephen W. Potter †

10.2*	Separation Agreement dated as of March 3, 2015 between Applied Genetic Technologies Corporation and Daniel L. Menichella †

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Applied Genetic Technologies Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Applied Genetic Technologies Corporation

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Applied Genetic Technologies Corporation

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ Lawrence E. Bullock
Lawrence E. Bullock

Date: May 11, 2015