Form 10-Q/A
period 2015-03-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2015-05-12
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Applied Genetic Technologies Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which was originally filed on May 11, 2015 (the “Original Filing”) for the sole purpose of filing a revised copy of Exhibit 10.2, which inadvertently omitted language within a table in Exhibit A thereof during the EDGAR conversion process.

Other than providing the revised Exhibit 10.2, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing, and does not modify or update in any way any other disclosure made in the Original Filing.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date March 26, 2014, filed on April 1, 2014)

3.2	Amended and Restated Bylaws of Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date March 26, 2014, filed on April 1, 2014)

10.1**	Employment Agreement dated as of January 29, 2015 between Applied Genetic Technologies Corporation and Stephen W. Potter †

10.2*	Separation Agreement dated as of March 3, 2015 between Applied Genetic Technologies Corporation and Daniel L. Menichella †

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Applied Genetic Technologies Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Applied Genetic Technologies Corporation

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Applied Genetic Technologies Corporation

101**	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Filed on May 11, 2015 as an exhibit to the Company’s Quarterly Report on Form 10-Q.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ Lawrence E. Bullock
Lawrence E. Bullock

Date: May 12, 2015