Form 10-K
period 2015-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2015-09-10
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $83.4 million, computed by reference to the closing sale price of the common stock as reported by The NASDAQ Global Market on December 31, 2014, the last trading day of the registrant’s most recently completed second fiscal quarter.  The Company has no non-voting common shares.

As of August 31, 2015, a total of 17,953,531 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 28, 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K.

APPLIED GENETIC TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2015

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

Overview

We are a clinical-stage biotechnology company developing gene therapy products designed to transform the lives of patients with severe diseases in ophthalmology. We believe our proprietary gene therapy platform and our expertise in viral vector selection, design, delivery and manufacturing will facilitate the rapid clinical advancement and regulatory approval of our product candidates and enhance their therapeutic and commercial potential.

Our lead product candidates include treatments for X-linked retinoschisis, or XLRS, two forms of achromatopsia, or ACHM, and X-linked retinitis pigmentosa, or XLRP. These four orphan diseases of the eye are caused by mutations in single genes, significantly affect visual function and currently lack effective medical treatments.

•

XLRS is characterized by abnormal splitting of the layers of the retina, resulting in poor visual acuity in young boys, which can progress to legal blindness in adult men. We currently are enrolling patients in a Phase 1/2 clinical trial with our XLRS product candidate and anticipate having initial clinical data from early cohorts around the end of calendar year 2015.

•

ACHM is characterized by the absence of cone photoreceptor function, resulting in extremely poor visual acuity, light sensitivity, day blindness and complete loss of color discrimination. We expect to file an IND for our first ACHM product candidate in late 2015, and thereafter to initiate a Phase 1/2 clinical trial in the United States. We expect development of our second ACHM product candidate to follow shortly behind this timeline.

•

We have also begun preclinical studies for our product candidate addressing XLRP, a disease characterized by progressive degeneration of the retina, which can lead to total blindness in adult men. For our XLRP product candidate, we expect to file an IND in late 2016, and thereafter to initiate a Phase 1/2 clinical trial in the United States.

•	Finally, we are utilizing our previous experience in wet AMD to evaluate new potential product candidates. We expect to announce one or more product candidates for AMD in late 2015.

On July 1, 2015, we entered into a broad collaboration and license agreement with Biogen MA Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), to develop gene-based therapies for multiple ophthalmic diseases including the XLRS and XLRP programs and three discovery programs. We will be responsible for the clinical development programs of XLRS through product approval and of XLRP through the completion of first-in-human trials. Biogen will support the clinical development costs, subject to certain conditions, following the first-in-human study for XLRS and IND-enabling studies for XLRP.

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

We have developed extensive internal expertise in the selection and design of viral vectors - including capsids, promoters, expression cassettes, formulation, delivery and manufacturing that is supported by a broad intellectual property estate. Our proprietary AAV vector manufacturing process is both reproducible and scaleable with a favorable cost of goods. We have assembled an experienced management team and a world-class group of scientific advisors, and we have strong collaborative relationships with key opinion leaders in the field of gene therapy. Combining these attributes, we have built a gene therapy platform that we believe will provide patients with treatments that may have life-long clinical benefits, potentially based on a one-time therapeutic administration.

We and our scientific collaborators have generated human proof-of-concept data that we believe provide preliminary evidence of the safety and efficacy of our gene therapy approach through preclinical studies and clinical trials in two other eye diseases: Leber congenital amaurosis (type 2), or LCA2, a form of early onset retinal degeneration caused by mutations in the RPE65 gene, and the wet form of age-related macular degeneration, or wet AMD, an eye disease affecting a large patient population.

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

Our AAV vectors can be used to introduce functional genes into many different cell types by a variety of delivery methods and can carry genes of up to 4,000 base pairs in length, a payload capacity sufficient to accommodate more than 90% of the individual genes in the human genome. We have developed a proprietary manufacturing process that we believe will enable our vectors to be manufactured reliably, and at high quality, on a commercial scale. Our gene therapy platform therefore has the potential to provide treatments for many other diseases outside of our current focus on orphan ophthalmology, including those with large dosing requirements or in larger markets. We have already conducted preclinical proof-of-concept studies and Phase 1 and Phase 2 clinical trials of a treatment for alpha-1 antitrypsin deficiency, or AAT deficiency, an inherited orphan lung disease. We expect to explore other therapeutic areas selectively, either alone or through partnerships.

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

•

Short time to clinical data.  In XLRS and ACHM, we expect to obtain meaningful clinical data within six months after a one-time administration of the product candidate to a patient, which we believe will facilitate the clinical development of our product candidates.

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

Our strategy

Our objective is to become the world leader in developing and commercializing gene therapy treatments for eye diseases, and thereby to provide a better life for patients with these diseases, for which in some cases there are no currently available treatments. Our strategy to accomplish this goal is to:

•

Develop and commercialize drugs in orphan ophthalmology. Our lead product candidates are treatments for the severe orphan eye diseases XLRS, ACHM, and XLRP. Given the severity of these diseases and the current lack of treatment options, a one-time-treatment alternative that corrects the underlying genetic defect would provide superior long-term value for patients, their families and the healthcare system more broadly.

•	Expand our position in ophthalmology.
•

Continue our leadership position in orphan ophthalmology.  We have developed significant experience in the orphan ophthalmology space through our work on XLRS, ACHM, XLRP and LCA2. We have strong relationships with key opinion leaders in the field and with leading patient advocacy groups. We have received grants aggregating $8.9 million from the Foundation Fighting Blindness, or FFB, the National Institutes of Health, or NIH, the National Eye Institute, or NEI, and the FDA. Our scientific advisory board is comprised of leaders in the fields of ophthalmology and genetics, including one of our scientific founders, William W. Hauswirth, Ph.D., the Rybaczki-Bullard Professor of Ophthalmology and Molecular Genetics at the University of Florida College of Medicine.

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

•

Seek opportunities for strategic partnerships and acquisitions in ophthalmology gene therapy.  On July 1, 2015, we entered into a broad collaboration and license agreement with Biogen to develop gene-based therapies for multiple ophthalmic diseases including the XLRS and XLRP programs and three discovery programs.  We believe there may be additional opportunities for us to partner with newly commercial companies and academic groups. We expect that our breadth of experience in research, manufacturing, clinical and regulatory matters will help us to identify and execute in- licensing, co-development arrangements, intellectual property acquisitions or manufacturing agreements that would further extend our leadership position in ophthalmology gene therapy.

•

Extend our expertise in AAV vector design, delivery and manufacturing. We believe that our understanding of our target indications and our robust internal expertise in viral vector design, physical vector delivery, vector manufacturing, clinical trial design and clinical trial conduct are significant competitive advantages. We intend to continue to devote substantial resources to developing the science underlying successful AAV vector design and delivery including external research collaborations with companies such as 4D Molecular Therapeutics to deploy its proprietary AAV vector discovery platform to identify and optimize novel next-generation vectors to target specific cell populations within the human retina that can be used in future product development, as well as to expand the capabilities of our reproducible, scalable manufacturing process.. We also intend to enhance our discovery capabilities and reduce our reliance on external research at academic organizations by expanding our basic research capabilities for target identification, vector design and candidate therapeutic screening.

•

Expand our manufacturing capabilities and create a pilot manufacturing group.  We will seek to decrease our dependence on contract manufacturers by acquiring capital equipment and staffing a facility capable of process development and non-cGMP manufacturing at a scale of up to 100 liter, or 100 L, batches, for indications beyond orphan ophthalmology. Such a facility would enable us to complete process development at a final manufacturing scale appropriate for many indications prior to transfer of manufacturing to a cGMP facility, as well as allowing us the flexibility to produce all non-cGMP batches for early research work and GLP toxicology and biodistribution studies, giving us better control of our future manufacturing requirements. We believe these investments will facilitate the more rapid advancement of our products through regulatory approval and enhance the therapeutic and commercial potential of our gene therapy platform.

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

•

Evaluate opportunities to leverage our gene therapy platform to address indications outside of ophthalmology.  We intend to develop and partner selectively to expand the scope of our pipeline and the utilization of our gene therapy platform. The adaptability of our platform also presents an opportunity for us to selectively form collaborative alliances to expand our capabilities and product offerings into a range of genetically defined diseases and potentially to accelerate the development and commercialization of gene therapy products more broadly. We recently completed a partnership with Biogen that provides us with significant resources to expand our product development activities as well as access to significant development and commercialization expertise.

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

Simplicity —AAV is a small, simple non-enveloped virus with only two native genes. This makes the virus straightforward to work with from a vector engineering standpoint.

Stability —AAV is extremely stable: it is resistant to degradation by shear, solvents and enzymes, facilitating purification and final formulation. AAV stability could also enable development of a freeze-dried formulation, should this become necessary for larger markets where shipping and distribution of the current frozen formulation would be challenging.

Sustained expression —Unlike vectors based on other viruses, our AAV vectors are capable of inserting the functional gene into the patient’s cells as an extra-chromosomal episome, which is a stable, circular form of DNA in the nucleus of cells. Inserting the functional gene as an episome supports long-term production of the protein, leading to sustained therapeutic effect, without altering the patient’s existing DNA. Sustained expression is a powerful advantage of using AAV as a vector: a one-time therapeutic administration of a functional gene into a cell can potentially support protein production for the life of the cell, which, in the cell types we are currently focused on treating, may approximate the duration of the patient’s lifetime.

Safety —We believe AAV vectors are the safest for use in human gene therapy. In contrast, clinical trials using other vectors, such as lentivirus, adenovirus and herpes virus, have reported serious adverse events. The safety advantages of AAV vectors include the following:

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

Carrying capacity —AAV vectors have the capacity to carry therapeutic gene sequences up to 4,000 base pairs in length into a patient’s cell. As more than 90% of human genes have coding sequences less than 3,000 base pairs in length, we expect to be able to pursue a wide variety of indications with our AAV vectors.

Vector design. After the selection of the vector type, there are many other critical factors to be considered when designing a gene therapy product. These include selecting the appropriate:

•	therapeutic gene,
•	promoter and related gene regulatory elements,
•	AAV sequences needed to signal replication and packaging, and
•	AAV capsid (the protein shell) in which these elements are packaged.

The first step in vector design is to identify the therapeutic protein that we want the patient’s own cells to produce, and many times optimize the gene for efficient therapeutic protein expression in patient’s own cells, and then insert that efficient gene into an AAV vector. Production of the protein requires a promoter, which is a genetic element to drive expression. Certain promoters function well only in certain cell types, whereas other promoters function well in almost any cell type. We make our selection by comparing different promoters in the specific type of cells that are affected in each disease target, ideally in an animal whose physiology is close to that of humans, to find the promoter that best enables production of therapeutic levels of protein in that cell type.

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

Vector manufacturing: our H.A.V.E. method

We have developed a proprietary, high-yield vector manufacturing process using scalable technologies for herpes-assisted vector expansion, which we refer to as our H.A.V.E. manufacturing method. While the H.A.V.E. manufacturing method uses the herpes virus as a helper in the first step of a four-step AAV vector manufacturing process, there is no herpes virus in the final product. Our H.A.V.E. manufacturing method addresses problems of low productivity and low efficacy that have historically plagued efforts to manufacture AAV vectors and enables us to produce vectors with improved potency, efficiency and safety over processes previously used by us and others. It also enables us to produce a more purified and concentrated end product, as evidenced by an approximately 25- to 30-fold reduction in non-infectious viral contaminants as compared to vectors used in previous clinical trials.

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

We and SAFC Pharma have successfully produced the necessary material for the clinical trials we have conducted to date, and have more than enough manufacturing capacity to meet the requirements of our planned future trials. We are currently investing in the development of mid- to large-scale manufacturing processes with a view towards supporting our product candidates, if approved, at commercial scale. We are developing a pilot manufacturing group to decrease our dependence on contract manufacturers by securing capital equipment and staffing a facility capable of process development and non-cGMP manufacturing at up to 200 L scale.

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

Subretinal injection between the photoreceptors in the outer retina and the retinal pigment epithelium just below the retina are best for delivering the product candidate to the outer retina, farthest from the lens, where the AAV vector can readily enter photoreceptor cells and retinal pigment epithelium cells. This is a short, outpatient surgical procedure that is frequently performed by retinal surgeons.

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

For other indications, such as the orphan lung disease AAT deficiency, where secretion of a therapeutic protein into the bloodstream is the goal, we plan to administer the product candidate to muscle cells. There are large numbers of muscle cells in the body, providing the ability to produce a large amount of protein for systemic circulation. This can be accomplished by several methods, including:

•	intramuscular injection , in which the product candidate is directly injected into muscle cells, and
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

Our product programs

Our lead programs address XLRS, ACHM, and XLRP, which are orphan diseases of the eye that are caused by mutations in single genes, significantly affect visual function starting at birth and currently lack effective medical treatments.

We initially developed our gene therapy platform and obtained clinical evidence of its safety and efficacy in proof-of-concept programs involving two other eye diseases: LCA2 and wet AMD. We obtained clinical evidence of safety and tolerability with both programs as well as encouraging signs of biologic activity.  We chose to not continue the development of the LCA2 product for a number of reasons but most importantly because we believed the disease characteristics and market opportunity for our current lead programs were more attractive.  In the case of wet AMD, our partnership with Genzyme was terminated and we now have freedom to operate and are pursuing product development independently.

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

Based on AGTC animal study data

Planned clinical development of our XLRS product candidate

We are currently enrolling patients in a Phase 1/2 clinical trial in which we expect to enroll a total of 27 XLRS patients at 4 clinical sites.  The study design is illustrated below:

We are also currently conducting a natural history study in persons affected by XLRS. This study will document the progression of the disease in the absence of treatment, and its results will provide important information about the best methods for measuring visual function in these patients and will guide us in the design of subsequent clinical trials in which our product candidate will be tested for safety and efficacy. The study is being conducted at three clinical sites that specialize in inherited retinal diseases: the Casey

Eye Institute in Portland, Oregon, the Retina Foundation of the Southwest in Dallas, Texas, and the Kellogg Eye Center in Ann Arbor, Michigan.

Completion of the Phase 1/2 clinical study and the natural history study will guide us in finalizing the design of a pivotal Phase 3 clinical trial. In the planned pivotal Phase 3 trial, we would expect to enroll 40 - 75 patients who will be evaluated for changes in visual function over a 12-month period. If successful, we believe the results of this second trial could support submission of a Biologics License Application, or BLA, to the FDA in the United States and a Marketing Authorization Application, or MAA, to the EMA in Europe for our XLRS product candidate.

As a part of our collaboration, Biogen has obtained worldwide commercialization rights for the XLRS program. AGTC will be responsible for the clinical development program through product approval. Biogen will support the clinical development costs, subject to certain conditions, following the first-in-human study.  We have an option to share development costs and profits after the initial clinical trial data are available, and an option to co-promote the second of these products (XLRS and XLRP) to be approved in the United States.

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

There are several other genes in which mutations are known to cause ACHM, with signs and symptoms that are the same as in ACHM caused by CNGB3 mutations. AAV vectors expressing these genes would be additional potential product candidates for treatment of ACHM caused by mutations in these genes, and we believe they would have the potential for rapid regulatory approval, if our product candidate for ACHM caused by CNGB3 mutations were already approved. Mutations in the CNGA3 gene are responsible for about 25% of ACHM cases in the US and Europe but are responsible for almost all cases in patients from the Middle East. Proof-

of-concept efficacy after subretinal injection of AAV vectors expressing CNGA3 has also been demonstrated in mouse and sheep models of CNGA3-related ACHM.

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

In conjunction with scientists based in Israel, we have initiated a preclinical study involving a product candidate for CNGA3-related ACHM, which uses the same promoter and capsid used in our CNGB3 product candidate, to evaluate its safety and efficacy in the sheep model of the disease. We have also initiated an international natural history study in patients with CNGA3-related ACHM.

Planned clinical development of our CNGB3-related ACHM product candidate

We are currently conducting a natural history study in persons affected by ACHM caused by CNGB3 mutations. Results of this study will provide important information about the best methods for measuring visual function in these patients and will guide us in the design of subsequent clinical trials in which our product candidate will be tested for safety and efficacy. This study is being conducted at multiple clinical sites that specialize in inherited retinal diseases.

We are in the final stages of preparing the IND for our ACHM CNGB3 product candidate.  Once the IND has cleared the FDA, we anticipate enrolling18 achromatopsia CNGB3 patients in a  Phase1/2 clinical trial.  The anticipated study design is illustrated below:

Completion of the Phase 1/2 clinical study and the natural history study will guide us in finalizing the design of a pivotal Phase 3 clinical trial.  In the planned pivotal Phase 3 trial, we expect that between 40 and 75 patients will be enrolled and evaluated for changes in visual function over a 12-month period following treatment. If successful, we believe the results of this pivotal Phase 3 trial could support our submission of a BLA to the FDA and of an MAA to the EMA for our ACHM product candidate.

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

A preclinical study in a dog model of XLRP caused by mutations in the RPGR gene demonstrated a delay in the rate of disease progression in eyes that received a subretinal injection of an AAV vector expressing RPGR. We have inserted a stable form of the RPGR cDNA into an HSV helper to produce our XLRP product candidate and are currently conducting preclinical studies to further evaluate the ability of this product candidate to delay disease progression in animal models of XLRP. If these studies are successful, we will conduct additional preclinical studies required for submission of an IND to the FDA. These studies will include single-dose toxicology studies in animals that will evaluate the safety and distribution within the animals after our XLRP product candidate is delivered by both subretinal and intravitreal injection.

As a part of our collaboration, Biogen obtains worldwide commercialization rights for the XLRP program. The Company will lead the clinical development program through the completion of first-in-human trials. Biogen will support the clinical development costs, subject to certain conditions, following the IND-enabling studies.  The Company has an option to share development costs and profits after the initial clinical trial data are available, and an option to co-promote the second of these products (XLRS and XLRP) to be approved in the United States.

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

Wet AMD

Age-related macular degeneration, or AMD, is a retinal disease that affects older adults and results in a loss of vision in the center of the visual field (the macula). It is a major cause of blindness and visual impairment and occurs in neovascular (“wet”) or nonneovascular (“dry”) forms. In the wet form, abnormal growth of blood vessels in the retina is stimulated by a protein called vascular endothelial growth factor, or VEGF. The abnormal blood vessel growth, or neovascularization, causes vision loss due to blood and protein leakage in the macula. A paper by Friedman et al. published in Archives of Ophthalmology (2004) estimated the total number of persons with wet AMD in the United States to be 1.2 million, from which we estimate there are about 3.2 million persons with wet AMD in the United States and Europe combined.

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

Based on our proof-of-concept studies, we believe that gene therapy offers a potential long-term solution to treat wet AMD with a single injection. Additionally, as in the case of “cocktail” treatment paradigms in oncology, there is a strong rationale for combination therapy to become the standard of care in wet AMD. For instance, we are aware that others are conducting Phase 3 trials of an anti-platelet-derived growth factor, or PDGF, agent in combination with anti-VEGF agents for wet AMD. We believe that, while the predictability of targeting VEGF itself would mitigate development risk, the most compelling gene therapy approach would offer not only sustained expression but also pathway synergy with existing anti-VEGF options. We have defined our preferred target profile and are proceeding with a comprehensive review of possible targets.

The development pathway for wet AMD therapies has been well-established. Preclinical CROs offer predictive animal models that reproduce the neovascularization typical of wet AMD in humans and yield results within a few months. In the clinic, physicians can readily detect therapeutic effects by measuring visual function with an eye chart and anatomical biomarkers using widely available imaging devices. We intend to test several lead targets head-to-head in animal models. If sufficient rationale exists for more than one target, we will investigate deploying one viral vector to address multiple targets. Given our experience gained from our prior partnership with Genzyme, our already-established manufacturing infrastructure and our planned regulatory path, we expect to be able to file an IND for a wet AMD product candidate efficiently.

Other autosomal recessive retinal diseases

It is estimated that approximately 220 genes causing inherited retinal disease have been identified, of which 146 are autosomal recessive and therefore most amenable to treatment by gene replacement therapy. Among the 42 most common autosomal recessive forms of retinitis pigmentosa, LCA and cone or cone-rod dystrophy, 38 have gene coding regions of less than 3,760 nucleotides and can therefore be readily accommodated within our AAV vectors. We are continuing to evaluate indications having these characteristics to select those most appropriate for addition to our longer-term product development pipeline.

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

•	We have developed over 30 assays to accurately characterize our process and the HSV and AAV vectors we produce.

•	We have developed a purification system applicable to multiple AAV capsids.
•	We are investing in the development of mid- to large-scale manufacturing processes to enable the manufacture of our product candidates at commercial scale.

We believe these improvements and our continued investment in our manufacturing platform will enable us to develop best-in-class, next generation gene therapy products.

Our viral vector production platform for AAV-based gene therapeutics, which we call the herpes-assisted vector expansion, or H.A.V.E. method, offers significant benefits in comparison with the methods used by others to manufacture AAV vectors, as summarized in the following table.

AAV production method	Straightforward cloning	High efficiency	High yield	Scalable
Transfection	Yes	No	No	No
Baculovirus	No	No	Yes	Yes
Adenovirus	No	Yes	Yes	Yes
Our H.A.V.E. method	Yes	Yes	Yes	Yes

The four key steps involved in our proprietary H.A.V.E. manufacturing method are as follows:

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

H.A.V.E. Production of our AAV Vectors for Gene Therapy

The H.A.V.E. method is inherently flexible, allowing the manufacture of a wide range of AAV vectors without the need to modify the manufacturing steps used to produce the HSV helpers or AAV vectors. We have already demonstrated our manufacturing knowledge through multiple successful production batches of both HSV helpers and AAV vectors at SAFC Pharma, our contract manufacturing organization, under current good manufacturing practices, or GMP.

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

On July 1, 2015, we entered into a broad collaboration and license agreement with Biogen to develop gene-based therapies for multiple ophthalmic diseases. Biogen has made an upfront payment to us in the amount of $124.0 million, which includes a $30.0 million equity investment and certain prepaid research and development expenditures. Biogen will be granted a license to the XLRS and XLRP programs and the option to license discovery programs for two additional ophthalmic indications and one non-ophthalmic indication at the time of clinical candidate selection. Under the collaboration, we are eligible to receive upfront and milestone payments exceeding $1 billion. This includes up to $472.5 million collectively for the two lead programs, which also will carry royalties in the high single digit to mid-teen percentages of annual net sales. In addition, Biogen may make payments up to $592.5 million across the discovery programs, along with royalties in the mid-single digits to low teen percentages of annual net sales.

Biogen will also receive an exclusive license to use our proprietary manufacturing technology platform to make AAV vectors for up to six genes, three of which are at our discretion, in exchange for payment of milestones and royalties.

We have also entered into an agreement with SAFC Pharma, which also is our current contract manufacturing organization, for cGMP manufacture of clinical grade material for third parties. This arrangement allows us to approach other gene therapy companies that might benefit from our manufacturing and vector design capabilities. Under such an arrangement, we could potentially license our manufacturing technology and receive upfront payments, milestones and royalties. SAFC Pharma would do the manufacturing of commercial grade material.

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

In May 2013, we and UF were jointly awarded an $8.3 million dollar grant from the NEI to support development of our ACHM product candidate, with Dr. William Hauswirth, one of our scientific founders and Professor and holder of the Rybaczki-Bullard Chair in the Department of Ophthalmology at UF, as principal investigator. As a sub-awardee, we expect to receive approximately $3.8 million over four years under this grant.

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

We also have formed strong relationships with key academic centers across the United States that have core competencies in gene therapy, orphan ophthalmology and AAT deficiency. These centers conduct sponsored research, act as advisors and collaborate with us on grant proposals. Since our inception, we have been awarded grant funding, either independently or with our collaborators. This funding has provided peer-reviewed scientific validation of our programs and has facilitated critical early stage research for our leading product candidates.

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

As of August 24, 2015, our patent portfolio included approximately 56 patents and patent applications that we own and approximately 64 patents and patent applications that we have licensed. More specifically, we own five U.S. patents, six pending U.S. applications, 32 foreign patents and 13 foreign patent applications. We have licensed 22 U.S. patents, four pending U.S. applications, 35 foreign patents and three pending foreign patent applications. Of the patents and patent applications that we own or license, 32 cover methods to manufacture AAV vectors, the longest lived and most significant of which is expected to expire in 2025. Ten of the patent applications that we own are directed to small cone promoters and uses thereof. A patent issuing from this group could have an expiration date in 2034.

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

University of Florida. We currently have five license agreements with the University of Florida Research Foundation, or UFRF, an affiliate of UF, of which the principal licenses are as follows:

•

A license from UFRF signed in September 2001 relates to the AAV construct containing the AAT gene and the method to treat AAT deficiency using this construct. We have an exclusive license in all fields of use.

Under the terms of this license, we made cash and stock-based up-front payments to UFRF and are required to make payments ranging from the mid-five figures to the low-six figures based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. Assuming that we meet each of the specified development, regulatory and commercial milestones not more than once for each product, which we expect will be the case, the maximum aggregate milestone payments payable under this license with respect to any individual product that we commercialize will be $0.3 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the mid-single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income in the low-double digits. We are required to make annual maintenance payments in the low four figures under this license, which payments are creditable against royalty payments on a year-by-year basis.

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

Under the terms of this license, we made cash and stock-based up-front payments to UFRF and JHU and are required to make payments ranging from the mid-five figures to the low-six figures based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. Assuming that we meet each of the specified development, regulatory and commercial milestones not more than once for each product, which we expect will be the case, the maximum aggregate milestone payments payable under this license with respect to any individual product that we commercialize will be $0.5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low-single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income in the low-double digits. We are required to make annual maintenance payments in the low four figures under this license, which payments are creditable against royalty payments on a year-by-year basis.

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

The longest-lived patent covered by this license is expected to expire in 2022.

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

Under the terms of these licenses, we made cash up-front payments to UFRF and are required to make payments ranging from the mid-five figures to the low-six figures based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. Assuming that we meet each of the specified development, regulatory and commercial milestones not more than once for each product, which we expect will be the case, the maximum aggregate milestone payments payable under these licenses with respect to any individual product that we commercialize will be $0.6 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low-single digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of such license income in the mid-single digits. We are required to make annual maintenance payments in the mid four figures under these licenses, which payments are creditable against royalty payments on a year-by-year basis.

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

University of Alabama at Birmingham.  A license agreement from the UAB Research Foundation affiliated with The University of Alabama at Birmingham signed in 2006, relates to one U.S. patent with claims covering the use of HSV helpers to produce AAV vectors. The patent is expected to expire in 2025. Effective in July 2015, we modified the license from co-exclusive to exclusive.

Under the terms of this license, we made a cash up-front payment to the UAB Research Foundation, and we will be required to make payments ranging from the mid-five figures to the low-six figures based upon development and regulatory milestones for any products covered by the in-licensed intellectual property. Assuming that we meet each of these development and regulatory milestones not more than once for each product, which we expect will be the case, the maximum aggregate milestone payments payable under this license with respect to any individual product that we commercialize will be $0.5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low-single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income in the mid-single digits. We are required to make annual maintenance payments in the mid-four figures under this license, which payments are creditable against royalty payments on a year-by-year basis.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule for fiscal year 2015, which becomes effective October 1, 2015, the user fee for an application requiring clinical data, such as a BLA, is $2,335,200. PDUFA also imposes an annual product fee for biologics ($110,370) and an annual establishment fee ($569,200) on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

Employees

As of June 30, 2015, we had 35 full-time employees, 23 of whom have Ph.D., M.D. or other post-graduate degrees. Of these full-time employees, 25 are engaged in research and development activities and 10 are engaged in finance, legal, human resources, facilities and general management.

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

We use “AGTC” and the double helix logo as trademarks in the United States and other countries. As of June 30, 2015, these trademarks have been registered in the United States, European Union and Japan.

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

We are a clinical-stage biotechnology company, and we have not yet generated revenues from product sales. We have incurred losses from operations in each year since our inception in 1999, and net losses of $24.3 million, $15.9 million, and $5.0 million for the years ended June 30, 2015, 2014 and 2013, respectively. As of June 30, 2015, we had an accumulated deficit of $88.7 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through research grants from third parties or milestone payments from a collaborator. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants. We anticipate that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

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

All of our revenue generated to date has come from research grants from third parties or license fees or milestone payments from collaborations. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners such as Biogen, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales for at least the next several years, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenues from product sales depends heavily on our success in:

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

Other than our product candidate for the treatment of XLRS, all of our lead programs in orphan ophthalmology are currently in preclinical development. Developing gene therapy products is expensive, and we expect our research and development expenses to increase substantially as we advance our current product candidates in clinical trials and as we undertake preclinical studies of new product candidates.

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2015, our cash and cash equivalents and investments amounted to $85.3 million. Our research and development expenses were $16.5 million, $8.5 million and $3.1 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. We believe that our existing cash and cash equivalents at June 30, 2015, combined with the net proceeds from our collaboration with Biogen, will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches.

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

We have cash and cash equivalents and investments in the aggregate amount of $85.3 million, which represents approximately 95% of our total assets. These investments are subject to general credit, liquidity, market, political, sovereign and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A material part of our investment portfolio consists of money market accounts and certificates of deposits. If global credit and equity markets experience prolonged periods of decline, our investment portfolio may be adversely impacted and we could determine that our investments may experience an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. A failure of any of the financial institutions in which our deposits exceed FDIC limits could also have an adverse impact on our financial position.

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

Trial designs and results from animal studies or previous clinical trials are not necessarily predictive of our future clinical trial designs or results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may also fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in animal studies or having successfully advanced through initial clinical trials. For example, our animal studies of our AAT product candidate resulted in evidence of significant production of AAT levels, but early clinical trials of our product candidate showed significantly lower levels of AAT production in treated patients. We subsequently initiated a study in a non-human primate model of an alternative vascular delivery method for this product candidate. In the second quarter of fiscal year 2015, we obtained results from this study that were less encouraging with respect to the efficacy of this method of delivery than we had expected (i.e. we did not see higher levels of protein expression). As a result we will undertake additional pre-clinical studies of vascular routes of administration for this product candidate.  There can be no assurance that the success we achieved in the animal studies for our lead product candidates will result in success in our clinical trials of those product candidates.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals diagnosed annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product. Our product candidates for the treatment of LCA2, XLRS, ACHM (in the form caused by mutations in the CNGB3 gene) and AAT deficiency have been granted orphan drug designations by the FDA. We may request orphan drug designation for our other product candidates in the future but there can be no assurances that the FDA will grant any of our product candidates such designation. Additionally, the designation by the FDA of any of our product candidates as an orphan drug does not guarantee that the FDA will accelerate regulatory review of or ultimately approve that product candidate.

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

Collaborations with third parties, such as our recently announced collaboration with Biogen, may be important to our business. If these collaborations are not successful, our business could be adversely affected.

We recently announced that we have entered into a collaboration with Biogen to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS and XLRP.  The collaboration agreement also provides for discovery programs targeting three indications whereby we will conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate.   In addition, under our manufacturing agreement with Biogen, we granted Biogen an exclusive license to use our proprietary technology platform outside of the collaboration to make AAV vectors for up to three available genes and three additional genes that we may approve in our discretion.  An unsuccessful outcome in pending and future clinical trials for which Biogen is responsible could be harmful to the public perception and prospects of our gene therapy platform.

Our license relationships with Biogen and any future collaboration we enter into in the future, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•	exclusivity rights we negotiate with our collaborators may be unenforceable in certain jurisdictions;
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

•

collaborators may decide not to continue the development of collaboration products and could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•

if we grant take-over or step-in rights to a collaborator with respect to one or more of our product candidates, we may realize diminished benefits upon the ultimate commercialization of that product candidate;

•

a collaborator with marketing, distribution and commercialization rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

•	restrictions and commitments contained in collaborations may have the effect of preventing us from independently undertaking development and other efforts that may appear to be attractive to us;
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
•

collaborations may be terminated at the convenience of the collaborator or for a material breach by either party, and, if a collaboration is terminated, we could be required to make payments to the collaborator or have our potential payments under the collaboration reduced; and

•

in the event of the termination of a collaboration, we could be required to raise additional capital to pursue further development or commercialization of the product candidates returned to us by our former collaborator.

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our gene therapy platform and product candidates could be delayed and we may need additional resources to develop product candidates and gene therapy platform. As a result of these or other factors, we may not receive the benefits that we expect from our collaborations.

In the event Biogen terminates the collaboration for a material breach by us, we will be restricted from competing with Biogen for two years in the terminated programs with Biogen having the right, in lieu of termination, to elect to maintain the license from us and reduce the royalties and milestones in a manner specified in the agreement.

Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected. Under a previous collaboration agreement, Genzyme has options, which expire in 2017, to license a previous version of our manufacturing technology as it existed at the time of the license for specified genes implicated in lysosomal storage diseases.

We may in the future determine to collaborate with other pharmaceutical and biotechnology companies for development and potential commercialization of product candidates other than those covered by our collaboration with Biogen. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement with any such new party will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

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

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to maintain effective internal control over financial reporting, investors could lose confidence in our financial statements and our company which could have a material adverse effect on our business and our stock price.

Our management previously determined that as of June 30, 2014 and 2013, we had material weaknesses in our internal control over financial reporting, which related to the design and operation of our closing and financial reporting processes and our accounting for debt, equity and convertible instruments.  Management has determined that as of June 30, 2015, the material weakness in our internal control over financial reporting related to the design and operation of our closing and financial reporting processes still existed.  These material weaknesses in our internal control over financial reporting are primarily due to the fact that we did not have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes and to address the accounting and financial reporting requirements related to our issuances of convertible notes, preferred stock warrants, stock options, preferred stock and preferred stock purchase rights.

If we fail to fully remediate material weaknesses or fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements and our company or cause our stock price to decline. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. We believe it is likely that transactions that have occurred in the past and other transactions that may occur in the future, could trigger an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any.

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

Alachua, Florida

Our corporate headquarters are located in Alachua, Florida. Our current leased facilities encompass approximately 6,975 square feet of office and laboratory space. The leases for these office and laboratory facilities expire on December 31, 2015.

In April 2015, we entered into an agreement to lease approximately 18,300 square feet of laboratory and office space for a 10-year period expected to commence in December 2015.  The new facility, located across the street from our current facilities in Alachua, will accommodate all of our office and laboratory space under one roof and allow for future growth and expansion.  We have options to extend the term of the lease for three additional five-year periods and also have rights to lease up to approximately 2,700 additional square feet of space within the same facility.

Cambridge, Massachusetts

In August 2015, we entered into a two-year lease to occupy approximately 3,000 square feet of office and laboratory space in Cambridge, Massachusetts.  This new facility, located at One Kendall Square, will focus primarily on business development, pharmacology, and basic research and development.

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

Market Information

Our common stock has been listed on The NASDAQ Global Market under the symbol “AGTC” since March 27, 2014. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by The NASDAQ Global Market:

	2015		2014
	High	Low	High	Low
First fiscal quarter	$25.46	$14.70	$-	$-
Second fiscal quarter	$28.24	$16.20	$-	$-
Third fiscal quarter (For 2014, began March 27, 2014)	$25.42	$19.26	$16.82	$12.50
Fourth fiscal quarter	$22.99	$14.40	$34.37	$11.10

As of August 31, 2015, a total of 17,953,531 shares of our common stock were outstanding and we had 33 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Comparative Stock Performance

The following stock performance graph compares the cumulative total return to stockholders for our common stock for the period commencing March 27, 2014 (the date on which our common stock commenced trading on The NASDAQ Global Market) and ended June 30, 2015 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The calculation of total cumulative returns assumes a $100 investment in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes reinvestment of all dividends, if any. The historical information set forth below is not necessarily indicative of future performance.

	3/14	6/14	6/15
Applied Genetic Technologies Corporation	100.00	156.50	103.93
NASDAQ Composite Index	100.00	105.06	119.18
NASDAQ Biotechnology Index	100.00	109.46	148.52

ITEM 6:	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K and with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our selected statement of operations data for the fiscal years ended June 30, 2015, 2014 and 2013 and our selected balance sheet data as of June 30, 2015 and 2014 are derived from our audited financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected for any future period. The selected financial data in this section are not intended to replace our financial statements and the related notes.

Selected Financial Data

	Fiscal Year Ended June 30,
	2015	2014	2013	2012
	(in thousands except per share data)
Statement of Operations Data:
Revenue:
Grant revenue	$1,682	$917	$439	$718
Sponsored research and other revenue	672	212	503	364
Total revenue	2,354	1,129	942	1,082
Operating expenses:
Research and development	16,528	8,503	3,133	2,354
General and administrative	10,358	5,182	1,403	787
Total operating expenses	26,886	13,685	4,536	3,141
Loss from operations	(24,532)	(12,556)	(3,594)	(2,059)
Other income (expense):
Investment income, net	216	42	10	—
Interest expense	—	—	(191)	(69)
Fair value adjustments to warrant liabilities (1)	—	(441)	(8)	204
Fair value adjustments to Series B purchase rights (1)	—	(2,904)	(1,207)	—
Other	(2)	(49)	—	—
Total other (expense) income, net	214	(3,352)	(1,396)	135
Net loss	$(24,318)	$(15,908)	$(4,990)	$(1,924)
Net loss per share, basic and diluted (2)	$(1.50)	$(4.46)	$(45.78)	$(17.65)
Weighted-average shares outstanding, basic and diluted (2)	16,253	3,568	109	109

	As of June 30,
	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$39,187	$8,623	$8,893	$774
Short and long-term investments	$46,083	$64,450	$14,000	$—
Total assets	$90,174	$77,407	$25,490	$2,824
Current liabilities	$4,642	$2,534	$3,460	$1,494
Convertible preferred stock	$—	$—	$58,103	$32,524
Total stockholders’ equity (deficit)	$85,532	$74,873	$(36,183)	$(31,290)

(1)

See Note 12 of Notes to Financial Statements appearing elsewhere in this annual report on Form 10-K for a description of the fair value adjustments to our warrant liabilities and Series B purchase rights.

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

Overview

We are a clinical-stage biotechnology company that uses our proprietary gene therapy platform to develop products designed to transform the lives of patients with severe diseases in ophthalmology. Our lead product candidates are treatments for X-linked retinoschisis, or XLRS, achromatopsia, or ACHM, and X-linked retinitis pigmentosa, or XLRP. These rare diseases of the eye are caused by mutations in single genes, significantly affect visual function and currently lack effective medical treatments. Our development pipeline goals include the following:

•

In March 2015, we filed an Investigational New Drug (“IND”) application for our XLRS product candidate.  This application was accepted by the U.S. Food and Drug Administration (“FDA”) in April 2015 and we expect to report initial clinical data for this program during the second half of calendar year 2015.

•	For our ACHM product candidate, we plan to file an IND later this year and expect to initiate a Phase I/II clinical trial thereafter, subject to the FDA’s review and acceptance of that application.
•	We have also begun preclinical studies for our product candidate addressing XLRP, a disease characterized by progressive degeneration of the retina, leading to total blindness in adult men.
•	We also plan to develop new treatments for AMD by leveraging our experience developing products in orphan ophthalmology and our work with a partner on a first generation product for wet AMD.
•

In the longer term, we will seek opportunities to take advantage of the adaptability of our gene therapy platform to address a range of genetic diseases, both within and beyond our initial focus area of orphan ophthalmology.

Since our inception in 1999, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology and alpha-1 antitrypsin deficiency, or AAT deficiency, an inherited orphan lung disease, including activities to manufacture product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily through the private placement of preferred stock, common stock, convertible notes and warrants to purchase preferred stock and through our public offerings consummated in April 2014 and July/August 2014.  We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the United States Food and Drug Administration, or FDA, and by patient advocacy groups such as the Foundation Fighting Blindness, or FFB, and the Alpha-1 Foundation.

We have incurred losses from operations in each year since inception. Our net losses were $24.3 million, $15.9 million, and $5.0 million for each of the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct preclinical studies and clinical trials for our XLRS, ACHM and XLRP product candidates;
•

continue our research and development efforts, including exploration through early preclinical studies of potential applications of our gene therapy platform in other indications in orphan ophthalmology and in wet AMD;

•	manufacture clinical trial materials and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	further develop our gene therapy platform;
•	add personnel to support our collaboration, product development and commercialization efforts; and
•	continue to operate as a public company.

As of June 30, 2015, we had cash and cash equivalents and investments totaling $85.3 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents at June 30, 2015, combined with the net proceeds from our collaboration with Biogen (discussed below), will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

Recent Developments

Collaboration with Biogen

On July 1, 2015, we entered into a collaboration arrangement (the “Collaboration Agreement”) with Biogen pursuant to which we and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on our adeno-associated virus vector technologies.  The Collaboration Agreement became effective on August 14, 2015, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

Under the Collaboration Agreement, we will conduct all development activities through regulatory approval in the United States for the XLRS program, and all development activities through the completion of the first in human clinical trial for the XLRP program.  In addition, the Collaboration Agreement provides for discovery programs targeting three indications whereby we will conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate.  Under the terms of the Collaboration Agreement, we, in part through our participation in joint committees with Biogen, will participate in overseeing the development and commercialization of these specific programs.

We will grant Biogen an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by us for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the Collaboration Agreement.  We will also grant Biogen a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, of our interest in other intellectual property developed pursuant to the Collaboration Agreement.

Under the Collaboration Agreement, we received a non-refundable upfront payment of $94.0 million in August 2015.  As a result of the upfront payment made by Biogen, we became liable to various research partner institutions for total license payments of approximately $9.4 million.  These license payables are due at varying dates ranging from 15 days following receipt of the upfront payment from Biogen to 75 days following the end of our first fiscal quarter ending September 30, 2015.

We are also eligible to receive payments of up to $467.5 million based on the successful achievement of future milestones under the two lead programs and up to $592.5 million based on the exercise of the option for and the successful achievement of future milestones under the three discovery programs.  Biogen will pay revenue-based royalties for each licensed product at tiered rates ranging from high single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and at rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products.  Due to the uncertainty surrounding the achievement of the future milestones, such payments were not considered fixed or determinable at the inception of the Collaboration Agreement and accordingly, will not be recognized as revenue unless and until they become earned.  We achieved the first milestone under the XLRS program in late August 2015, which triggers a milestone payment from Biogen of $5.0 million. We are not able to reasonably predict if and when the remaining milestones will be achieved.

In addition to the Collaboration Agreement, on July 1, 2015, we also entered into an equity agreement with Biogen.  Under the terms of this equity agreement, Biogen purchased 1,453,957 shares of our common stock, at a purchase price equal to $20.63 per share, for an aggregate cash purchase price of $30.0 million.  The shares issued to Biogen represented approximately 8.1% of our issued common stock post-issuance (based on the shares that were issued at June 30, 2015) and constitute restricted securities that may not be resold by Biogen other than in a transaction registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration requirement.  The cash proceeds of $30.0 million were received from Biogen in August 2015.

Collaboration with 4D Molecular Therapeutics

In April 2015, we signed an agreement with 4D Molecular Therapeutics (“4DMT”) to conduct research on optimized next generation capsids to target specific target cell populations within the human retina using 4DMT’s Directed Evolution AAV vector discovery platform.  If promising capsids result from the research, we have an option to enter into a licensing agreement.

Financial operations overview

Revenue

Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products. To date, we have not generated any revenues from the sales of products. In the three fiscal years ended June 30, 2015, 2014 and 2013, all our revenues were derived from grants and sponsored research arrangements. Revenue is recognized when there is reasonable assurance that it will be received and we have complied with the terms of the grant or the sponsored research arrangement. Beginning with fiscal year 2016, we expect to start recognizing revenue from our collaboration with Biogen discussed above.

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
•	expenses incurred under agreements with academic research centers, contract research organizations, or CROs, and investigative sites that conduct our clinical trials;
•	license fees;
•	the cost of acquiring, developing, and manufacturing clinical trial materials; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing as well as any additional clinical trials and other research and development activities;
•	the timing and level of activity as determined by us or jointly with our partners;
•	the level of funding received from our partners;
•	whether or not we elect to cost share with our partners;
•	the countries in which trials are conducted;
•	future clinical trial results;
•	uncertainties in clinical trial enrollment rates or drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	significant and changing government regulation; and
•	the timing and receipt of any regulatory approvals.

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

As of June 30, 2015, we had a total of 25 research and development personnel.  From inception through June 30, 2015, we have incurred approximately $71.4 million in research and development expenses.  We expect our research and development expenses to increase for the foreseeable future as we continue the development of our XLRS, ACHM and XLRP product candidates and explore potential applications of our gene therapy platform in other indications.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, finance and human resource functions. Other general and administrative expenses include facility-related costs and professional fees for directors, accounting and audit costs primarily associated with operating as a publicly-listed company, and legal services and expenses associated with our general operations and obtaining and maintaining patents.

We anticipate that our general and administrative expenses will continue to increase in the future as we hire additional employees to support our continued research and development efforts, collaboration arrangements, and the potential commercialization of our product candidates. Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Other income (expense), net

Other income and expense consists primarily of interest earned on cash and cash equivalents and our held-to-maturity investments.  In 2014 and before, other income and expense also included interest expense charged on previously-held debt and re-measurement gains and losses associated with the change in the fair value of liabilities associated with our prior Series B purchase rights and preferred stock warrants.  We previously used the Black-Scholes option pricing model to estimate the fair value of liabilities associated with these Series B purchase rights and preferred stock warrants.

Critical accounting policies and estimates

The following discussion of critical accounting policies identifies the accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the notes to the financial statements appearing elsewhere in this annual report on Form 10-K.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which the selection of an available alternative policy would not produce a materially different result.

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

Collaboration revenue

As described above, on July 1, 2015, we entered into a collaboration agreement with Biogen.  The terms of this agreement and other potential collaboration or commercialization agreements we may enter into generally contain multiple elements, or deliverables, which may include, among others, (i) licenses, or options to obtain licenses, to our technology, and (ii) research and development activities to be performed on behalf of the collaborative partner.  Payments made under such arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

Multiple element arrangements are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting.  Deliverables under an agreement are required to be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third party evidence of fair value is not available. If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance.

Milestone revenue

We apply the milestone method of accounting to recognize revenue from milestone payments when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive.  A milestone event is defined as an event (i) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance; (ii) for which there is substantive uncertainty at the inception of the arrangement that the event will be achieved; and (iii) that would result in additional payments being due to us. Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. A milestone event is substantive if all of the following conditions are met: (i) the consideration is commensurate with either our performance to achieve the milestone, or the enhancement of the value to the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

We assess whether a milestone is substantive at the inception of the arrangement. If a milestone is deemed non-substantive, we account for that milestone payment in accordance with the multiple element arrangements guidance and recognize revenue consistent with the related units of accounting for the arrangement over the related performance period.

Research and development expenses

Research and development costs include costs incurred in identifying, developing and testing product candidates and generally comprise compensation and related benefits and non-cash share-based compensation to research related employees; laboratory costs; animal and laboratory maintenance and supplies; rent; utilities; clinical and pre-clinical expenses; and payments for sponsored research, scientific and regulatory consulting fees and testing.

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost.  The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.  The significant estimates in our accrued research and development expenses are related to expenses incurred with respect to academic research centers, CROs, and other vendors in connection with research and development activities for which we have not yet been invoiced.

There may be instances in which our service providers require advance payments at the inception of a contract or in which payments made to these vendors will exceed the level of services provided, resulting in a prepayment of the research and development expense. Such prepayments are charged to research and development expense as and when the service is provided or when a specific milestone outlined in the contract is reached.

Share-based compensation

We account for share-based awards issued to employees in accordance with Accounting Standard Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”) generally recognize share-based compensation expense on a straight-line basis over the periods during which the employees and non-employee directors are required to provide service in exchange for the award. In addition, we issue stock options and restricted shares of common stock to non-employees in exchange for consulting services and account for these in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees (“ASC 505-50”).  Under ASC 505-50, share-based awards to non-employees are subject to periodic fair value re-measurement over their vesting terms.

For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is primarily based on the historical volatility of peer company data while the expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that this new guidance will have on our financial statements.

In May 2014, the FASB issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year.  The guidance is now effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual period using either the full retrospective approach or modified retrospective approach. We are currently evaluating the impacts of the new guidance on our financial statements.

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

Results of operations

Comparison of the fiscal years ended June 30, 2015 and 2014

Revenue

	Fiscal year ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Grant revenue	$1,682	$917	$765	83%
Sponsored research	572	212	360	170%
Other	100	—	100	100%
Total revenue	$2,354	$1,129	$1,225	109%

Total revenue for fiscal year 2015 increased by $1.2 million to $2.4 million compared to fiscal year 2014. The year-over-year increase was primarily driven by higher grant revenue resulting from increased research and development activities on grant-funded projects.  In addition, sponsored research revenue was higher in 2015 compared to prior year largely as a result of the approval of our Investigational New Drug Application for XLRS that was filed with the FDA in March 2015, triggering milestone payments from a patient advocacy group.  Other revenue was generated from a right of reference agreement that was entered into with a strategic partner during the first quarter of fiscal year 2015.

Research and development expense

	Fiscal Year Ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Outside program costs	$10,800	$5,287	$5,513	104%
Employee-related costs	2,923	1,504	1,419	94%
Share-based compensation	908	77	831	n/m
Other	1,897	1,635	262	16%
Total research and development expense	$16,528	$8,503	$8,025	94%

Research and development expense for fiscal year 2015 increased by $8.0 million to $16.5 million compared to fiscal year 2014. Outside program costs were higher due to increased research and development activity primarily relating to our XLRS, XLRP, ACHM and other product candidates.  The increase in employee-related and share-based compensation costs is attributable to the hiring of additional employees to support the higher level of research and development activity combined with comparatively higher fair values of awards issued under our share-based compensation plans.

General and administrative expense

	Fiscal Year Ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$2,231	$1,665	$566	34%
Share-based compensation	1,912	748	1,164	156%
Legal and professional fees	1,909	844	1,065	126%
Licenses and related fees	1,590	435	1,155	266%
Other	2,716	1,490	1,226	82%
Total general and administrative expense	$10,358	$5,182	$5,176	100%

General and administrative expense for fiscal year 2015 increased by $5.2 million to $10.4 million compared to fiscal year 2014. The increase in employee-related and share-based compensation costs is attributable to the hiring of additional employees combined with comparatively higher fair values of awards issued under our share-based compensation plans.  The increase in legal and license fees was largely the result of the recent collaboration agreements entered into with Biogen and 4D Molecular Therapeutics while the increase in other administrative expenses is primarily due to higher insurance, accounting and other expenses associated with operating as a publicly-traded company.

Other income (expense), net

For fiscal year 2015, other income (expense), net of $214 thousand was primarily comprised of investment income compared to an expense of $3.4 million in fiscal year 2014. The $3.4 million of expense recorded in 2014 was primarily attributable to fair value adjustments that were associated with our former Series B purchase rights and warrant liabilities, extinguished in connection with our initial public offering in April 2014.

Comparison of the fiscal years ended June 30, 2014 and 2013

Revenue

	Fiscal year ended June 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
Grant revenue	$917	$439	$478	109%
Sponsored research revenue	212	503	(291)	(58)%
Total revenue	$1,129	$942	$187	20%

Total revenue for fiscal year 2014 increased by $187 thousand to $1.1 million compared to fiscal year 2013. The increase was primarily driven by higher grant revenue resulting from the inception of new grant-funded projects, partially offset by decreased sponsored research revenue due to the timing in achieved milestones.

Research and development expense

	Fiscal Year Ended June 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
Outside program costs	$5,287	$901	$4,386	487%
Employee-related costs	1,504	1,089	415	38%
Other	1,712	1,143	569	50%
Total research and development expense	$8,503	$3,133	$5,370	171%

Research and development expense for fiscal year 2014 increased by $5.4 million to $8.5 million compared to fiscal year 2013. The increase was the result of increased activity relating to our XLRS, ACHM and other product candidates, including increased facilities costs relating to laboratory expansion and increased personnel costs relating to new hires.

General and administrative expense

	Fiscal Year Ended June 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$1,665	$694	$971	140%
Share-based compensation	748	15	733	n/m
Legal and professional fees	844	259	585	226%
Licenses and related fees	435	22	413	n/m
Other	1,490	413	1,077	261%
Total general and administrative expense	$5,182	$1,403	$3,779	269%

General and administrative expense for fiscal year 2014 increased by $3.8 million to $5.2 million compared to fiscal year 2013. The increase was primarily the result of increased legal and accounting expenses associated with the Company’s readiness for its initial public offering and related public company costs, along with increased overhead and personnel costs associated with new hires.

Other income (expense), net

Other income (expense), net for fiscal year 2014 was a net expense of $3.4 million, an increase of $2.0 million compared to fiscal year 2013. The higher expense was largely the result of fair value adjustments associated with our Series B purchase rights and our warrant liabilities, which increased by $1.7 million and $433 thousand, respectively, compared to fiscal year 2013. The fair values of the Series B purchase rights and warrant liabilities had previously been estimated using the Black-Scholes option pricing model which requires some subjective assumptions as some of its inputs. As of June 30, 2014, these Series B purchase rights had been fully exercised and the warrants had been converted into warrants exercisable for common stock.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of June 30, 2015, we had an accumulated deficit of $88.7 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

During fiscal year 2015, we successfully completed a follow on public offering of common stock from which we received proceeds of $32.0 million, net of underwriters’ commissions and discounts and other related expenses. Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of June 30, 2015, we had cash and cash equivalents and investments of $85.3 million. This amount does not include cash proceeds totaling $124.0 million from our collaboration agreement with Biogen, which we received during our first fiscal quarter ending September 30, 2015.

As of June 30, 2015, our cash and cash equivalents were held in bank accounts and money market funds, while our short and long-term investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,485)	$(11,928)	$(2,777)
Investing activities	17,892	(50,826)	(14,481)
Financing activities	32,157	62,484	25,377
Net (decrease) increase in cash and cash equivalents	$30,564	$(270)	$8,119

Operating activities. Net cash used in operating activities was $19.5 million, $11.9 million and $2.8 million during each of the fiscal years ended 2015, 2014 and 2013, respectively. The use of net cash in all periods primarily resulted from our net losses and changes in our working capital accounts.

Investing activities.  Net cash provided by investing activities during fiscal year 2015 of $17.9 million was primarily comprised of proceeds totaling $121.1 million from the maturity of investments, partially offset by cash outflows of $102.9 million related to the purchase of investments and $323 thousand related to the acquisition and maintenance of intellectual property and purchase of property and equipment.  For fiscal year 2014, net cash used in investing activities was $50.8 million and consisted primarily of the purchase of $80.0 million of investments and payments totaling $376 thousand associated with the acquisition and maintenance of our intellectual property and purchase of property and equipment. These cash outflows were partially offset by $29.5 million of proceeds realized upon the maturity of short-term investments.  Net cash used in investing activities during fiscal year 2013 was $14.5 million and consisted primarily of the purchase of $14.0 million of short-term investments using a portion of proceeds from our sale of shares of Series B-1 and Series B-2 preferred stock, and payments totaling $531 thousand that were associated with the acquisition and maintenance of our intellectual property and purchase of property and equipment.

Financing activities. Net cash provided by financing activities during fiscal year 2015 was $32.2 million, of which $32.0 million was related to the follow on public offering that we completed during our first quarter ended September 30, 2014.  Net cash provided by financing activities during fiscal year 2014 was $62.5 million and consisted primarily of $51.6 million of net proceeds from the sale of common stock in our initial public offering, $10.7 million of proceeds from the issuance of our Series B-3 preferred stock and Series B purchase rights, and $194 thousand of cash received from the exercise of common stock options. Net cash provided by financing activities during fiscal year 2013 was $25.4 million and consisted primarily of the proceeds from the issuance of our Series B-1 and Series B-2 preferred stock of $25.7 million and proceeds of $507 thousand received from the issuance of a term note and warrants, partially offset by total repayments of $857 thousand on debt and a capital lease.

Operating capital requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We believe that our existing cash and cash equivalents and investments at June 30, 2015, together with the net proceeds from our collaboration with Biogen, will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for at least the next two years.  In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs our planned clinical trials for our XLRS and ACHM product candidates;
•	the timing and costs of our planned preclinical studies of our XLRP product candidate;
•	the timing and level of activity as determined by us or jointly with our partners;
•	the level of funding received from our partners;
•	whether or not we elect to cost share with our partners;
•	the initiation, progress, timing, costs and results of preclinical studies relating to potential applications of our gene therapy platform in other indications in orphan ophthalmology and wet AMD;
•	our success in scaling our HAVE manufacturing method and expanding our manufacturing capabilities;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of marketing approval, revenue received from commercial sales of our product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Contractual obligations and commitments

The following table summarizes our contractual obligations at June 30, 2015:

		Less			More
		than 1	1 to 3	3 to 5	than 5
In thousands	Total	Year	Years	Years	Years

Operating lease obligations (1)	$4,302	$337	$842	$842	$2,281
Purchase obligations (2)	3,803	219	1,003	411	2,170
Total	$8,105	$556	$1,845	$1,253	$4,451
(1)

Our current leased facilities encompass approximately 6,975 square feet of office and laboratory space in Alachua, Florida under lease arrangements that will expire on December 31, 2015.  On April 10, 2015, we entered into an agreement to lease approximately 18,300 square feet of laboratory and office space at a new facility for a 10-year period expected to commence in December 2015.  Obligations at June 30, 2015 under noncancelable operating leases relate to both of these leasing arrangements.

(2)

Consists of minimum annual royalties and maintenance fees under license agreements with third parties. In addition to these minimum annual payments, we may be required to make future payments related to milestones or royalties on future sales of specified products.  These contingent payments generally become due and payable only upon achievement of specified developmental, regulatory or commercial milestones. The amount and timing of any of such payments are not known due to the uncertainty surrounding the successful research, development and commercialization of the products and, as such, have not been included in the above table.

Contingent contractual obligations

We also have obligations arising under our license agreements to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a Biologics License Application, or BLA, approval by the FDA or product launch). We have not included these obligations on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed nor determinable. These obligations include:

•

Under each of our various licenses with the University of Florida Research Foundation, or UFRF, covering the AAV construct containing the AAT gene and the method to treat AAT deficiency using this construct, a small cone cell specific promoter, and the use of engineered capsids and under our joint license with UFRF and Johns Hopkins University covering a particular HSV construct and various compositions thereof, we will be required to make payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income. We are required to make annual maintenance payments under these licenses, which payments are creditable against royalty payments on a year-by-year basis.

•

Under our license agreement with the UAB Research Foundation pursuant to which we license a patent covering the use of HSV helpers to produce AAV vectors, we will be required to make payments based upon development and regulatory milestones for any products covered by the in-licensed intellectual property. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income. We are required to make annual maintenance payments under this license, which payments are creditable against royalty payments on a year-by-year basis.

If any of our product candidates that utilize technology licensed under these agreements reached commercialization, we will be obligated to make royalty payments ranging from 0.5% to 4.0% of our net sales of the applicable product. We are responsible for a portion of the costs related to the preparation, filing, issuance, prosecution and maintenance of the patents covered by the license agreements. In fiscal years 2015, 2014 and 2013, we paid annual royalty and milestone payments in the aggregate amounts of $122 thousand, $87 thousand and $61 thousand, respectively.

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

Interest Rate Sensitivity

Our financial instruments at June 30, 2015 consisted primarily of cash and cash equivalents and short-term and long-term investments totaling $85.3 million.  These financial instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income. Due to the nature of our investments in money market funds, certificates of deposits, and debt instruments of corporations and U.S. government agencies, and generally maturing within a two year period from their purchase date, the estimated fair values of these financial instruments approximate their carrying amounts at June 30, 2015.

We maintain an investment portfolio in accordance with our investment policy. The primary objectives of this investment policy are to maintain adequate liquidity, preserve capital and to meet our operating needs. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and may decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short investment periods, we believe interest rate risk is mitigated and an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. We do not own derivative financial instruments. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPLIED GENETIC TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Applied Genetic Technologies Corporation

We have audited the accompanying balance sheets of Applied Genetic Technologies Corporation (the Company) as of June 30, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2015.  Our audits also included the financial statement schedule of the Company listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Genetic Technologies Corporation as of June 30, 2015 and 2014, the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Raleigh, North Carolina

September 10, 2015

APPLIED GENETIC TECHNOLOGIES CORPORATION

BALANCE SHEETS

	At June 30,
In thousands, except per share data	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$39,187	$8,623
Investments	22,454	64,450
Grants receivable	883	487
Prepaid and other current assets	1,608	1,876
Total current assets	64,132	75,436
Investments	23,629	—
Property and equipment, net	478	381
Intangible assets, net	1,448	1,586
Grants receivable	480	—
Other assets	7	4
Total assets	$90,174	$77,407
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,191	$949
Accrued and other liabilities	3,451	1,585
Total current liabilities	4,642	2,534
Total liabilities	4,642	2,534
Stockholders' equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 16,491 and 14,082 shares issued;16,476 and 14,082 shares outstanding at June 30, 2015 and June 30, 2014, respectively	16	14
Additional paid-in capital	174,168	139,193
Accumulated deficit	(88,652)	(64,334)
Total stockholders' equity	85,532	74,873
Total liabilities and stockholders' equity	$90,174	$77,407

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	For the fiscal years ended June 30,
In thousands, except per share amounts	2015	2014	2013
Revenue:
Grant revenue	$1,682	$917	$439
Sponsored research and other revenue	672	212	503
Total revenue	2,354	1,129	942
Operating expenses:
Research and development	16,528	8,503	3,133
General and administrative	10,358	5,182	1,403
Total operating expenses	26,886	13,685	4,536
Loss from operations	(24,532)	(12,556)	(3,594)
Other income (expense):
Investment income, net	216	42	10
Interest expense	—	—	(191)
Fair value adjustments to warrant liabilities	—	(441)	(8)
Fair value adjustments to Series B purchase rights	—	(2,904)	(1,207)
Other expense	(2)	(49)	—
Total other income (expense), net	214	(3,352)	(1,396)
Net loss	$(24,318)	$(15,908)	$(4,990)
Net loss per share, basic and diluted	$(1.50)	$(4.46)	$(45.78)
Weighted average shares outstanding, basic and diluted	16,253	3,568	109

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional
	Outstanding		Paid-in	Accumulated
In thousands	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2012	109	$—	$12,146	$(43,436)	$(31,290)
Beneficial conversion of notes payable to preferred stock	—	—	72	—	72
Share-based compensation expense	—	—	25	—	25
Net loss	—	—	—	(4,990)	(4,990)
Balance, June 30, 2013	109	$—	$12,243	$(48,426)	$(36,183)
Issuance of common stock, net of issuance costs	4,853	5	51,796	—	51,801
Reclassification of warrants to purchase stock to additional paid-in capital	—	—	551	—	551
Conversion of convertible preferred stock to common stock	9,120	9	73,778	—	73,787
Share-based compensation expense	—	—	825	—	825
Net loss	—	—	—	(15,908)	(15,908)
Balance, June 30, 2014	14,082	$14	$139,193	$(64,334)	$74,873
Issuance of common stock, net of issuance costs	2,300	2	32,007	—	32,009
Share-based compensation expense	—	—	2,820	—	2,820
Shares issued under employee plans	94	—	148	—	148
Exercise of warrants	15	—	—	—	—
Net loss	—	—	—	(24,318)	(24,318)
Balance, June 30, 2015	16,491	$16	$174,168	$(88,652)	$85,532

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	For the fiscal years ended June 30,
In thousands	2015	2014	2013
Cash flows from operating activities
Net loss	$(24,318)	$(15,908)	$(4,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,820	825	25
Depreciation and amortization	376	334	285
Fair value adjustments to warrant liabilities	—	441	8
Fair value adjustments to Series B purchase rights	—	2,904	1,207
Changes in operating assets and liabilities:
(Increase) decrease in grants receivable	(876)	(343)	41
Decrease (increase) in prepaid and other assets	419	(1,351)	(229)
Increase in accounts payable	228	156	674
(Decrease) increase in deferred revenues	—	(212)	212
Increase (decrease) in accrued and other liabilities	1,866	1,226	(10)
Net cash used in operating activities	(19,485)	(11,928)	(2,777)
Cash flows from investing activities
Purchase of property and equipment	(225)	(158)	(352)
Purchase of and capitalized costs related to intangible assets	(98)	(218)	(179)
Maturity of investments	121,079	29,500	50
Purchase of investments	(102,864)	(79,950)	(14,000)
Net cash provided by (used in) investing activities	17,892	(50,826)	(14,481)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	32,009	51,607	—
Proceeds from exercise of common stock options	148	194	—
Proceeds from issuance of preferred stock and Series B purchase rights, net of issuance costs	—	10,683	25,727
Proceeds from exercise of convertible preferred stock warrants	—	1	—
Proceeds from issuance of bank term note and warrants	—	—	507
Payment of bank term notes and capital lease	—	(1)	(857)
Net cash provided by financing activities	32,157	62,484	25,377
Net increase (decrease) in cash and cash equivalents	30,564	(270)	8,119
Cash and cash equivalents, beginning of period	8,623	8,893	774
Cash and cash equivalents, end of period	$39,187	$8,623	$8,893
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$39
Supplemental disclosure of non-cash financing activities
Conversion of convertible preferred stock to common stock	$—	$73,787	$—
Conversion of Series B purchase rights to Series B-3 convertible preferred stock	$—	$5,000	$—
Conversion of preferred stock warrants to common stock warrants	$—	$551	$—
Conversion of notes payable and accrued interest Series B-1 convertible preferred stock	$—	$—	$741
Conversion of Series B purchase rights to Series B-2 convertible preferred stock	$—	$—	$834

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of June 30, 2015, the Company had an accumulated deficit of $88.7 million and expects to continue incurring losses for the foreseeable future. The Company has financed its operations to date primarily through sales of common stock, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and cash receipts for sponsored research. At June 30, 2015, the Company had cash and cash equivalents and investments of $85.3 million and believes that these capital resources, combined with the net cash proceeds from its collaboration with Biogen (see Note 14 of notes to the financial statements), will be sufficient to allow it to fund its operations for at least the next two years.

(2)	Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for each period presented.

Certain amounts reported previously have been reclassified to conform to the current year presentation, with no effect on stockholders’ equity or net loss as previously presented.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and managed our business as one segment.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash consists of funds held in bank accounts.  Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less at the time of purchase and generally include money market accounts.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

Investments

The Company’s investments consist of certificates of deposit and debt securities classified as held-to-maturity.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in investment income.  Interest on securities classified as held-to-maturity is included in investment income.

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

Concentrations of Credit Risk

The Company maintains its cash and cash equivalents and certificates of deposit with two financial institutions that are federally insured.  Some of these financial instruments are in excess of federally insured limits and as a result, could potentially expose the Company to significant concentrations of credit risk. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant.  The Company invests its excess cash primarily in money market funds, certificates of deposit, and debt instruments of corporations and U.S. government agencies.  These investments generally mature within a two year period from their purchase date, in line with the Company’s investment policy that seeks to maintain adequate liquidity and preserve capital.

Inventory

Purchases of clinical materials stored for master and working viral banks that remain at the sites in anticipation of their future use at that site are charged to expense when they are incurred. Since the Company can use each of the raw materials in only a single product, each raw material is deemed to have no future economic value independent of the development status of that single drug.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

Fair value of financial instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of financial instruments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and are unobservable.

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

Property and equipment

Property and equipment, consisting of laboratory equipment, furniture and fixtures, computer equipment and leasehold improvements, are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to seven years. Leasehold improvements are stated at cost and are amortized over the shorter of the estimated useful lives of the assets or the lease term, including any renewal periods that are deemed to be reasonably assured. Repair and maintenance costs that do not improve service potential or extend an asset’s economic life are recorded as an expense when incurred.

Intangible assets

Intangible assets primarily include licenses and patents. The Company obtains licenses from third parties and capitalizes the costs related to exclusive licenses that have alternative future use in multiple potential programs. The Company also capitalizes costs related to filing, issuance, and prosecution of patents. The Company reviews its capitalized costs periodically to determine that such costs relate to patent applications that have future value and an alternative future use, and writes off any costs associated with patents that are no longer being actively pursued or that have no future benefit.

Amortization expense is computed using the straight-line method over the estimated useful lives of the assets, which are generally eight to twenty years. The Company amortizes in-licensed patents and patent applications from the date of the applicable license and internally developed patents and patent applications from the date of the initial application. Licenses and patents converted to research use only are immediately written off to expense.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment when impairment indicators are present. If impairment indicators exist, management determines whether impairment in value has occurred by comparing the estimated undiscounted cash flows from future operations with the carrying values of the assets. Management considers several indicators in assessing impairment, including trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. No impairment charges were recorded for each of the fiscal years ended June 30, 2015, 2014, and 2013.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

Revenue recognition

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

Collaboration revenue

On July 1, 2015, the Company entered into a Collaboration Agreement with Biogen.  This collaboration is discussed further in Note 14 of notes to the financial statements.  The terms of this agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include, among others, (i) licenses, or options to obtain licenses, to its technology, and (ii) research and development activities to be performed on behalf of the collaborative partner.  Payments made under such arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

Multiple element arrangements are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting.  Deliverables under an agreement are required to be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third party evidence of fair value is not available. If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is then accounted for as a single unit of accounting, and the Company recognizes the consideration received under the arrangement as revenue on a straight-line basis over the estimated period of performance.

Milestone revenue

The Company applies the milestone method of accounting to recognize revenue from milestone payments when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive.  A milestone event is defined as an event (i) that can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance; (ii) for which there is substantive uncertainty at the inception of the arrangement that the event will be achieved; and (iii) that would result in additional payments being due to the Company. Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. A milestone event is substantive if all of the following conditions are met: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone, or the enhancement of the value to the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

The Company assesses whether a milestone is substantive at the inception of the arrangement. If a milestone is deemed non-substantive, we account for that milestone payment in accordance with the multiple element arrangements guidance and recognize revenue consistent with the related units of accounting for the arrangement over the related performance period.

Income taxes

The Company uses the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

As required by U.S. GAAP, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company files income tax returns in the U.S. federal jurisdiction and the state of Florida. As of June 30, 2015 and 2014, the Company did not have any significant uncertain tax positions.

Research and development expenses

Research and development costs include costs incurred in identifying, developing and testing product candidates and generally comprise compensation and related benefits and non-cash share-based compensation to research related employees; laboratory costs; animal and laboratory maintenance and supplies; rent; utilities; clinical and pre-clinical expenses; and payments for sponsored research, scientific and regulatory consulting fees and testing.

As part of the process of preparing financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost.  The majority of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to it at that time.  The significant estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to academic research centers, contract research organizations (“CROs”), and other vendors in connection with research and development activities for which it has not yet been invoiced.

There may be instances in which the Company’s service providers require advance payments at the inception of a contract or in which payments made to these vendors will exceed the level of services provided, resulting in a prepayment of the research and development expense. Such prepayments are charged to research and development expense as and when the service is provided or when a specific milestone outlined in the contract is reached.

Prepayments related to research and development activities were $958 thousand and $1.4 million at June 30, 2015 and 2014, respectively, and are included within the Prepaid and other current assets line item on the balance sheets.

Share-based compensation

The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”) and generally recognizes share-based compensation expense on a straight-line basis over the periods during which the employees are required to provide service in exchange for the award.  In addition, the Company issues stock options and restricted shares of common stock to non-employees in exchange for consulting services and accounts for these in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees (“ASC 505-50”).  Under ASC 505-50, share-based awards to non-employees are subject to periodic fair value re-measurement over their vesting terms.

For purposes of calculating stock-based compensation, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

free interest rate and expected dividends. The expected volatility is primarily based on the historical volatility of peer company data while the expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company’s stock options. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts. If factors change and the Company employs different assumptions, stock-based compensation expense may differ significantly from what has been recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, the Company may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact the Company’s results of operations in the period such changes are made.

Net loss per share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options, and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share was the same for all periods presented.

Comprehensive loss

Comprehensive loss consists of net loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all periods presented.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

New Accounting Pronouncements

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

In May 2014, the FASB issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year.  The guidance is now effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual period using either the full retrospective approach or modified retrospective approach. The Company is currently evaluating the impacts of the new guidance on its financial statements.

(3)	Investments:

Cash in excess of our immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of June 30, 2015 and 2014:

	June 30,	June 30,
In thousands	2015	2014
Investments - Current:
Certificates of deposit	$10,776	$64,450
Debt securities - held-to-maturity	11,678	—
	$22,454	$64,450
Investments - Noncurrent:
Certificates of deposit	$5,310	$—
Debt securities - held-to-maturity	18,319	—
	$23,629	$—

As of June 30, 2015, a summary of the debt securities classified as held-to-maturity is as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$5,244	$2	$—	5,246
Corporate obligations	6,434	1	(3)	6,432
	$11,678	$3	$(3)	$11,678
Investments - Noncurrent:
U.S. government and agency obligations	$16,816	$2	$(8)	$16,810
Corporate obligations	1,503	—	—	1,503
	$18,319	$2	$(8)	$18,313

The amortized cost and fair value of held-to-maturity debt securities as of June 30, 2015, by contractual maturity, were as follows:

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

In thousands	Amortized Cost	Fair Value
Due in one year or less	$11,678	$11,678
Due after one year through two years	18,319	18,313
	$29,997	$29,991

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value.  At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment.  Therefore, the Company believes these losses to be temporary.  As of June 30, 2015, the Company did not have any intent to sell any of the securities that were in an unrealized loss position at that date.

(4)	Fair Value Measurements:

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

Debt securities – held-to-maturity. The Company’s investments in debt securities classified as held-to-maturity generally include U.S. Treasury Securities, government agency obligations, commercial paper, and corporate obligations. U.S. Treasury Securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury Securities are considered Level 1 of the fair value hierarchy. The fair values of U.S. government agency obligations, commercial paper and corporate obligations are generally determined using recently executed transactions, broker quotes, market price quotations where these are available or other observable market inputs for the same or similar securities. As such, the Company classifies its investments in U.S. government agency obligations, commercial paper and corporate obligations within Level 2 of the hierarchy.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2015
Cash and cash equivalents	$39,187	$—	$—	$39,187	$39,187
Certificates of deposit	—	16,086	—	16,086	16,086
Held-to-maturity investments:
Corporate obligations	—	7,935	—	7,935	7,937
U.S. government and agency obligations	3,824	18,232	—	22,056	22,060
Total assets	$43,011	$42,253	$—	$85,264	$85,270

June 30, 2014
Cash and cash equivalents	$8,623	$—	$—	$8,623	$8,623
Certificates of deposit	—	64,450	—	64,450	64,450
Total assets	$8,623	$64,450		$73,073	$73,073

(5)	Property and Equipment, Net:

Property and equipment consists of the following:

	At June 30,
In thousands	2015	2014
Laboratory equipment	$1,246	$1,085
Office equipment	152	92
Leasehold improvements	8	8
Property and equipment, gross	1,406	1,185
Less: Accumulated depreciation and amortization	(928)	(804)
Property and equipment, net	$478	$381

Depreciation and amortization expense of $126 thousand, $92 thousand and $59 thousand was recorded for each of the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

(6)	Intangible Assets, Net:

Intangible assets subject to amortization consist of the following:

	At June 30, 2015
			Net of
		Accumulated	Accumulated
In thousands	Cost	Amortization	Amortization
Licenses	$1,180	$832	$348
Patents	1,935	875	1,060
Other	73	33	40
Intangible assets, net	$3,188	$1,740	$1,448

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

	At June 30, 2014
			Net of
		Accumulated	Accumulated
In thousands	Cost	Amortization	Amortization
Licenses	$1,143	$751	$392
Patents	1,879	719	1,160
Other	54	20	34
Intangible assets, net	$3,076	$1,490	$1,586

Amortization expense related to intangible assets for the years ended June 30, 2015, 2014 and 2013 was $250 thousand, $242 thousand and $226 thousand, respectively.

Estimated amortization expense (in thousands) for the next five years and thereafter is as follows:

Fiscal Year Ending June 30,	Amount
2016	$229
2017	226
2018	217
2019	176
2020	174
Thereafter	426
$1,448

(7)	Share-based Compensation Plans:

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance.  As of June 30, 2015, the total number of shares available for issuance under the 2013 Equity and Incentive Plan was 1,161,082.

The Compensation Committee of the Board of Directors, as the plan administrator, has the authority to select the individuals to whom share-based awards are granted and to determine the terms of each award, including (i) the number of shares of common stock subject to a stock option or restricted share award; (ii) the date on which the stock option becomes exercisable; (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s stock) of the fair market value of the common stock as of the date of grant; (iv) the vesting term; and (v) the duration of the option (which, in the case of incentive stock options, may not exceed ten years). Employee options typically vest over a three- or four-year period.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

A summary of the stock option activity is as follows:

	For the years ended June 30,
	2015		2014		2013
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,024	$6.21	380	$1.45	133	$3.50
Granted	615	19.58	715	8.45	247	0.35
Exercised	(46)	3.24	(61)	3.24	—	—
Terminated	(109)	6.43	(10)	3.50	—	—
Outstanding, end of year	1,484	$11.83	1,024	$6.21	380	$1.45
Vested, end of year	474		200		153
Exercisable, end of year	424		200		153
Weighted average fair value of options granted during the year	$14.39		$6.18		$0.21

The following table summarizes information about stock options outstanding:

	At June 30,
(Number of options in thousands; remaining lives in years)	2015		2014
		Weighted		Weighted
		Average		Average
	Number of	Contractual Life	Number of	Contractual Life
Exercise Price	Options	Remaining	Options	Remaining
$0.35 to $4.90	581	7.07	712	8.57
$12.00 to $14.08	288	8.72	312	9.78
$16.00 to $19.87	436	9.50	—	—
$20.00 to $24.62	179	9.58	—	—
	1,484		1,024

The following table summarizes information about stock options exercisable:

	At June 30,
	2015	2014
	Number of Options
Exercise Price	(in thousands)
$0.35 to $4.90	333	194
$12.00 to $14.08	91	6
$16.00 to $19.87	—	—
$20.00 to $24.62	—	—
	424	200

As of June 30, 2015, the aggregate intrinsic value of all outstanding stock options was $7.8 million and for exercisable stock options was $4.3 million. The intrinsic value per option at June 30, 2015 is calculated as the difference between the exercise price of the underlying option and the closing price of the Company’s common stock of $15.34 on that date, and applies only to those awards having an exercise price currently below this closing price. The total fair value of options that vested during the fiscal years ended June 30, 2015, 2014, and 2013 was $1.9 million, $280 thousand, and $43 thousand, respectively.

Unrecognized compensation expense related to non-vested employee stock options amounted to $8.3 million as of June 30, 2015. Such compensation expense is expected to be recognized over a weighted-average period of 3.2 years.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

In accounting for stock options to non-employees, the fair value of services related to the options granted are generally recorded as an expense as these services are provided to the Company over the relating service periods. The Company re-measures any non-vested, non-employee options to fair value at the end of each reporting period using the Black-Scholes pricing model.

Share-based expense related to stock options awarded to employees, non-employee directors and consultants amounted to $2.3 million, $825 thousand and $25 thousand for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

In addition, during the fiscal year ended June 30, 2015, the Company granted a total of 48 thousand restricted shares of common stock to employees and non-employee consultants and recorded share-based expense of $524 thousand associated with these awards. The Company did not record any expense associated with restricted shares of common stock during the fiscal years ended June 30, 2014 and 2013.

Total share-based expense associated with stock options and restricted shares of common stock was allocated as follows:

	For the fiscal years ended June 30,
(In thousands)	2015	2014	2013
General and administrative	$1,912	$748	$14
Research and development	908	77	11
	$2,820	$825	$25

The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

	Fiscal Years Ended
	June 30,
Assumption	2015	2014	2013
Dividend yield	0.00%	0.00%	0.00%
Expected term	6.00 to 10.00 years	6.00 to 10.00 years	6.25 to 10.00 years
Risk-free interest rate	1.49% to 2.58%	2.04% to 2.31%	1.37% to 1.40%
Expected volatility	85.68%	85.00%	63.23%

The dividend yield is based upon the assumption that the Company will not declare a dividend over the life of the options. Since adopting ASC 718, the Company has been unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company therefore has utilized the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of our stock options considered to have “plain vanilla” characteristics. The risk-free interest rate is based on the U.S. Treasury yield curve on the date of valuation. As a relatively new public company, the Company does not have sufficient history to estimate the volatility of its common stock price or the expected life of the options. The Company calculates expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of its common stock is sufficient to measure expected volatility for future option grants. The group of similar publicly traded companies was determined based upon companies considered to be direct competition or having been presented by independent parties as a “comparable” company based upon market sector. In determining this group, the Company has excluded “large-cap” entities. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the statements of operations for the fiscal years ended June 30, 2015, 2014 and 2013 does not reflect tax related effects on stock-based compensation given the Company’s historical and anticipated operating losses and offsetting changes in its valuation allowance that fully reserves against potential deferred tax assets.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(8)	Commitments and Contingencies:

Operating Leases

Alachua, Florida

The Company’s corporate headquarters are located in Alachua, Florida. The Company’s current leased facilities encompass approximately 6,975 square feet of office and laboratory space. The leases for these office and laboratory facilities expire on December 31, 2015.  For the fiscal years ended June 30, 2015, 2014 and 2013, rent expense under these operating leases amounted to $167 thousand, $123 thousand and $102 thousand, respectively.

In April 2015, the Company entered into an agreement to lease approximately 18,300 square feet of laboratory and office space for a 10-year period expected to commence in December 2015.  The Company has options to extend the term of the lease for three additional five-year periods and also has rights to lease up to approximately 2,700 additional square feet of space within the same facility.  In conjunction with the execution of the lease agreement, the Company was provided with a tenant improvement allowance of approximately $1.0 million, which the Company expects to use to fund leasehold improvements at the new facility.  Annual base rent at this new facility will amount to approximately $0.5 million with no annual escalation factor for the initial 10-year term.

Cambridge, Massachusetts

In August 2015, the Company entered into a two-year lease to occupy approximately 3,000 square feet of office and laboratory space in Cambridge, Massachusetts.  This new facility, located at One Kendall Square, will focus primarily on business development, pharmacology, and basic research and development.  Annual base rent at this facility will amount to approximately $0.3 million.

Future annual minimum lease payments (in thousands) under non-cancelable operating leases, including the new facility in Cambridge, are as follows:

Fiscal Year Ending June 30,	Amount
2016	$502
2017	625
2018	456
2019	421
2020	421
Thereafter	2,281
$4,706

License and Other Agreements

Under various agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of products. The Company has entered into funding agreements with various not-for-profit organizations. The Company may become obligated to pay royalties on net product sales of any collaboration product that it successfully develops and subsequently commercializes or, if it out-licenses rights to a collaboration product, a specified percentage of certain payments it receives from its licensee. The Company is not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. The Company’s obligation to make such payments would end upon its payment of a specified amount.

The Company is also party to various agreements entered into in the ordinary course of its business, principally relating to licensed technology. At June 30, 2015, the Company had nine license agreements with six different entities, including five with the University of Florida Research Foundation. The Company is responsible for all costs related to preparation, filing, issuance, prosecution and maintenance of the underlying patents covered in the license agreements.  The Company is required to pay minimum annual royalty and license maintenance for all licenses until such time when the license is terminated by either expiration of underlying patents or voluntary termination by either party per the agreement.

These license agreements also require future payments related to milestones or royalties on future sales of specified products.  Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones.  Because the achievement of these milestones had not occurred as of June 30, 2015, such contingencies have not been recorded in the Company’s financial statements. Amounts related to contingent milestone payments

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.  The Company may terminate its license agreements with zero to ninety days written notice depending upon the terms of each specific agreement.

The Company’s expense associated with annual royalty and milestone payments was $122 thousand, $87 thousand and $61 thousand for each of the fiscal years ended June 30, 2015, 2014 and 2013, respectively. All royalty and milestone payments are included within research and development expenses in the statement of operations.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. From time to time, the Company may be involved in claims and legal actions that arise in the normal course of business. Management has no reason to believe that the outcome of any such legal actions would have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

(9)	Income Taxes:

For the fiscal years ended June 30, 2015, 2014 and 2013, the Company did not record a current or deferred income tax expense or benefit.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets (liabilities) are comprised of the following:

	At June 30,
In thousands	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$28,559	$22,661
Research and development tax credit carryforwards	7,941	1,262
Accruals and other	418	238
Gross deferred tax assets	36,918	24,161
Deferred tax asset valuation allowance	(36,845)	(24,086)
Total deferred tax assets, net of valuation allowance	73	75
Deferred tax liabilities:
Depreciation and amortization	(73)	(75)
Total deferred tax liabilities	(73)	(75)
Net deferred tax asset (liability)	$—	$—

As of June 30, 2015, the Company had net operating losses of approximately $74.0 million that may be applied against future taxable income and expire in various years ranging from 2022 to 2035. As of June 30, 2015, the Company also had research and development tax credits of approximately $7.9 million that may provide future tax benefits and expire from 2027 to 2044.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on its history of operating losses, the Company has concluded that as of June 30, 2015, it is more likely than not that the benefit of its deferred tax assets will not be realized. Therefore, any tax benefits to be realized in future years as a result of the utilization of the Company’s net operating loss carry forwards as of June 30, 2015, computed based on statutory federal and state rates, are completely offset by valuation allowances established because realization of the deferred tax benefits are not considered more likely than not as of that date. The valuation allowance increased by approximately $12.8 million during the fiscal year ended

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

June 30, 2015, due primarily to the net operating losses generated during the period.  On July 1, 2015, the Company entered into a collaboration agreement with Biogen, under which it received a non-refundable upfront payment of $94.0 million.  This collaboration agreement is discussed in more detail in Note 14 of notes to the financial statements.  The Company is currently in the process of evaluating the income tax implications of this collaboration agreement and believes this transaction could have an impact on management’s assessment of the realizability of deferred tax assets in future periods.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the years ended
	June 30,
	2015	2014	2013
Federal income tax benefit at statutory rate	(34)%	(34)%	(34)%
State income tax, net of federal benefit	(4)%	(4)%	(4)%
Permanent differences	9%	9%	11%
Research and development tax credits	(18)%	(2)%	(3)%
Other	1%	1%	2%
Change in valuation allowance	46%	30%	28%
Effective income tax rate	0%	0%	0%

Under the provisions of the Internal Revenue Code, the Company’s net operating loss and tax credit carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Since its inception, the Company has completed several financings and sales of common stock which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

For fiscal years through June 30, 2015, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carry forwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position at June 30, 2015 and 2014. A full valuation allowance has been provided against the Company’s research and development tax credits and, if an adjustment were to be required, this adjustment would be offset by an adjustment to the deferred tax asset established for the tax credit carry forwards and the valuation allowance.

The Company files income tax returns in the United States and in the state of Florida. The federal and state returns are generally subject to tax examinations for the tax years ended June 30, 2011 through June 30, 2015. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state authorities, to the extent such attributes are utilized in a future period.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations for any of the fiscal years ended June 30, 2015, 2014 and 2013.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(10)	Accrued Expenses:

Accrued expenses as of June 30, 2015 and 2014 consisted of the following:

	At June 30,
In thousands	2015	2014
Research and development-related	$2,679	$1,008
Compensation-related	772	575
Other	—	2
	$3,451	$1,585

(11)	Defined Contribution Plan:

The Company sponsors an employee 401(k) salary deferral plan (“401(k) Plan”) that covers substantially all of its employees and is administered through its staff leasing company.  Under the 401(k) Plan, employees may elect to defer up to 25% of their compensation per year (subject to a maximum limit prescribed by federal tax law) and the Company matches a portion of such employee contributions up to a maximum of 4% of the eligible salary.  The Company’s matching contributions to the 401(k) Plan amounted to $90 thousand, $60 thousand and $40 thousand for each of the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

(12)	Common Stock and Stockholders’ Equity:

Reverse Stock Split

On March 4, 2014, the Company effected a 1-for-35 reverse stock split of its common stock, whereby each share of common stock, $0.001 par value, outstanding immediately prior to that date was combined, reclassified and changed into one thirty-fifth (1/35) of a fully paid and non-assessable share of common stock.  The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse split for all periods presented.

Common Stock

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

As of June 30, 2015, there were 150,000,000 shares of $0.001 par value common stock that were authorized to be issued.  As of that date, a total of 16,490,654 shares of common stock were issued, of which 16,475,654 shares were outstanding.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

The following shares of common stock were reserved for future issuance as of June 30, 2015:

In thousands	June 30, 2015
Common stock warrants	30
Stock options issued and outstanding	1,484
Authorized for future grant under the 2013 Employee Stock Purchase Plan	129
Authorized for future grant under the 2013 Equity and Incentive Plan	1,161
2,804

Former Series B purchase rights

In November 2012, the Company entered into a Series B-1, B-2 and B-3 Preferred Stock Purchase Agreement, or Series B Purchase Agreement, which authorized the sale of up to 290,781,972 shares of convertible preferred stock in three separate tranches of Series B-1, Series B-2 and Series B-3 preferred stock, respectively. Simultaneously with the execution of the Series B Purchase Agreement, the Company issued and sold an aggregate of 66,147,709 shares of Series B-1 preferred stock at a price per share of $0.1297. The Series B Purchase Agreement provided that the holders of the Series B-1 shares, or Series B holders, were also entitled to purchase up to an aggregate of 140,542,178 shares of Series B-2 preferred stock for an aggregate purchase price equal to $18.2 million, or second tranche, and up to an aggregate of 82,670,167 shares of Series B-3 preferred stock for an aggregate purchase price equal to $10.7 million, or third tranche. The price per share and number of shares to be issued in exchange for such amount was to be determined separately for each tranche by reference to which, if any, of three milestones specified in the agreement had been satisfied by the Company.

The purchase rights were legally separable and exercisable apart from the Series B-1 shares and, because representatives of the Series B holders held a majority of the seats on the board of directors, the decision to complete the second and third tranche was deemed to be outside the Company’s control. The Company therefore recorded, at the time of entry into the Series B Purchase Agreement, a Series B purchase rights liability of $1.7 million for the fair value of its obligation to sell the Series B-2 and Series B-3 preferred stock in the second and third tranche. The Series B purchase rights liability was valued separately for each series using the Black-Scholes option-pricing method to assign a value to the purchase right relating to that series under each of the possible applicable valuation scenarios, depending on which milestones were met, with each scenario being assigned an estimated probability as of the valuation date. The aggregate of these probability-weighted valuations was assigned as the value of the purchase right for each tranche. The initial fair value of the Series B purchase rights liability was estimated to be $0.6 million for the second tranche and $1.1 million for the third tranche. The total value allocated to the Series B purchase rights reduced the amount allocated to the carrying value of the Series B-1 preferred stock on the Company’s balance sheet.

The most significant and judgmental inputs driving the fair value of the Company’s Series B purchase rights were the assumptions regarding the fair value of the underlying preferred shares and the volatility factor. With all other inputs constant, an increase or decrease in the assumed fair value of the preferred shares would have resulted in a higher or lower estimate of the fair value of the Series B purchase rights, respectively, although there would not have been a direct correlation. Similarly, an increase or decrease in the assumed volatility factor would have resulted in a higher or lower estimate of the fair value of the Series B purchase rights, respectively.

In April 2013, following the satisfaction by the Company of the first milestone, the Series B holders exercised their rights with respect to the second tranche and purchased an aggregate of 122,749,639 shares of Series B-2 preferred stock at a price per share of $0.1485, for gross cash proceeds of $18.2 million. During fiscal year 2013, the Company recorded a change in value of the Series B purchase rights liability of $1.2 million to other expense and the $0.8 million balance of the value allocated to the Series B-2 purchase rights liability immediately prior to the closing of the second tranche was recorded as proceeds from the issuance of the Series B-2 preferred stock.

In October 2013, the Series B holders exercised their rights with respect to the third tranche and on November 5, 2013, the Company sold to the Series B holders an aggregate of 58,816,897 shares of its Series B-3 preferred stock at a price per share of $0.1823 (or $6.38 on an as-converted to common stock basis), for gross cash proceeds of $10.7 million. In connection with the closing of the third tranche, the Company and the Series B holders amended the terms of the Series B purchase agreement to provide that if the two remaining milestones specified in the Series B Purchase Agreement were not satisfied by September 2014, the Series B holders who continued to hold shares of Series B-3 preferred stock would be entitled to receive an aggregate of approximately 13,387,000 additional shares of Series B-3 preferred stock. This right was extinguished upon the conversion to common stock of all the outstanding shares of preferred stock upon closing of the Company’s initial public offering.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

During the year ended June 30, 2014, the Company recorded a change in value of the Series B purchase right liability of $2.9 million to other expense, and $5.0 million allocated to the Series B-3 purchase right immediately prior to the closing of the third tranche was reallocated to the carrying value of the Series B-3 preferred stock.

In connection with the consummation of the Company’s IPO on April 1, 2014, all Series A Preferred Stock and Series B Preferred Stock converted into 9,120,081 shares of common stock on that date.  As a result, none of the convertible series of preferred stock were issued or outstanding at June 30, 2015 and 2014.

Former warrant liabilities

As of June 30, 2013, the Company had warrants outstanding to purchase shares of its Series A-1, Series A-1A and Series B-1 preferred stock. Because the Series A-1, Series A-1A and Series B-1 preferred stock were subject to redemption under circumstances outside of the Company’s control, the outstanding shares of these series of preferred stock were presented as temporary equity for those periods. Consequently, the warrants to purchase shares of Series A-1, Series A-1A and Series B-1 preferred stock were accounted for as liabilities and adjusted to fair value at the end of each reporting period. The fair value of the warrants classified as liabilities was estimated using the Black-Scholes option pricing model. The estimates in the Black-Scholes option pricing model were based, in part, on subjective assumptions, including stock price volatility, term of the warrants, risk free interest rate, dividend yield, and fair value of the preferred stock underlying the warrants. The gain or loss associated with the change in the fair value of the preferred stock warrant liability from the prior period was recognized as a component of other (expense) income, net. The fair value of the warrants on the date of issuance, and on each financial reporting date for those warrants classified as liabilities, was estimated using the Black-Scholes option pricing model.

Upon the closing of the Company’s initial public offering, these warrants were converted into warrants exercisable for common stock.

(13)	Quarterly Financial Information (Unaudited):

Summarized quarterly information for the two fiscal years ended June 30, 2015 and 2014, respectively, is as follows:

	Fiscal Year 2015 by Quarter:
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$705	$652	$284	$713
Loss from operations	$(5,409)	$(4,702)	$(6,391)	$(8,030)
Net loss	$(5,381)	$(4,650)	$(6,326)	$(7,961)
Net loss per common share, basic and diluted	$(0.34)	$(0.28)	$(0.38)	$(0.48)

	Fiscal Year 2014 by Quarter:
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$258	$515	$232	$124
Loss from operations	$(1,966)	$(2,905)	$(3,260)	$(4,425)
Net loss	$(7,064)	$(735)	$(3,588)	$(4,521)
Net loss per common share, basic and diluted	$(64.81)	$(6.74)	$(25.45)	$(0.32)

(14)	Subsequent Events:

Collaboration with Biogen

On July 1, 2015, the Company entered into a Collaboration Agreement with Biogen, pursuant to which the Company and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies.  The Collaboration Agreement became effective on August 14, 2015, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

Under the Collaboration Agreement, the Company will conduct all development activities through regulatory approval in the United States for the XLRS program, and all development activities through the completion of the first in human clinical trial for the XLRP

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

program.  In addition, the Collaboration Agreement provides for discovery programs targeting three indications whereby the Company will conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate.  Under the terms of the Collaboration Agreement, the Company, in part through its participation in joint committees with Biogen, will participate in overseeing the development and commercialization of these specific programs.

The Company will grant Biogen an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the Collaboration Agreement.  The Company will also grant Biogen a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, of its interest in other intellectual property developed pursuant to the Collaboration Agreement.

Under the Collaboration Agreement, the Company received a non-refundable upfront payment of $94.0 million in August 2015.  As a result of the upfront payment made by Biogen, the Company became liable to various research partner institutions for total license payments of approximately $9.4 million.  These license payables are due at varying dates ranging from 15 days following receipt of the upfront payment from Biogen to 75 days following the end of our first fiscal quarter ending September 30, 2015.

The Company is also eligible to receive payments of up to $467.5 million based on the successful achievement of future milestones under the two lead programs and up to $592.5 million based on the exercise of the option for and the successful achievement of future milestones under the three discovery programs.  Biogen will pay revenue-based royalties for each licensed product at tiered rates ranging from high single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and at rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products.  Due to the uncertainty surrounding the achievement of the future milestones, such payments were not considered fixed or determinable at the inception of the Collaboration Agreement and accordingly, will not be recognized as revenue unless and until they become earned.  The Company achieved the first milestone under the XLRS program in late August 2015, which triggers a milestone payment from Biogen of $5.0 million. The Company is not able to reasonably predict if and when the remaining milestones will be achieved.

In addition to the Collaboration Agreement, on July 1, 2015, the Company also entered into an equity agreement with Biogen.  Under the terms of this equity agreement, Biogen purchased 1,453,957 shares of the Company’s common stock, at a purchase price equal to $20.63 per share, for an aggregate cash purchase price of $30.0 million.  The shares issued to Biogen represented approximately 8.1% of the Company’s issued common stock post-issuance (based on the shares that were issued at June 30, 2015) and constitute restricted securities that may not be resold by Biogen other than in a transaction registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration requirement.  The cash proceeds of $30.0 million were received from Biogen in August 2015.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As a result of the material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes disclosed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2015.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined under Rule 13a-15(f) of the Exchange Act.  We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on this assessment, management has concluded that, as of June 30, 2015, a material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes still existed and, as a result, the Company did not maintain effective internal control over financial reporting as of June 30, 2015.  Notwithstanding this material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes, our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the JOBS Act.  Subject to certain limitations, we expect to remain an emerging growth company under the JOBS Act for up to five years from April 1, 2014, the date of our initial public offering.

Material Weaknesses in Internal Control over Financial Reporting

Management previously identified and disclosed material weaknesses in our internal control over financial reporting at June 30, 2014 and June 30, 2013 which related to the design and operation of our closing and financial reporting processes and our accounting for debt, equity and convertible instruments.  Specifically, management concluded that these material weaknesses in our internal control over financial reporting were due to the fact that we did not have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes and to address the accounting and financial reporting requirements related to issuances of convertible notes, preferred stock warrants, stock options, preferred stock and preferred stock purchase rights.

In order to remediate these material weaknesses, we took the following actions in fiscal year 2015:

•

designed and implemented monthly manual controls to manage the accounting for our remaining debt, equity and convertible instruments, including stock based compensation, with adequate validation and review to ensure the reasonable accuracy of these accounts. In, addition, with effect from the beginning of fiscal 2016, we will make use of equity compensation management software and believe this automation will further enhance the accounting processes associated with these accounts;

•

we hired two additional employees during the second half of our fiscal year, including an accounting manager, to further augment our current finance and accounting team.  These new employees complement the hires that were previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014;

•

provided functional and system training to employees, and prepared detailed documentation reflecting the actions to be taken in connection with the financial reporting process to clearly define key tasks and actions, as well as the positions responsible for those tasks and actions; and

•	continued to formalize our accounting policies and internal controls documentation and strengthen supervisory reviews by our management.

We have completed the documentation and review of the corrective actions described above and, as of June 30, 2015, our management has concluded that the remediation activities implemented are sufficient to allow us to conclude that the previously disclosed material weakness related to our accounting for debt, equity and convertible instruments no longer existed as of June 30, 2015.  Management also concluded that, as of June 30, 2015, there still existed significant flaws in the design and operation of our closing and financial reporting processes and therefore that this previously identified material weakness had not been fully remediated as of June 30, 2015.  In order to fully remediate this material weakness, we will continue to implement the corrective actions described above, including additional procedures to improve the capture, review, approval, and recording of all transactions in the appropriate accounting period.  Management will also continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors—Audit Committee Financial Expert” and “Corporate Governance” in our definitive proxy statement for the fiscal year 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the “2015 Proxy Statement”), and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth under the captions “Executive Officers—Executive Compensation” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement, and is incorporated herein by reference.

We have two equity compensation plans under which awards are currently authorized for issuance, our 2013 Equity and Incentive Plan and our 2013 Employee Stock Purchase Plan. In connection with the consummation of our initial public offering in April 2014, our board of directors terminated any new offerings under our 2001 Stock Option Plan and our 2011 Stock Incentive Plan. Each of our 2013 Equity and Incentive Plan, our 2013 Employee Stock Purchase Plan, our 2001 Stock Option Plan and our 2011 Stock Incentive Plan was approved by our stockholders prior to our initial public offering in 2014. The following table provides information regarding securities authorized for issuance as of June 30, 2015 under our equity compensation plans.

Number of securities to be
issued upon exercise of
	outstanding options,		Number of securities
	warrants and rights, and	Weighted-average exercise	remaining available for
	vesting of outstanding	price of outstanding options,	future issuance under equity
Plan category	restricted stock units	warrants and rights	compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,514,240	$11.75	1,289,653	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	1,514,240	$11.75	1,289,653

(1)

Includes 1,161,082 shares issuable under our 2013 Equity and Incentive Plan, which may be issued in the form of options, restricted stock, unrestricted stock, performance share awards or other equity-based awards, and 128,571 shares issuable under our 2013 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item will be set forth under the caption “Executive Officers—Certain Relationships and Related Transactions” and “Corporate Governance” in our 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our 2015 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements —See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 104 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules —See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 104 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

(3) Index to Exhibits.

Exhibit number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.1**	Lease Agreement made as of April 10, 2015, by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation

10.2**	Employment Agreement dated as of May 27, 2015 between Applied Genetic Technologies Corporation and Mark S. Shearman

10.3*

Employment Agreement dated as of January 29, 2015 between Applied Genetic Technologies Corporation and Stephen W. Potter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-36370))

10.4*

Separation Agreement dated as of March 3, 2015 between Applied Genetic Technologies Corporation and Daniel L. Menichella (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2015 (File No. 001-36370))

10.5*

Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Susan B. Washer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.6*

Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Jeffrey D. Chulay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.7**†	Collaboration and License Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation

10.8**	Common Stock Purchase Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation

10.9**†	Manufacturing License and Technology Transfer Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation

10.10**†	Second Amendment to Non-exclusive License Agreement, made and effective as of June 29, 2015, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation

10.11**†

Omnibus Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made and effective as of July 1, 2015, by and between the University of Florida Research Foundation, Inc., the University of Florida Board of Trustees, John Hopkins University and Applied Genetic Technologies Corporation

10.12**†

Omnibus Amendment to Standard Exclusive License Agreement with Know How and Standard Non-Exclusive License Agreement, made and effective as of June 30, 2015, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation

10.13

Lease Agreement made as of September 19, 2011, by and between Thomson-Davis Enterprises, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

Exhibit number	Description
10.14†

Exclusive License Agreement with Sublicensing Terms, effective as of September 25, 2001, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.15†

Restated Amendment to License Agreement made and, effective as of January 31, 2005, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.16†

First Amendment After Restated Amendment to License Agreement, made and effective as of November 28, 2007, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.17†

Standard Exclusive License Agreement with Sublicensing Terms, effective as of October 7, 2003, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.18†

First Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of November 2004, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.19†

Second Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of February 25, 2009, by and among Applied Genetic Technologies Corporation, the University of Florida Research Foundation, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.20†

Non-Exclusive License Agreement with Sublicensing Terms, made as of January 19, 2006, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.21†

Standard Non-Exclusive License Agreement, effective as of September 18, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.22†

Standard Exclusive License Agreement with Know How, effective as of November 5, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.23	Amended and Restated Investor Rights Agreement, dated as of November 15, 2012 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.24*	Applied Genetic Technologies Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.25*

Applied Genetic Technologies Corporation 2011 Stock Incentive Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.26*	Applied Genetic Technologies Corporation 2013 Equity And Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.27*	Applied Genetic Technologies Corporation 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.28

Form of Applied Genetic Technologies Corporation Warrant to Purchase Shares of Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.29

Form of Applied Genetic Technologies Corporation Warrant to Purchase Shares of Series B-1 Preferred Stock (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

Exhibit number	Description
10.30

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on September 23, 2005 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.31

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on June 30, 2006 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.32

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on July 6, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.33

Warrant to Purchase Shares of Series B-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on August 31, 2012 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.34

Form of Indemnification Agreement for Directors Associated with an Investment Fund (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.35

Form of Indemnification Agreement for Directors Not Associated with an Investment Fund (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.36†

Second Amendment After Restated Amendment to License Agreement, made and effective as of January 10, 2014, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.37†

Fourth Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of December 17, 2013 by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.38*

Letter Agreement dated July 22, 2013 by and between the Company and Dan Menichella (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197385))

10.39†

First Amendment to Non-Exclusive License, made as of March 28, 2014, by and between the UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197385))

10.40*

Letter Agreement dated January 22, 2014 by and between the Company and Larry Bullock (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197385))

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

**	Filed herewith
†	We have omitted portions of this exhibit, for which confidential treatment has been granted or applied for.
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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charge	To (from)
	Beginning	(Benefit) to	Other		End of
In thousands	of Period	Expenses	Accounts	Deductions	Period
Deferred Tax Valuation Allowance
Year 2015	$24,086	$12,759	$—	$—	$36,845
Year 2014	$18,956	$5,130	$—	$—	$24,086
Year 2013	$17,468	$1,488	$—	$—	$18,956

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer
President and Chief Executive Officer
Date:	September 10, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Susan B. Washer Susan B. Washer	Chief Executive Officer, President and Director (Principal Executive Officer)	September 10, 2015

/s/ Lawrence E. Bullock Lawrence E. Bullock	Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2015

/s/ Scott Koenig Scott Koenig	Director	September 10, 2015

/s/ David Guyer David Guyer	Director	September 10, 2015

/s/ Ed Hurwitz Ed Hurwitz	Director	September 10, 2015

/s/ Ivana Magovcevic-Liebisch Ivana Magovcevic-Liebisch	Director	September 10, 2015

/s/ Arnold Oronsky Arnold Oronsky	Director	September 10, 2015
/s/ Bruce Peacock	Director	September 10, 2015
Bruce Peacock
/s/ James Rosen James Rosen	Director	September 10, 2015