Form 10-Q
period 2015-09-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2015-11-05
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2015, a total of 18,003,845 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
In thousands, except per share data	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$140,260	$39,187
Investments	25,694	22,454
Milestone receivable	5,000	—
Grants receivable	915	883
Prepaid and other current assets	1,929	1,608
Total current assets	173,798	64,132
Investments	33,367	23,629
Property and equipment, net	443	478
Intangible assets, net	1,428	1,448
Grants receivable and other assets	1,090	487
Total assets	$210,126	$90,174
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,597	$1,191
Accrued and other liabilities	6,313	3,451
Deferred revenue	46,898	—
Total current liabilities	60,808	4,642
Deferred revenue, net of current portion	51,939	—
Total liabilities	112,747	4,642
Stockholders' equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 17,994 and 16,491 shares issued; 17,979 and 16,476 shares outstanding at September 30, 2015 and June 30, 2015, respectively	18	16
Additional paid-in capital	195,136	174,168
Accumulated deficit	(97,775)	(88,652)
Total stockholders' equity	97,379	85,532
Total liabilities and stockholders' equity	$210,126	$90,174

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
In thousands, except per share amounts	2015	2014
Revenue:
Collaboration revenue	$10,992	$—
Grant and other revenue	70	705
Total revenue	11,062	705
Operating expenses:
Research and development	17,037	4,433
General and administrative	3,238	1,681
Total operating expenses	20,275	6,114
Loss from operations	(9,213)	(5,409)
Other income (expense):
Investment income	90	28
Total other income (expense), net	90	28
Net loss	$(9,123)	$(5,381)
Net loss per share, basic and diluted	$(0.53)	$(0.34)
Weighted average shares outstanding, basic and diluted	17,164	15,646

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
In thousands	2015	2014
Cash flows from operating activities
Net loss	$(9,123)	$(5,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	1,123	407
Share-settled collaboration expense	636	—
Depreciation and amortization	97	89
Changes in operating assets and liabilities:
(Increase) decrease in prepaid and other assets	(5,893)	141
Increase in accounts payable	6,420	110
Increase in deferred revenues	98,837	—
Increase in accrued and other liabilities	2,862	593
Net cash provided by (used in) operating activities	94,959	(4,041)
Cash flows from investing activities
Purchase of property and equipment	—	(47)
Purchase of and capitalized costs related to intangible assets	(55)	(30)
Maturity of investments	13,030	48,450
Purchase of investments	(26,072)	(38,158)
Net cash (used in) provided by investing activities	(13,097)	10,215
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	19,211	32,039
Net cash provided by financing activities	19,211	32,039
Net increase in cash and cash equivalents	101,073	38,213
Cash and cash equivalents, beginning of period	39,187	8,623
Cash and cash equivalents, end of period	$140,260	$46,836

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization and Operations:

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of September 30, 2015, the Company had an accumulated deficit of $97.8 million and expects to continue to incur losses for the foreseeable future. The Company has financed its operations to date primarily through sales of common stock, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and cash receipts for sponsored research.  At September 30, 2015, the Company had cash and cash equivalents and investments of $199.3 million and believes that these capital resources will be sufficient to allow it to fund its operations for at least the next two years.

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

The Condensed Balance Sheet as of June 30, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2015 Annual Report on Form 10-K. Results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

(c)

Cash and cash equivalents— Cash consists of funds held in bank accounts.  Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less at the time of purchase and generally include money market accounts.

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

(e)

Fair value of financial instruments—The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of financial instruments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

(f)

Intangible assets – Intangible assets primarily include licenses and patents. The Company obtains licenses from third parties and capitalizes the costs related to exclusive licenses that have alternative future use in multiple potential programs. The Company also capitalizes costs related to filing, issuance, and prosecution of patents. The Company reviews its capitalized costs periodically to determine that such costs relate to patent applications that have future value and an alternative future use, and writes off any costs associated with patents that are no longer being actively pursued or that have no future benefit. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets, which are generally eight to twenty years. The Company amortizes in-licensed patents and patent applications from the date of the applicable license and internally developed patents and patent applications from the date of the initial application. Licenses and patents converted to research use only are expensed immediately.

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

Collaboration revenue

On July 1, 2015, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with a wholly owned subsidiary of Biogen Inc.  This collaboration is discussed further in Note 6 to these financial statements.  The terms of this agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include, among others, (i) licenses, or options to obtain licenses, to its technology, and (ii) research and development activities to be performed on behalf of the collaborative partner.  Payments made under such arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

Multiple element arrangements are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting.  Deliverables under an agreement are required to be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE") of selling price if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE are available.  Determining the best estimate of selling price for a deliverable requires significant judgment.  The Company uses BESP to estimate the selling price related to licenses to its proprietary technology, since it often does not have VSOE or TPE of selling price for these deliverables.  In those circumstances where it utilizes BESP to determine the estimated selling price of a license to its proprietary technology, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license.  In validating its best estimate of selling price, the Company evaluates whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

If the delivered element does not have stand-alone value, the arrangement is then accounted for as a single unit of accounting and the Company recognizes the consideration received under the arrangement as revenue on a straight-line basis over its estimated period of performance.  The Company’s anticipated periods of performance, typically the terms of its research and development obligations, are subject to estimates by management and may change over the course of the collaboration agreement.  Such changes could have a material impact on the amount of revenue recorded in future periods.

Milestone revenue

The Company applies the milestone method of accounting to recognize revenue from milestone payments when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive.  A milestone event is defined as an event (i) that can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance; (ii) for which there is substantive uncertainty at the inception of the arrangement that the event will be achieved; and (iii) that would result in additional payments being due to the Company. Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. A milestone event is substantive if all of the following conditions are met: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone, or the enhancement of the value to the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

The Company assesses whether a milestone is substantive at the inception of the arrangement. If a milestone is deemed substantive and the milestone payment is nonrefundable, the Company recognizes revenue upon the successful accomplishment of that milestone.  Where a milestone is deemed non-substantive, we account for that milestone payment in accordance with the multiple element arrangements guidance and recognize revenue consistent with the related units of accounting for the arrangement over the related performance period.

During the three months ended September 30, 2015, we recorded $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under our collaboration arrangement with Biogen.  We received the cash payment from this milestone in October 2015.

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

Research and development costs also include license and sub-license fees and other direct and incremental costs incurred pursuant to the negotiation of and entry into collaborative and other partnership arrangements.  Such costs associated with collaborative and other arrangements are expensed as incurred.

As part of the process of preparing its financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for services for which the Company has not yet been invoiced or otherwise notified of the actual cost.  The majority of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met.  The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to it at that time.  The significant estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to academic research centers, contract research organizations, and other vendors in connection with research and development activities for which it has not yet been invoiced.

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

Prepayments related to research and development activities were $1.4 million and $958 thousand at September 30, 2015 and June 30, 2015, respectively, and are included within the Prepaid and other current assets line item on the balance sheets.

(i)

Share-based compensation – The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718, Compensation—Stock Compensation and generally recognizes share-based compensation expense on a straight-line basis over the periods during which the employees are required to provide service in exchange for the award.  In addition, the Company issues stock options and restricted shares of common stock to non-employees in exchange for consulting services and accounts for these in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees (“ASC 505-50”).  Under ASC 505-50, share-based awards to non-employees are subject to periodic fair value re-measurement over their vesting terms.

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

In May 2014, the FASB issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year.  The guidance is now effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company is currently evaluating the impacts of the new guidance on its financial statements.

(3)	Share-based Compensation Plans:

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance.   A summary of the stock option activity for the three months ended September 30, 2015 and 2014 is as follows:

	For the Three Months Ended September 30,
	2015		2014
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	1,484	$11.83	1,024	$6.21
Granted	372	18.41	225	16.35
Exercised	—	—	—	—
Forfeited	(26)	9.57	(19)	12.00
Outstanding at September 30,	1,830	$13.22	1,230	$7.98
Exercisable at September 30,	500		283
Weighted average fair value of options granted during the period	$12.83		$12.05

For the three months ended September 30, 2015 and 2014, share-based expense related to stock options awarded to employees, non-employee directors and consultants amounted to approximately $1.0 million and $305 thousand, respectively.

For the three months ended September 30, 2015 and 2014, share-based expense associated with restricted share awards granted to employees and non-employee consultants amounted to $98 thousand and $102 thousand, respectively.

As of September 30, 2015, there was $11.5 million of unrecognized compensation expense related to non-vested stock options and $109 thousand of unrecognized compensation expense associated with non-vested restricted share awards.

(4)	Investments:

The following is a summary of the Company’s investments by category for each of the periods presented:

	September 30,	June 30,
In thousands	2015	2015
Investments - Current:
Certificates of deposit	$15,306	$10,776
Debt securities - held-to-maturity	10,388	11,678
	$25,694	$22,454
Investments - Noncurrent:
Certificates of deposit	$6,477	$5,310
Debt securities - held-to-maturity	26,890	18,319
	$33,367	$23,629

As of September 30, 2015, a summary of the debt securities classified as held-to-maturity is as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$6,493	$4	$—	6,497
Corporate obligations	3,895	1	(1)	3,895
	$10,388	$5	$(1)	$10,392
Investments - Noncurrent:
U.S. government and agency obligations	$23,385	$5	$(3)	$23,387
Corporate obligations	3,505	2	—	3,507
	$26,890	$7	$(3)	$26,894

The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2015, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$10,388	$10,392
Due after one year through two years	26,890	26,894
	$37,278	$37,286

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment. Therefore, the Company believes these losses to be temporary. As of September 30, 2015, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2015
Cash and cash equivalents	$140,260	$—	$—	$140,260	$140,260
Certificates of deposit	—	21,783	—	21,783	21,783
Held-to-maturity investments:
Corporate obligations	—	7,402	—	7,402	7,400
U.S. government and agency obligations	9,407	20,477	—	29,884	29,878
Total assets	$149,667	$49,662	$—	$199,329	$199,321
June 30, 2015
Cash and cash equivalents	$39,187	$—	$—	$39,187	$39,187
Certificates of deposit	—	16,086	—	16,086	16,086
Held-to-maturity investments:
Corporate obligations	—	7,935	—	7,935	7,937
U.S. government and agency obligations	3,824	18,232	—	22,056	22,060
Total assets	$43,011	$42,253	$-	$85,264	$85,270

(6)     Collaboration Agreement with Biogen

On July 1, 2015, the Company entered into a Collaboration Agreement with Biogen, pursuant to which the Company and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies.  The Collaboration Agreement became effective on August 14, 2015.

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

The Company has granted to Biogen with respect to the XLRS and XLRP programs, and will grant to Biogen upon exercise of the option with respect to the applicable discovery program, an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the Collaboration Agreement.  The Company has granted Biogen a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, of its interest in other intellectual property developed pursuant to the Collaboration Agreement.

Biogen will also receive an exclusive license to use the Company’s proprietary manufacturing technology platform to make AAV vectors for up to six genes, three of which are at the Company’s discretion, in exchange for payment of milestones and royalties.

Activities under the Company’s collaboration arrangement with Biogen were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements ("ASC 605-25") (as amended by ASU 2009-13, Revenue Recognition) to determine if they represented a multiple element revenue arrangement.  The Collaboration Agreement includes the following significant deliverables: (1) for each of the XLRS and XLRP programs, exclusive, royalty-bearing licenses, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the arrangement (the “License Deliverables”); (2) for each of the three discovery programs yet to be finally determined, exercisable options to obtain exclusive licenses to develop, seek regulatory approval for and commercialize any of the designated clinical candidates under such discovery programs (the “Option Deliverables”); and (3) the performance obligations to conduct research and development activities through (a) regulatory approval in the United

States, in the case of the XLRS program; (b) completion of the first in human clinical trial, in the case of the XLRP program; and (c) the stage of clinical candidate designation, in the case of each of the three discovery programs (the “R&D Activity Deliverables”).

The Company determined that all of the License Deliverables and Option Deliverables did not have stand-alone value and did not meet the criteria to be accounted for as separate units of accounting under ASC 605-25.  The factors considered by the Company in making this determination included, among other things, the unique and specialized nature of its proprietary technology and intellectual property, and the development stages of each of the XLRS, XLRP and the discovery programs targeting three indications.  Accordingly, the License Deliverables under each of the XLRS and XLRP programs and the Option Deliverables under each of the discovery programs have been combined with the R&D Activity Deliverables associated with each related program and as a result, the Company’s separate units of accounting under its collaboration with Biogen, comprise the XLRS program, the XLRP program, and each of the three discovery programs.

Under the Collaboration Agreement, the Company received a non-refundable upfront payment of $94.0 million in August 2015 which it recorded as deferred revenue.  This upfront payment of $94.0 million was allocated among the separate units of accounting discussed above using the relative selling price method.  In addition to the Collaboration Agreement, on July 1, 2015, the Company also entered into an equity agreement with Biogen.  Under the terms of this equity agreement, Biogen purchased 1,453,957 shares of the Company’s common stock, at a purchase price equal to $20.63 per share, for an aggregate cash purchase price of $30.0 million which the Company also received in August 2015. The shares issued to Biogen represented approximately 8.1% of our outstanding common stock on a post-issuance basis, calculated on the number of shares that were outstanding at June 30, 2015, and constitute restricted securities that may not be resold by Biogen other than in a transaction registered under, or pursuant to an exemption from the registration requirements of, the Securities Act of 1933, as amended. Accounting standards for multiple element arrangements contain a presumption that separate contracts negotiated or entered into at or near to the same time with the same entity were likely negotiated as a package and should be evaluated as a single agreement.  The Company determined that the price of $20.63 paid by Biogen included a premium of $7.45 per share over the fair value of the company’s stock price, calculated based upon the stock price on the date of close of the agreement and adjusted for lack of marketability due to restrictions.  Accordingly, the total premium of $10.8 million was also recorded as deferred revenue and, together with the $94.0 million, allocated to the separate units of accounting identified above using the relative selling price method as discussed in Note 2 to these financial statements.  The Company will record revenue based on the revenue recognition criteria applicable to each separate unit of accounting.  For amounts received up-front and initially deferred, the Company will recognize the deferred revenue on a straight-line basis over the estimated service periods in which it is required to perform the research and development activities associated with each unit of accounting, anticipated to be between 2 and 3 years.

During the three months ended September 30, 2015, we recognized revenue of approximately $11.0 million from our collaboration with Biogen.  Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended September 30,
	2015	2014
	(dollars in thousands)
Amortization of non-refundable upfront fees	$5,992	$—
Milestone revenue	5,000	—
Total collaboration revenue	$10,992	$—

During the three months ended September 30, 2015, the Company recorded $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under its collaboration arrangement with Biogen.  The cash payment from this milestone was received in October 2015.

As a result of the upfront payment of $94.0 million made by Biogen and achievement of the $5.0 million milestone as discussed above, the Company became liable to various research partner institutions for sub-license and other payments under existing agreements with such institutions.  These agreements obligate the Company to pay to each research partner institution, amounts that range from 5% to 10% of certain proceeds received from collaboration and other arrangements, including any milestone payments received under such arrangements.  Amounts owed to the research partner institutions are due at varying dates ranging from 15 days following receipt of the upfront payment from Biogen to 75 days following the end of a fiscal quarter in which such proceeds are received.  During the three months ended September 30, 2015, the Company recorded total collaboration costs of approximately $12.0 million associated with such obligations, of which approximately $8.3 million remained outstanding at September 30, 2015 and are included in our current liabilities as of that date.  These collaboration costs of $12.0 million included $636 thousand of expense that was settled during the quarter by the issuance of 40,000 shares of the Company’s common stock to a research partner institution, pursuant to the terms of the existing agreement with that institution.

The Company is also eligible to receive payments from Biogen of up to $467.5 million upon the successful achievement of future milestones under the two lead programs and up to $592.5 million upon the exercise by Biogen of the option for and the successful achievement of future milestones under the three discovery programs.  Biogen will pay revenue-based royalties for each licensed product at tiered rates ranging from high single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and at rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products.  Due to the uncertainty surrounding the achievement of the future milestones, such payments were not considered fixed or determinable at the inception of the Collaboration Agreement and accordingly, will not be recognized as revenue unless and until they are earned.  The Company is not able to reasonably predict if or when the remaining milestones will be achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of September 30, 2015, and results of operations for the three months ended September 30, 2015 and 2014. This discussion should be read in conjunction with the accompanying Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2015. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses our proprietary gene therapy platform to develop products designed to transform the lives of patients with severe diseases in ophthalmology. Our lead product candidates are treatments for X-linked retinoschisis, or XLRS, for which we are conducting a phase 1/2 human clinical trial, achromatopsia, or ACHM, and X-linked retinitis pigmentosa, or XLRP, which are each in the preclinical stage. These rare diseases of the eye are caused by mutations in single genes, significantly affect visual function and currently lack effective medical treatments. Updates to our development pipeline goals include the following:

•

During the three months ended September 30, 2015, we partnered the XLRS program with Biogen, continued the conduct of our phase 1/2 human clinical trial for XLRS, received a milestone from our partner related to successful clinical trial enrollment and expect to report initial clinical data for this program at an appropriate scientific meeting in 2016.

•

For our ACHM product candidate, we filed an investigational new drug application in October 2015 and expect to initiate a phase I/II clinical trial subject to the FDA’s review and acceptance of that application and approvals by the institutional review board at each clinical site.

•

We also partnered our product candidate for XLRP, a disease characterized by progressive degeneration of the retina, leading to total blindness in adult men, with Biogen and are conducting preclinical studies.

•

We have begun to develop new treatments for age-related macular degeneration, or AMD, by leveraging our experience developing products in orphan ophthalmology and our work with a previous partner on a first generation product for wet AMD.

•	We are also developing new treatments for three new indications as part of our partnership with Biogen.
•

In the longer term, we will seek opportunities to take advantage of the adaptability of our gene therapy platform to address a range of genetic diseases, both within and beyond our initial focus area of orphan ophthalmology.

Since our inception in 1999, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology and alpha-1 antitrypsin deficiency, or AAT deficiency, an inherited orphan lung disease, including activities to manufacture product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily through the private placement of preferred stock, common stock, convertible notes and warrants to purchase preferred stock and through our public offerings consummated in 2014 as well as revenue from partnering.  We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the United States Food and Drug Administration, or FDA, and by patient advocacy groups such as the Foundation Fighting Blindness, or FFB, and the Alpha-1 Foundation.

While we expect to continue to generate some revenue from partnering, we do not anticipate that we will generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty.  As a result, we expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Recent Developments

Collaboration with Biogen

On July 1, 2015, we entered into a collaboration and license agreement, which we refer to as the collaboration agreement, with a wholly owned subsidiary of Biogen Inc., pursuant to which we and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on our adeno-associated virus vector technologies.  The collaboration agreement became effective on August 14, 2015, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

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

We have granted Biogen for the XLRS and XLRP programs, and will grant upon the exercise of the option for the applicable discovery program, an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by us for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the collaboration agreement.  We have also granted Biogen a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, of our interest in other intellectual property developed pursuant to the collaboration agreement.

Under the collaboration agreement, we received a non-refundable upfront payment of $94.0 million in August 2015 and recorded milestone revenue of $5.0 million during the three months ended September 30, 2015 after having achieved a patient enrollment-based milestone. As a result of the upfront payment made by Biogen and our achievement of this milestone, we became liable to various research partner institutions for sub-license, milestone and other payments and accordingly, recorded costs of collaboration revenue totaling approximately $12.0 million in the three months ended September 30, 2015.  These payables are due at varying dates ranging from 15 days following receipt of the upfront payment from Biogen to 75 days following the end of a fiscal quarter in which such payments are received.

We are also eligible to receive payments from Biogen of up to $467.5 million upon the successful achievement of future milestones under the two lead programs and up to $592.5 million upon the exercise by Biogen of the option for and the successful achievement of future milestones under the three discovery programs.  Biogen will pay revenue-based royalties for each licensed product at tiered rates ranging from high single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and at rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products.  Due to the uncertainty surrounding the achievement of the future milestones, such payments were not considered fixed or determinable at the inception of the collaboration agreement and accordingly, will not be recognized as revenue unless and until they are earned.  We achieved the first milestone under the XLRS program in late August 2015, which triggered a milestone payment from Biogen of $5.0 million. We received the cash payment from this milestone in October 2015.  We are not able to reasonably predict if or when the remaining milestones will be achieved.

Biogen will also receive an exclusive license to use our proprietary manufacturing technology platform to make AAV vectors for up to six genes, three of which are at our discretion, in exchange for payment of milestones and royalties.

In addition to the collaboration agreement, on July 1, 2015, we also entered into an equity agreement with Biogen.  Under the terms of the equity agreement, Biogen purchased 1,453,957 shares of our common stock, at a purchase price equal to $20.63 per share, for an aggregate cash purchase price of $30.0 million which we received from Biogen in August 2015.  We determined that the price of $20.63 paid by Biogen included a premium of $7.45 per share over the fair value of the company’s stock price, calculated based upon the stock price on the date of close of the agreement and adjusted for lack of marketability due to restrictions.  Accordingly, we have allocated this total premium of $10.8 million, together with the upfront payment of $94.0 million, to the separate units of accounting identified under our collaboration Biogen using the relative selling price method, and will record revenue based on the revenue recognition criteria applicable to each of the separate units.

The shares issued to Biogen represented approximately 8.1% of our outstanding common stock on a post-issuance basis, calculated based on the number of shares that were outstanding at June 30, 2015.

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

For a description of those of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended June 30, 2015. Following our collaboration with Biogen as described above, our critical accounting policies and estimates have been impacted as follows:

Collaboration revenue

During the three months ended September 30, 2015, we recognized revenue of approximately $11.0 million from our collaboration with Biogen.  Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended September 30,
	2015	2014
	(dollars in thousands)
Amortization of non-refundable upfront fees	$5,992	$—
Milestone revenue	5,000	—
Total collaboration revenue	$10,992	$—

The terms of the Collaboration Agreement and other potential collaboration or commercialization agreements we may enter into generally contain multiple elements, or deliverables, which may include, among others, (i) licenses, or options to obtain licenses, to our technology, and (ii) research and development activities to be performed on behalf of the collaborative partner.  Payments made under such arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

Multiple element arrangements are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting.  Deliverables under an agreement are required to be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

We determine the estimated selling price for deliverables within each agreement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE are available.  Determining the best estimate of selling price for a deliverable requires significant judgment.  We use BESP to estimate the selling price related to licenses to our proprietary technology, since we often do not have VSOE or TPE of selling price for these deliverables.  In those circumstances where we utilize BESP to determine the estimated selling price of a license to our proprietary technology, we consider market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license.  In validating our best estimate of selling price, we evaluate whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is then accounted for as a single unit of accounting, and we recognize the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance.  Our anticipated periods of performance, typically the terms of our research and development obligations, are subject to estimates by management and may change over the course of the collaboration agreement.  Such changes could have a material impact on the amount of revenue we record in future periods.

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

We assess whether a milestone is substantive at the inception of the arrangement.  If a milestone is deemed substantive and the milestone payment is nonrefundable, we recognize revenue upon the successful accomplishment of that milestone.  Where a milestone is deemed non-substantive, we account for that milestone payment in accordance with the multiple element arrangements guidance and recognize revenue consistent with the related units of accounting for the arrangement over the related performance period.

During the three months ended September 30, 2015, we recorded $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under our collaboration arrangement with Biogen.  We received the cash payment from this milestone in October 2015.

Deferred Revenue

Amounts received by us prior to satisfying the above revenue recognition criteria are recorded as deferred revenue on the balance sheet.  Amounts not expected to be recognized within 12 months of the balance sheet date are classified as non-current deferred revenue.

New Accounting Pronouncements

Refer to Note 2 to the condensed financial statements included in this quarterly report for further information on recently issued accounting standards.

Results of Operations

Comparison of three months ended September 30, 2015 to three months ended September 30, 2014

Revenue

	For the Three Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$10,992	$—	$10,992	100%
Grant revenue	70	605	(535)	(88)%
Other revenue	—	100	(100)	(100)%
Total revenue	$11,062	$705	$10,357	1469%

Total revenue for the three months ended September 30, 2015 was $11.1 million compared to $705 thousand generated during the same period in 2014.  The increase was largely attributable to the amortization of upfront fees from our collaboration with Biogen, and milestone revenue of $5.0 million that was recorded during the quarter following achievement of a patient enrollment-based milestone under that collaboration agreement.  The year over year decrease in grant revenue was primarily the result of reduced research and development activities on grant-funded projects.  Other revenue in the three month period ended September 30, 2014 was generated from a right of reference agreement that was entered into with a strategic partner during that fiscal quarter.

Research and development expense

	For the Three Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration costs	$12,034	$—	$12,034	100%
Outside program costs	3,057	3,287	(230)	(7)%
Employee-related costs	1,238	563	675	120%
Share-based compensation	299	169	130	77%
Other	409	414	(5)	(1)%
Total research and development expense	$17,037	$4,433	$12,604	284%

Research and development expense for the three months ended September 30, 2015 increased by $12.6 million to $17.0 million compared to the same period in 2014, driven largely by the incremental costs associated with our collaboration arrangement with Biogen as discussed above.  Our receipt of a nonrefundable upfront fee and a milestone payment from Biogen triggered sub-license and other payments to certain research partner institutions under our existing agreements with those institutions.  These agreements obligate us to pay to each research partner institution, amounts that range from 5% to 10% of certain proceeds received under collaboration and other arrangements, including any milestone payments received under such arrangements.  We record these costs as expense when incurred.  In addition, employee-related and share-based compensation costs were higher compared to the same period in 2014 due primarily to the hiring of additional employees.

General and administrative expense

	For the Three Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Share-based compensation	$824	$238	$586	246%
Employee-related costs	614	477	137	29%
Legal and professional fees	473	363	110	30%
Licenses and related fees	451	28	423	1511%
Other	876	575	301	52%
Total general and administrative expense	$3,238	$1,681	$1,557	93%

General and administrative expense for the three months ended September 30, 2015 increased by $1.6 million to $3.2 million compared to the same period in 2014.  The increase was primarily driven by the hiring of additional employees which resulted in higher share-based compensation and other employee-related costs, combined with the impact of the Company’s increased level of business development activities which resulted in higher legal, license maintenance and related expenses.  In addition, other administrative expenses have increased primarily due to the ongoing incremental costs associated with operating as a publicly-traded company.

Liquidity and capital resources

As of September 30, 2015, we had an accumulated deficit of $97.8 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

On July 1, 2015, we entered into an equity agreement with Biogen pursuant to which Biogen purchased 1,453,957 shares of our common stock, at a purchase price equal to $20.63 per share, for an aggregate cash purchase price of $30.0 million.  The cash proceeds of $30.0 million were received from Biogen in August 2015.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of September 30, 2015, we had cash, cash equivalents, and investments totaling $199.3 million.  As of September 30, 2015, our cash and cash equivalents were held in bank accounts and money market funds, while our short and long-term investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Three Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$94,959	$(4,041)
Investing activities	(13,097)	10,215
Financing activities	19,211	32,039
Net increase (decrease) in cash and cash equivalents	$101,073	$38,213

Operating activities.  For the three months ended September 30, 2015, net cash provided by providing by operating activities was primarily associated with the upfront cash proceeds of $104.8 million, which included an allocation of $10.8 million from the equity agreement, received during the quarter following our collaboration with Biogen.  These proceeds were partially offset by the impact of our net loss and changes in our working capital accounts during the period.  For the three months ended September 30, 2014, the net cash used in operating activities was primarily the result of our net loss during that period and changes in working capital accounts.

Investing activities.  Net cash used in investing activities for the three months ended September 30, 2015 consisted primarily of cash outflows of $26.1 million related to the purchase of investments, partially offset by $13.0 million of proceeds from the maturity of investments. For the three months ended September 30, 2014, net cash provided by investing activities consisted primarily of $48.5 million of proceeds from the maturity of investments, partially offset by cash outflows of $38.2 million related to the purchase of investments.

Financing activities.  Net cash provided by financing activities of $19.2 million during the three months ended September 30, 2015 was primarily related to the shares of common stock purchased by Biogen pursuant to the equity agreement negotiated on July 1, 2015.   For the three months ended September 30, 2014, net cash provided by financing activities of $32.0 million was related to our follow on public offering that was completed during that fiscal quarter.

Operating capital requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We expect to continue to generate revenue from partners.  We anticipate that we will continue to generate losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We believe that our existing cash and cash equivalents and investments at September 30, 2015 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for at least the next two years.  In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2015, which is incorporated by reference herein, for a description of our market risks.

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended June 30, 2015, our management has determined that we have a material weakness in our internal control over financial reporting which relates to the design and operation of our closing and financial reporting processes. We have concluded that this material weaknesses in our internal control over financial reporting is due to the fact that we do not have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended June 30, 2015 for a discussion of the actions that we have undertaken and are currently undertaking to remediate this material weaknesses, which has not been remediated as of September 30, 2015.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As a result of the material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes disclosed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2015.

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

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2015 for a listing of our risk factors. There has been no material change in such risk factors since June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

During the three months ended September 30, 2015, we issued 40,000 shares of our common stock to a research partner institution, pursuant to the terms of an existing agreement with that institution.  The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

(b)	Use of Proceeds

On April 1, 2014, we consummated the closing of the initial public offering, or IPO, of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-193309), which was declared effective by the Securities and Exchange Commission on March 26, 2014.  The underwriters for the offering were BMO Capital Markets Corp., Wedbush Securities Inc., Cantor Fitzgerald & Co. and Roth Capital Partners, LLC.  We used approximately $9.9 million of the net proceeds from this offering to finance our operating activities in the three months ended September 30, 2015.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1

Fifth Amended and Restated Certificate of Incorporation of Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date March 26, 2014, filed on April 1, 2014)

3.2

Amended and Restated Bylaws of Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date March 26, 2014, filed on April 1, 2014)

10.1†

Collaboration and License Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015)

10.2

Common Stock Purchase Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015)

10.3†

Manufacturing License and Technology Transfer Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015)

10.4†

Second Amendment to Non-exclusive License Agreement, made and effective as of June 29, 2015, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015)

10.5†

Omnibus Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made and effective as of July 1, 2015, by and between the University of Florida Research Foundation, Inc., the University of Florida Board of Trustees, John Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015)

10.6†

Omnibus Amendment to Standard Exclusive License Agreement with Know How and Standard Non-Exclusive License Agreement, made and effective as of June 30, 2015, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Applied Genetic Technologies Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Applied Genetic Technologies Corporation

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Applied Genetic Technologies Corporation

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
†	We have omitted portions of this exhibit for which we have applied for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ Lawrence E. Bullock
Lawrence E. Bullock

Date: November 5, 2015