Form 10-Q
period 2015-12-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2016-02-08
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36370

APPLIED GENETIC TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3553710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14193 NW 119th Terrace

Suite 10

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

As of February 1, 2016, a total of 18,037,994 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
In thousands, except per share data	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$44,402	$39,187
Investments	105,614	22,454
Grants receivable	896	883
Prepaid and other current assets	1,890	1,608
Total current assets	152,802	64,132
Investments	40,591	23,629
Property and equipment, net	513	478
Intangible assets, net	1,408	1,448
Grants receivable and other assets	763	487
Total assets	$196,077	$90,174
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$817	$1,191
Accrued and other liabilities	6,122	3,451
Deferred revenue	46,898	—
Total current liabilities	53,837	4,642
Deferred revenue, net of current portion	40,215	—
Total liabilities	94,052	4,642
Stockholders' equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 18,038 and 16,491 shares issued; 18,033 and 16,476 shares outstanding at December 31, 2015 and June 30, 2015, respectively	18	16
Additional paid-in capital	196,737	174,168
Accumulated deficit	(94,730)	(88,652)
Total stockholders' equity	102,025	85,532
Total liabilities and stockholders' equity	$196,077	$90,174

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
In thousands, except per share amounts	2015	2014	2015	2014
Revenue:
Collaboration revenue	$11,843	$—	$22,835	$—
Grant and other revenue	346	652	416	1,357
Total revenue	12,189	652	23,251	1,357
Operating expenses:
Research and development	7,203	3,438	24,240	7,871
General and administrative	2,116	1,916	5,354	3,597
Total operating expenses	9,319	5,354	29,594	11,468
Income (loss) from operations	2,870	(4,702)	(6,343)	(10,111)
Other income:
Investment income	175	52	265	80
Total other income	175	52	265	80
Net income (loss)	$3,045	$(4,650)	$(6,078)	$(10,031)
Net earnings (loss) per share, basic and diluted	$0.17	$(0.28)	$(0.35)	$(0.63)
Weighted average shares outstanding - basic	17,998	16,422	17,585	16,027
Weighted average shares outstanding - diluted	18,262	16,422	17,585	16,027

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
In thousands	2015	2014
Cash flows from operating activities
Net loss	$(6,078)	$(10,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	2,489	1,228
Share-based collaboration expense	636	—
Depreciation and amortization	196	184
Changes in operating assets and liabilities:
Decrease (increase) in grants receivable	467	(484)
(Increase) decrease in prepaid and other assets	(876)	798
Decrease in accounts payable	(374)	(432)
Increase in deferred revenues	87,113	—
Increase in accrued and other liabilities	2,671	622
Net cash provided by (used in) operating activities	86,244	(8,115)
Cash flows from investing activities
Purchase of property and equipment	(106)	(180)
Purchase of and capitalized costs related to intangible assets	(85)	(57)
Maturity of investments	20,344	88,450
Purchase of investments	(120,628)	(76,570)
Net cash (used in) provided by investing activities	(100,475)	11,643
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	19,211	32,009
Proceeds from exercise of common stock options	235	69
Net cash provided by financing activities	19,446	32,078
Net increase in cash and cash equivalents	5,215	35,606
Cash and cash equivalents, beginning of period	39,187	8,623
Cash and cash equivalents, end of period	$44,402	$44,229

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization and Operations:

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of December 31, 2015, the Company had an accumulated deficit of $94.7 million and expects to continue to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. At December 31, 2015, the Company had cash and cash equivalents and investments of $190.6 million and believes that these capital resources will be sufficient to allow it to fund its operations for at least the next two years.

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

The Condensed Balance Sheet as of June 30, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2015 Annual Report on Form 10-K. Results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

During the six months ended December 31, 2015, we recorded and received $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under our collaboration arrangement with Biogen.

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

Prepayments related to research and development activities were $1.3 million and $958 thousand at December 31, 2015 and June 30, 2015, respectively, and are included within the Prepaid and other current assets line item on the balance sheets.

(i)

Income taxes – The Company uses the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates.  On December 28, 2015, the United States Internal Revenue Service, or IRS, notified us of an income tax audit for the tax period ending June 30, 2014.  As of December 31, 2015, the Company had no liability recorded as an uncertain tax benefit.  Currently, the Company cannot reasonably estimate the ultimate outcome of the IRS audit, however, it believes that it has followed applicable U.S. tax laws and will defend its income tax positions.

(j)

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

(k)

Comprehensive loss – Comprehensive loss consists of net loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all periods presented.

(l)

New Accounting Pronouncements – In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet.  The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company has elected to prospectively adopt the accounting standard with effect from the beginning of its third fiscal quarter ending March 31, 2016 and anticipates that the adoption of this standard will not have a material impact on its financial statements.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has elected to prospectively adopt the accounting standard with effect from the beginning of its third fiscal quarter ending March 31, 2016 and anticipates that the adoption of this standard will not have a material impact on its financial statements.

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

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance.   A summary of the stock option activity for the six months ended December 31, 2015 and 2014 is as follows:

	For the Six Months Ended December 31,
	2015		2014
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	1,484	$11.83	1,024	$6.21
Granted	514	17.76	252	16.81
Exercised	(44)	5.27	—	—
Forfeited	(29)	10.31	(19)	12.00
Expired	(5)	15.19	—	—
Outstanding at December 31,	1,920	$13.60	1,257	$8.25
Exercisable at December 31,	550		318
Weighted average fair value of options granted during the period	$11.90		$12.38

For the three and six months ended December 31, 2015, share-based expense related to stock options awarded to employees, non-employee directors and consultants amounted to approximately $1.3 million and $2.3 million, respectively, compared to $626 thousand and $931 thousand, respectively, for the three and six months ended December 31, 2014.

For the three and six months ended December 31, 2015, share-based expense associated with restricted share awards granted to employees and non-employee consultants amounted to $68 thousand and $166 thousand, respectively, compared to $195 thousand and $297 thousand, respectively, for the three and six months ended December 31, 2014.

As of December 31, 2015, there was $12.2 million of unrecognized compensation expense related to non-vested stock options and $77 thousand of unrecognized compensation expense associated with non-vested restricted share awards.

(4)	Investments:

The following is a summary of the Company’s investments by category for each of the periods presented:

	December 31,	June 30,
In thousands	2015	2015
Investments - Current:
Certificates of deposit	$21,764	$10,776
Debt securities - held-to-maturity	83,850	11,678
	$105,614	$22,454
Investments - Noncurrent:
Certificates of deposit	$3,590	$5,310
Debt securities - held-to-maturity	37,001	18,319
	$40,591	$23,629

As of December 31, 2015, a summary of the debt securities classified as held-to-maturity is as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$77,329	$—	$(44)	77,285
Corporate obligations	6,521	—	(10)	6,511
	$83,850	$—	$(54)	$83,796
Investments - Noncurrent:
U.S. government and agency obligations	$34,999	$—	$(174)	$34,825
Corporate obligations	2,002	—	(4)	1,998
	$37,001	$—	$(178)	$36,823

The amortized cost and fair value of held-to-maturity debt securities as of December 31, 2015, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$83,850	$83,796
Due after one year through two years	37,001	36,823
	$120,851	$120,619

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment. Therefore, the Company believes these losses to be temporary. As of December 31, 2015, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2015
Cash and cash equivalents	$44,402	$—	$—	$44,402	$44,402
Certificates of deposit	—	25,354	—	25,354	25,354
Held-to-maturity investments:
Corporate obligations	—	8,509	—	8,509	8,523
U.S. government and agency obligations	54,413	57,697	—	112,110	112,328
Total assets	$98,815	$91,560	$—	$190,375	$190,607
June 30, 2015
Cash and cash equivalents	$39,187	$—	$—	$39,187	$39,187
Certificates of deposit	—	16,086	—	16,086	16,086
Held-to-maturity investments:
Corporate obligations	—	7,935	—	7,935	7,937
U.S. government and agency obligations	3,824	18,232	—	22,056	22,060
Total assets	$43,011	$42,253	$—	$85,264	$85,270

(6)     Collaboration Agreement with Biogen

On July 1, 2015, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Biogen, pursuant to which the Company and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies.  The Collaboration Agreement became effective on August 14, 2015.

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

Activities under the Collaboration Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements ("ASC 605-25") (as amended by ASU 2009-13, Revenue Recognition) to determine if they represented a multiple element revenue arrangement.  The Collaboration Agreement includes the following significant deliverables: (1) for each of the XLRS and XLRP programs, exclusive, royalty-bearing licenses, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the arrangement (the “License Deliverables”); (2) for each of the three discovery programs, exercisable options to obtain exclusive licenses to develop, seek regulatory approval for and commercialize any of the designated clinical candidates under such discovery programs (the “Option Deliverables”); and (3) the performance obligations to conduct research and development activities through (a) regulatory approval in the United States, in the case of the XLRS program; (b) completion of the first in human clinical trial, in the case of the XLRP program; and (c) the stage of clinical candidate designation, in the case of each of the three discovery programs (the “R&D Activity Deliverables”).

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

During the three and six months ended December 31, 2015, the Company recognized revenue of approximately $11.8 million and $22.8 million, respectively, from its collaboration with Biogen.  Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Amortization of non-refundable upfront fees	$11,725	$—	$17,717	$—
Milestone revenue	—	—	5,000	—
Other	118	—	118	—
Total collaboration revenue	$11,843	$—	$22,835	$—

During the six months ended December 31, 2015, the Company recorded and received $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under the Collaboration Agreement.  Other revenue is primarily comprised of reimbursable costs for post-funding development activities conducted by the Company.

As a result of the upfront payment of $94.0 million made by Biogen and achievement of the $5.0 million milestone as discussed above, the Company became liable to various research partner institutions for sub-license and other payments under existing agreements with such institutions.  These agreements obligate the Company to pay to each research partner institution, amounts that range from 5% to 10% of certain proceeds received from collaboration and other arrangements, including any milestone payments received under such arrangements.  As a result, the Company recorded total collaboration costs of approximately $12.0 million associated with such obligations during the six months ended December 31, 2015. These collaboration costs included $636 thousand of expense that was settled during this period by the issuance of 40,000 shares of the Company’s common stock to a research partner institution, pursuant to the terms of the existing agreement with that institution. Other amounts payable in cash to the research partner institutions were due at varying dates ranging from 15 days following receipt of the upfront payment from Biogen to 75 days following the end of the fiscal quarter in which such proceeds were received.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of December 31, 2015, and results of operations for the three and six months ended December 31, 2015 and 2014. This discussion should be read in conjunction with the accompanying Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2015. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses our proprietary gene therapy platform to develop products designed to transform the lives of patients with severe diseases in ophthalmology.  Our lead product candidates are treatments for X-linked retinoschisis, or XLRS, and  achromatopsia, or ACHM, each of which are currently in phase 1/2 human clinical trials, and X-linked retinitis pigmentosa, or XLRP, which is in the preclinical stage.  These rare diseases of the eye are caused by mutations in single genes, significantly affect visual function and currently lack effective medical treatments.  Updates to our development pipeline goals include the following:

•

During the six months ended December 31, 2015, we partnered the XLRS program with Biogen, continued the conduct of our phase 1/2 human clinical trial for XLRS and received a milestone from Biogen related to successful clinical trial enrollment.  We continue to expect to report initial clinical data for this program at an appropriate scientific meeting in 2016.

•

For our ACHM product candidate, we filed an investigational new drug application in October 2015 in order to begin a phase 1/2 clinical trial.  We also partnered with Biogen our product candidate for XLRP, a disease characterized by progressive degeneration of the retina, leading to total blindness in adult men, and are conducting IND-enabling studies.

•

As part of our partnership with Biogen, we are also developing new treatments for three new indications, of which two are in ophthalmic diseases and one in a non-ophthalmic condition.  Biogen has designated adrenoleukodystrophy (ALD) as the non-ophthalmic discovery program under this partnership.  ALD is an X-linked genetic disorder that causes damage to the nervous system and adrenal glands, primarily in young boys.

•	In addition to the indications being developed under our partnership with Biogen, we have other new treatments under development that are solely owned by us.
•

We have begun to develop new product candidates for the treatment of age-related macular degeneration, or AMD, by leveraging our experience developing products in orphan ophthalmology and our work with a previous partner on a first generation product for wet AMD.

•

In the longer term, we will seek opportunities to take advantage of the adaptability of our gene therapy platform to address a range of genetic diseases, both within and beyond our initial focus area of orphan ophthalmology.

Since our inception in 1999, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs for our multiple product candidates in ophthalmology and alpha-1 antitrypsin deficiency, or AAT deficiency, an inherited orphan lung disease, including activities to manufacture product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily through the private placement of preferred stock, common stock, convertible notes and warrants to purchase preferred stock and through our public offerings consummated in 2014 as well as revenue from partnering.  We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the National Institutes of Health, or NIH, the United States Food

and Drug Administration, or FDA, and by patient advocacy groups such as the Foundation Fighting Blindness, or FFB, and the Alpha-1 Foundation.

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

We have granted Biogen for the XLRS and XLRP programs, and will grant upon the exercise of the option for the applicable discovery program, an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by us for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the collaboration agreement. We have granted Biogen a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, of our interest in other intellectual property developed pursuant to the Collaboration Agreement.

Under the collaboration agreement, we received a non-refundable upfront payment of $94.0 million and a milestone payment of $5.0 million during the six months ended December 31, 2015. As a result of the upfront payment made by Biogen and our achievement of this milestone, we became liable to various research partner institutions for sub-license, milestone and other payments and accordingly, incurred costs of collaboration revenue totaling approximately $12.0 million which were recorded during the six months ended December 31, 2015.  In addition, we recorded other revenue of $118 thousand under the collaboration agreement during the three months ended December 31, 2015 which was primarily comprised of reimbursable costs for post-funding development activities that we conducted.

We are also eligible to receive payments from Biogen of up to $467.5 million upon the successful achievement of future milestones under the two lead programs and up to $592.5 million upon the exercise by Biogen of the option for and the successful achievement of future milestones under the three discovery programs.  Biogen will pay revenue-based royalties for each licensed product at tiered rates ranging from low-double digit to mid-teen percentages of annual net sales of the XLRS product, high-single digit to low-teen percentages of annual net sales of the XLRP product and mid-single digit to low-teen percentages of annual net sales of the three discovery products. Due to the uncertainty surrounding the achievement of the future milestones, such payments were not considered fixed or determinable at the inception of the collaboration agreement and accordingly, will not be recognized as revenue unless and until they are earned.  We achieved the first milestone under the XLRS program in late August 2015, which triggered a milestone payment from Biogen of $5.0 million. We are not able to reasonably predict if or when the remaining milestones will be achieved.

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

Collaboration with Synpromics Limited

In December 2015, we entered into an agreement with Synpromics Limited (“Synpromics”) to utilize Synpromics' proprietary technology to develop and optimize synthetic promoters.  In the event that results from the research are promising, we have options to license promoters that result from the collaboration efforts.

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

Collaboration revenue

During the three and six months ended December 31, 2015, we recognized revenue of approximately $11.8 million and $22.8 million, respectively, from our collaboration with Biogen.  Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Amortization of non-refundable upfront fees	$11,725	$—	$17,717	$—
Milestone revenue	—	—	5,000	—
Other	118	—	118	—
Total collaboration revenue	$11,843	$—	$22,835	$—

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

During the six months ended December 31, 2015, we recorded $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under our collaboration arrangement with Biogen.

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

Results of Operations

Comparison of three months ended December 31, 2015 to three months ended December 31, 2014

Revenue

	For the Three Months Ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$11,843	$—	$11,843	n/m
Grant revenue	346	652	(306)	(47)%
Total revenue	$12,189	$652	$11,537	n/m

Total revenue for the three months ended December 31, 2015 was $12.2 million compared to $652 thousand generated during the same period in 2014.  Revenue recorded during the three months ended December 31, 2015 resulted primarily from the amortization of upfront fees received under our collaboration with Biogen.  Grant revenue generated in the three months ended December 31, 2015 decreased year over year due largely to reduced research and development activities on grant-funded projects.

Research and development expense

	For the Three Months Ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Outside program costs	$2,749	$2,032	$717	35%
Licenses and related fees	1,506	—	1,506	n/m
Employee-related costs	1,358	677	681	101%
Share-based compensation	873	285	588	206%
Other	717	444	273	61%
Total research and development expense	$7,203	$3,438	$3,765	110%

Research and development expense for the three months ended December 31, 2015 increased by $3.8 million to $7.2 million compared to the same period in 2014.  The increase was largely a result of higher outside program costs and license and related fees due to the increased activity during the period relating to the development of our product candidates.  Employee-related and share-based compensation costs also increased year-over-year due primarily to the hiring of additional employees to support the company’s increased level of research and development activity.

General and administrative expense

	For the Three Months Ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$739	$478	$261	55%
Share-based compensation	493	536	(43)	(8)%
Legal and professional fees	240	245	(5)	(2)%
Other	644	657	(13)	(2)%
Total general and administrative expense	$2,116	$1,916	$200	10%

General and administrative expense for the three months ended December 31, 2015 increased by $200 thousand to $2.1 million compared to the same period in 2014.  The increase was driven by higher employee-related costs resulting from the hiring of additional employees to support our continued expansion.

Comparison of six months ended December 31, 2015 to six months ended December 31, 2014

Revenue

	For the Six Months Ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$22,835	$—	$22,835	100%
Grant revenue	416	1,257	(841)	(67)%
Other	—	100	(100)	(100)%
Total revenue	$23,251	$1,357	$21,894	n/m

Total revenue for the six months ended December 31, 2015 was $23.3 million compared to $1.4 million generated during the same period in 2014.  The increase was largely driven by revenue generated from our collaboration with Biogen, primarily comprised of the amortization of upfront fees and milestone revenue of $5.0 million that was recorded in the prior quarter following achievement of a patient enrollment-based milestone under the terms of that collaboration agreement.  The year over year decrease in grant revenue was largely attributable to reduced research and development activities on grant-funded projects.  Other revenue generated in 2014 was from a right of reference agreement that was entered into with a strategic partner in that period.

Research and development expense

	For the Six Months Ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration costs	$12,034	$—	$12,034	100%
Outside program costs	5,806	5,319	487	9%
Employee-related costs	2,596	1,270	1,326	104%
Licenses and related fees	1,506	—	1,506	n/m
Share-based compensation	1,172	454	718	158%
Other	1,126	828	298	36%
Total research and development expense	$24,240	$7,871	$16,369	208%

Research and development expense for the six months ended December 31, 2015 increased by $16.4 million to $24.2 million compared to the same period in 2014, driven largely by the incremental costs associated with our collaboration arrangement with Biogen as discussed above.  Higher license and related fees due to the increased activity relating to the development of our product candidates and increased employee-related and share-based compensation expenses resulting from the hiring of additional employees and the impact of new incentive awards also contributed to the year-over-year increase in research and development expense.

General and administrative expense

	For the Six Months Ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$1,353	$953	$400	42%
Share-based compensation	1,317	774	543	70%
Legal and professional fees	713	607	106	17%
Other	1,971	1,263	708	56%
Total general and administrative expense	$5,354	$3,597	$1,757	49%

General and administrative expense for the six months ended December 31, 2015 increased by $1.8 million to $5.4 million compared to the same period in 2014.  The increase was primarily driven by the hiring of additional employees which resulted in higher share-based compensation and other employee-related costs.  Other administrative expenses were also higher on a year-over-year basis due primarily to our ongoing expansion and the increasing costs of operating as a publicly-traded company.

Liquidity and capital resources

As of December 31, 2015, we had an accumulated deficit of $94.7 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of December 31, 2015, we had cash, cash equivalents, and investments totaling $190.6 million.  As of December 31, 2015, our cash and cash equivalents were held in bank accounts and money market funds, while our short and long-term investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Six Months Ended December 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$86,244	$(8,115)
Investing activities	(100,475)	11,643
Financing activities	19,446	32,078
Net increase (decrease) in cash and cash equivalents	$5,215	$35,606

Operating activities.  For the six months ended December 31, 2015, net cash provided by operating activities was primarily associated with the upfront cash proceeds of $104.8 million received in connection with our collaboration with Biogen, which included an allocation of $10.8 million from the equity agreement, and a milestone payment of $5.0 million.  These proceeds were partially offset by the impact of our net loss, including payments to certain research partner institutions for sub-license, milestone and other payments associated with the aforementioned collaboration, and changes during the period in our working capital accounts. For the six months ended December 31, 2014, the net cash used in operating activities was primarily the result of our net loss during that period and changes in working capital accounts.

Investing activities.  Net cash used in investing activities for the six months ended December 31, 2015 consisted primarily of cash outflows of $120.6 million related to the purchase of investments, partially offset by $20.3 million of proceeds from the maturity of investments. For the six months ended December 31, 2014, net cash provided by investing activities consisted primarily of $88.5 million of proceeds from the maturity of investments, partially offset by cash outflows of $76.6 million related to the purchase of investments.

Financing activities.  Net cash provided by financing activities of $19.4 million during the six months ended December 31, 2015 was primarily related to our sale of shares of common stock to Biogen pursuant to the equity agreement executed on July 1, 2015.   For the six months ended December 31, 2014, net cash provided by financing activities was $32.1 million, of which $32.0 million was related to our follow-on public offering that was completed during the period.

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

We believe that our existing cash and cash equivalents and investments at December 31, 2015 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

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

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended June 30, 2015, our management has determined that we have a material weakness in our internal control over financial reporting which relates to the design and operation of our closing and financial reporting processes. Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended June 30, 2015 for a discussion of the actions that we have undertaken and are currently undertaking to remediate this material weakness. Although we had not fully remediated this material weakness as of December 31, 2015, we believe we have made substantial progress and will continue to actively engage in the implementation of other remediation efforts to address this material weakness. During the current reporting period, we made use of equity compensation management software to enhance the accounting processes associated with our share-based compensation and implemented procedures to improve review and approval of all transactions in the appropriate accounting period.

Notwithstanding the material weakness described above, our management has concluded that the financial statements covered by this report present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with U.S. generally accepted accounting principles.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As a result of the material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes disclosed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2015.

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

On April 1, 2014, we consummated the closing of the initial public offering, or IPO, of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-193309), which was declared effective by the Securities and Exchange Commission on March 26, 2014.  The underwriters for the offering were BMO Capital Markets Corp., Wedbush Securities Inc., Cantor Fitzgerald & Co. and Roth Capital Partners, LLC.  We used approximately $14.7 million of the net proceeds from this offering to finance our operating activities in the three months ended December 31, 2015.

ITEM 5. OTHER INFORMATION

(b)      We are providing the following information under this Item 5 in lieu of reporting the information under Item 8.01, “Other Events,” of a Current Report on Form 8-K with a due date on or after the date hereof:

On February 4, 2016, our board of directors established February 28, 2017 as the date for our 2017 annual meeting of stockholders.  Stockholders who wish to present proposals pursuant to Rule 14a-8 promulgated under the Exchange Act for consideration at our 2017 annual meeting of stockholders must submit the proposals in proper form to us at the address set forth on the cover page of this quarterly report on Form 10-Q no later than September 15, 2016 in order for the proposals to be considered for inclusion in our proxy statement and form of proxy relating to the 2017 annual meeting.

Stockholder proposals intended to be presented at our 2017 annual meeting submitted outside the processes of Rule 14a-8 must be received in writing by us no later than the close of business on November 20, 2016, nor earlier than October 31, 2016, together with all supporting documentation and information required by our by-laws. Proxies solicited by us will confer discretionary voting authority with respect to these proposals, subject to SEC rules governing the exercise of this authority.

In order to have a director candidate considered by the nominating and corporate governance committee, the recommendation must be submitted to our Secretary at the address set forth on the cover page of this quarterly report on Form 10-Q no later than the close of business on November 20, 2016, nor earlier than October 31, 2016, and must include all supporting documentation and information required by our by-laws.

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

Date: February 8, 2016