Form 10-Q
period 2016-03-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2016-05-09
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, a total of 18,037,994 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
In thousands, except per share data	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$17,884	$39,187
Investments	115,811	22,454
Grants receivable	1,011	883
Prepaid and other current assets	2,071	1,608
Total current assets	136,777	64,132
Investments	46,778	23,629
Property and equipment, net	2,529	478
Intangible assets, net	1,366	1,448
Grants receivable and other assets	602	487
Total assets	$188,052	$90,174
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,485	$1,191
Accrued and other liabilities	6,068	3,451
Deferred revenue	46,898	—
Total current liabilities	54,451	4,642
Deferred revenue, net of current portion	28,491	—
Total liabilities	82,942	4,642
Stockholders' equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 18,038 and 16,491 shares issued; 18,033 and 16,476 shares outstanding at March 31, 2016 and June 30, 2015, respectively	18	16
Additional paid-in capital	197,853	174,168
Accumulated deficit	(92,761)	(88,652)
Total stockholders' equity	105,110	85,532
Total liabilities and stockholders' equity	$188,052	$90,174

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
In thousands, except per share amounts	2016	2015	2016	2015
Revenue:
Collaboration revenue	$11,882	$—	$34,717	$—
Grant and other revenue	115	284	531	1,641
Total revenue	11,997	284	35,248	1,641
Operating expenses:
Research and development	7,868	4,104	32,108	11,975
General and administrative	2,362	2,571	7,716	6,168
Total operating expenses	10,230	6,675	39,824	18,143
Income (loss) from operations	1,767	(6,391)	(4,576)	(16,502)
Other income:
Investment income	202	67	467	147
Other expense	—	(2)	—	(2)
Total other income, net	202	65	467	145
Net income (loss)	$1,969	$(6,326)	$(4,109)	$(16,357)
Net earnings (loss) per share, basic and diluted	$0.11	$(0.38)	$(0.23)	$(1.01)
Weighted average shares outstanding - basic	18,033	16,463	17,735	16,172
Weighted average shares outstanding - diluted	18,472	16,463	17,735	16,172

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
In thousands	2016	2015
Cash flows from operating activities
Net loss	$(4,109)	$(16,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	3,605	2,120
Share-based collaboration expense	636	—
Depreciation and amortization	375	279
Changes in operating assets and liabilities:
Decrease (increase) in grants receivable	352	(768)
(Increase) decrease in prepaid and other assets	(769)	392
Increase (decrease) in accounts payable	294	(185)
Increase in deferred revenues	75,389	—
Increase in accrued and other liabilities	2,617	1,443
Net cash provided by (used in) operating activities	78,390	(13,076)
Cash flows from investing activities
Purchase of property and equipment	(2,239)	(225)
Purchase of and capitalized costs related to intangible assets	(105)	(68)
Maturity of investments	31,424	108,130
Purchase of investments	(148,219)	(91,058)
Net cash (used in) provided by investing activities	(119,139)	16,779
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	19,211	32,009
Proceeds from exercise of common stock options	235	148
Net cash provided by financing activities	19,446	32,157
Net increase in cash and cash equivalents	(21,303)	35,860
Cash and cash equivalents, beginning of period	39,187	8,623
Cash and cash equivalents, end of period	$17,884	$44,483

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization and Operations:

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of March 31, 2016, the Company had an accumulated deficit of $92.8 million and expects to continue to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. At March 31, 2016, the Company had cash and cash equivalents and investments of $180.5 million and believes that these capital resources will be sufficient to allow it to fund its operations for at least the next two years.

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

The Condensed Balance Sheet as of June 30, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2015 Annual Report on Form 10-K. Results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

During the nine months ended March 31, 2016, we recorded and received $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under our collaboration arrangement with Biogen.

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

Prepayments related to research and development activities were $1.2 million and $958 thousand at March 31, 2016 and June 30, 2015, respectively, and are included within the Prepaid and other current assets line item on the balance sheets.

(i)

Income taxes – The Company uses the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates.  On December 28, 2015, the United States Internal Revenue Service, or IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014.  As of March 31, 2016, the Company had no liability recorded as an uncertain tax benefit.  Currently, the Company cannot reasonably estimate the ultimate outcome of the IRS audit, however, it believes that it has followed applicable U.S. tax laws and will defend its income tax positions.

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

(l)

New Accounting Pronouncements – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases under GAAP.  The standard requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this standard on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation.  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows.  The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this standard on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet.  The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company prospectively adopted the accounting standard with effect from the beginning of its third fiscal quarter ending March 31, 2016.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted.  The Company adopted the accounting standard with effect from the beginning of its third fiscal quarter ending March 31, 2016.  The adoption of this standard did not have a material impact on the Company’s financial statements.

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

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance.   A summary of the stock option activity for the nine months ended March 31, 2016 and 2015 is as follows:

	For the Nine Months Ended March 31,
	2016		2015
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	1,484	$11.83	1,024	$6.21
Granted	567	17.30	409	19.64
Exercised	(44)	5.27	(46)	3.24
Forfeited	(39)	12.90	(109)	6.43
Expired	(6)	15.50	—	—
Outstanding at March 31,	1,962	$13.53	1,278	$10.59
Exercisable at March 31,	810		408
Weighted average fair value of options granted during the period	$12.00		$14.43

For the three and nine months ended March 31, 2016, share-based expense related to stock options awarded to employees, non-employee directors and consultants amounted to approximately $1.1 million and $3.4 million, respectively, compared to $746 thousand and $1.7 million, respectively, for the three and nine months ended March 31, 2015.

For the three and nine months ended March 31, 2016, share-based expense associated with restricted share awards granted to employees and non-employee consultants amounted to $0 and $166 thousand, respectively, compared to $147 thousand and $444 thousand, respectively, for the three and nine months ended March 31, 2015.

As of March 31, 2016, there was $11.5 million of unrecognized compensation expense related to non-vested stock options and $50 thousand of unrecognized compensation expense associated with non-vested restricted share awards.

(4)	Investments:

The following is a summary of the Company’s investments by category for each of the periods presented:

	March 31,	June 30,
In thousands	2016	2015
Investments - Current:
Certificates of deposit	$20,788	$10,776
Debt securities - held-to-maturity	95,023	11,678
	$115,811	$22,454
Investments - Noncurrent:
Certificates of deposit	$2,789	$5,310
Debt securities - held-to-maturity	43,989	18,319
	$46,778	$23,629

As of March 31, 2016, a summary of the debt securities classified as held-to-maturity is as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$80,252	$4	$(9)	80,247
Corporate obligations	14,771	6	(4)	14,773
	$95,023	$10	$(13)	$95,020
Investments - Noncurrent:
U.S. government and agency obligations	$43,989	$7	$(15)	$43,981
Corporate obligations	—	—	—	—
	$43,989	$7	$(15)	$43,981

The amortized cost and fair value of held-to-maturity debt securities as of March 31, 2016, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$95,023	$95,020
Due after one year through two years	43,989	43,981
	$139,012	$139,001

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment. Therefore, the Company believes these losses to be temporary. As of March 31, 2016, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

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

Debt securities – held-to-maturity. The Company’s investments in debt securities classified as held-to-maturity generally include U.S. Treasury Securities, government agency obligations, and corporate obligations. U.S. Treasury Securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury Securities are considered Level 1 of the fair value hierarchy. The fair values of U.S. government agency obligations and corporate obligations are generally determined using recently executed transactions, broker quotes, market price quotations where these are available or other observable market inputs for the same or similar securities. As such, the Company classifies its investments in U.S. government agency obligations and corporate obligations within Level 2 of the hierarchy.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2016
Cash and cash equivalents	$17,884	$—	$—	$17,884	$17,884
Certificates of deposit	—	23,577	—	23,577	23,577
Held-to-maturity investments:
Corporate obligations	—	14,773	—	14,773	14,771
U.S. government and agency obligations	54,392	69,836	—	124,228	124,241
Total assets	$72,276	$108,186	$—	$180,462	$180,473
June 30, 2015
Cash and cash equivalents	$39,187	$—	$—	$39,187	$39,187
Certificates of deposit	—	16,086	—	16,086	16,086
Held-to-maturity investments:
Corporate obligations	—	7,935	—	7,935	7,937
U.S. government and agency obligations	3,824	18,232	—	22,056	22,060
Total assets	$43,011	$42,253	$—	$85,264	$85,270

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

Activities under the Collaboration Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements, as amended by ASU 2009-13, Revenue Recognition ("ASC 605-25"), to determine if they represented a multiple element revenue arrangement.  The Collaboration Agreement includes the following significant deliverables: (1) for each of the XLRS and XLRP programs, exclusive, royalty-bearing licenses, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the arrangement (the “License Deliverables”); (2) for each of the three discovery programs, exercisable options to obtain exclusive licenses to develop, seek regulatory approval for and commercialize any of the designated clinical candidates under such discovery programs (the “Option Deliverables”); and (3) the performance obligations to conduct research and development activities through (a) regulatory approval in the United States, in the case of the XLRS program; (b) completion of the first in human clinical trial, in the case of the XLRP program; and (c) the stage of clinical candidate designation, in the case of each of the three discovery programs (the “R&D Activity Deliverables”).

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

During the three and nine months ended March 31, 2016, the Company recognized revenue of approximately $11.9 million and $34.7 million, respectively, from its collaboration with Biogen.  Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Amortization of non-refundable upfront fees	$11,725	$—	$29,442	$—
Milestone revenue	—	—	5,000	—
Other	157	—	275	—
Total collaboration revenue	$11,882	$—	$34,717	$—

During the nine months ended March 31, 2016, the Company recorded and received $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under the Collaboration Agreement.  Other revenue is primarily comprised of reimbursable costs for post-funding development activities conducted by the Company.

As a result of the upfront payment of $94.0 million made by Biogen and achievement of the $5.0 million milestone as discussed above, the Company became liable to various research partner institutions for sub-license and other payments under existing agreements with such institutions.  These agreements obligate the Company to pay to each research partner institution, amounts that range from 5% to 10% of certain proceeds received from collaboration and other arrangements, including any milestone payments received under such arrangements.  As a result, the Company recorded total collaboration costs of approximately $12.0 million associated with such obligations during the nine months ended March 31, 2016. These collaboration costs included $636 thousand of expense that was settled during this period by the issuance of 40,000 shares of the Company’s common stock to a research partner institution, pursuant to the terms of the existing agreement with that institution. Other amounts payable in cash to the research partner institutions were due at varying dates ranging from 15 days following receipt of the upfront payment from Biogen to 75 days following the end of the fiscal quarter in which such proceeds were received.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of March 31, 2016, and results of operations for the three and nine months ended March 31, 2016 and 2015. This discussion should be read in conjunction with the accompanying Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2015. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Overview

We are a clinical-stage biotechnology company that uses our proprietary gene therapy platform to develop products designed to transform the lives of patients with severe diseases in ophthalmology.  Our lead product candidates are treatments for X-linked retinoschisis, or XLRS, and  achromatopsia, or ACHM, each of which are currently in phase 1/2 human clinical trials, and X-linked retinitis pigmentosa, or XLRP, which is in the preclinical stage.  These rare diseases of the eye are caused by mutations in single genes, significantly affect visual function and currently lack effective medical treatments.  Updates to our development pipeline goals include the following:

•

During the nine months ended March 31, 2016, we partnered the XLRS program with Biogen, continued the conduct of our phase 1/2 human clinical trial for XLRS and received a milestone from Biogen related to successful clinical trial enrollment.  We continue to expect to report initial clinical data for this program at an appropriate scientific meeting in 2016.

•

For our ACHM product candidate, we filed an investigational new drug application in October 2015 in order to begin a phase 1/2 clinical trial.  We also partnered with Biogen our product candidate for XLRP, a disease characterized by progressive degeneration of the retina, leading to total blindness in adult men, and are conducting IND-enabling studies.

•

As part of our partnership with Biogen, we are also developing new treatments for three new indications, of which two are in ophthalmic diseases and one in a non-ophthalmic condition.  Biogen has designated adrenoleukodystrophy (ALD) as the non-ophthalmic discovery program under this partnership.  ALD is an X-linked genetic disorder that causes damage to the nervous system and adrenal glands, primarily in young boys.  In April 2016, we entered into a research agreement with Dr. Florian Eichler at the Massachusetts General Hospital to provide pre-clinical research support to the ALD collaboration efforts.  In addition, AGTC and Biogen are active participants in the industry advisory council for ALD Connect.

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

•

In the longer term, we will seek opportunities to take advantage of the adaptability of our gene therapy platform to address a range of genetic diseases, both within and beyond our initial focus area of orphan ophthalmology.  To that end, we have embarked upon several new programs aimed at correcting genetic defects in cells of the inner ear that lead to deafness, as well as initiating exploratory screening efforts to identify improved capsids and promoters customized for these cell types.  This work will be conducted in collaboration with academic investigators aided by existing strategic partnerships providing access to enabling technologies.  We have also assembled an Otology Scientific Advisory Board, currently comprised of six prominent research and clinical investigators, to help guide our efforts in this important new area. We expect to advance several products into development within the next few years.

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

Under the collaboration agreement, we received a non-refundable upfront payment of $94.0 million and a milestone payment of $5.0 million during the nine months ended March 31, 2016. As a result of the upfront payment made by Biogen and our achievement of this milestone, we became liable to various research partner institutions for sub-license, milestone and other payments and accordingly, incurred costs of collaboration revenue totaling approximately $12.0 million which were recorded during the nine months ended March 31, 2016.  In addition, we recorded other revenue of $275 thousand under the collaboration agreement during the nine months ended March 31, 2016 which was primarily comprised of reimbursable costs for post-funding development activities that we conducted.

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

In February 2016, we announced that Biogen had selected adrenoleukodystrophy (ALD) as the first publicly disclosed of the three discovery programs under the collaboration agreement.

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

Collaboration revenue

During the three and nine months ended March 31, 2016, we recognized revenue of approximately $11.9 million and $34.7 million, respectively, from our collaboration with Biogen.  Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Amortization of non-refundable upfront fees	$11,725	$—	$29,442	$—
Milestone revenue	—	—	5,000	—
Other	157	—	275	—
Total collaboration revenue	$11,882	$—	$34,717	$—

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

During the nine months ended March 31, 2016, we recorded $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under our collaboration arrangement with Biogen.

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

Results of Operations

Comparison of three months ended March 31, 2016 to three months ended March 31, 2015

Revenue

	For the Three Months Ended March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$11,882	$—	$11,882	n/m
Grant revenue	115	284	(169)	(60)%
Total revenue	$11,997	$284	$11,713	n/m

Total revenue for the three months ended March 31, 2016 was $12.0 million compared to $284 thousand generated during the same period in 2015.  Revenue recorded during the three months ended March 31, 2016 resulted primarily from the amortization of upfront fees received under our collaboration with Biogen.  Grant revenue generated in the three months ended March 31, 2016 decreased year over year due largely to reduced research and development activities under grant-funded projects.

Research and development expense

	For the Three Months Ended March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Outside program costs	$3,141	$2,754	$387	14%
Licenses and related fees	1,502	—	1,502	n/m
Employee-related costs	1,443	687	756	110%
Share-based compensation	508	228	280	123%
Laboratory supplies	469	213	256	120%
Other	805	222	583	263%
Total research and development expense	$7,868	$4,104	$3,764	92%

Research and development expense for the three months ended March 31, 2016 increased by $3.8 million to $7.9 million compared to the same period in 2015.  The increase was largely a result of higher license and related fees associated with collaborative arrangements entered into with external partners, combined with higher outside program costs, laboratory supply costs and other research-related expenses from incremental activities associated with the further development of our product candidates.  In addition, employee-related and share-based compensation costs also increased year-over-year due primarily to the hiring of additional employees to support this increased level of research and development activity.

General and administrative expense

	For the Three Months Ended March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$764	$713	$51	7%
Share-based compensation	608	665	(57)	(9)%
Legal and professional fees	197	324	(127)	(39)%
Other	793	869	(76)	(9)%
Total general and administrative expense	$2,362	$2,571	$(209)	(8)%

General and administrative expense for the three months ended March 31, 2016 decreased by $209 thousand to $2.4 million compared to the same period in 2015.  The decrease was primarily driven by lower legal and professional fees, share-based compensation expense and other administrative costs, partially offset by higher employee-related costs resulting from the hiring of additional employees to support our continued expansion.

Comparison of nine months ended March 31, 2016 to nine months ended March 31, 2015

Revenue

	For the Nine Months Ended March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$34,717	$—	$34,717	n/m
Grant revenue	531	1,541	(1,010)	(66)%
Other	—	100	(100)	(100)%
Total revenue	$35,248	$1,641	$33,607	n/m

Total revenue for the nine months ended March 31, 2016 was $35.2 million compared to $1.6 million generated during the same period in 2015.  The increase was largely driven by revenue generated from our collaboration with Biogen, primarily comprised of the amortization of upfront fees and milestone revenue of $5.0 million that was earned during the period following achievement of a patient enrollment-based milestone under the terms of that collaboration agreement.  The year over year decrease in grant revenue is largely attributable to reduced research and development activities under grant-funded projects.  Other revenue generated in 2015 was from a right of reference agreement that was entered into with a strategic partner in that period.

Research and development expense

	For the Nine Months Ended March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration costs	$12,034	$—	$12,034	n/m
Outside program costs	8,948	8,073	875	11%
Employee-related costs	4,039	1,957	2,082	106%
Licenses and related fees	3,007	—	3,007	n/m
Share-based compensation	1,679	682	997	146%
Laboratory supplies	931	550	381	69%
Other	1,470	713	757	106%
Total research and development expense	$32,108	$11,975	$20,133	168%

Research and development expense for the nine months ended March 31, 2016 increased by $20.1 million to $32.1 million compared to the same period in 2015, driven largely by the $12.0 million of incremental costs associated with our collaboration arrangement with Biogen as discussed above.  Also contributing to the higher research and development expense were increased license and related fees, outside programs costs, laboratory supply costs and other research-related expenses resulting from the increased activities associated with the further development of our product candidates.  In addition, employee-related and share-based compensation expenses increased year-over-year from the hiring of additional employees to support the increased level of research and development activities and the impact of new incentive awards.

General and administrative expense

	For the Nine Months Ended March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$2,116	$1,668	$448	27%
Share-based compensation	1,926	1,439	487	34%
Legal and professional fees	911	932	(21)	(2)%
Other	2,763	2,129	634	30%
Total general and administrative expense	$7,716	$6,168	$1,548	25%

General and administrative expense for the nine months ended March 31, 2016 increased by $1.5 million to $7.7 million compared to the same period in 2015.  The increase was primarily driven by the hiring of additional employees which resulted in higher share-based compensation and other employee-related costs.  Other administrative expenses were also higher on a year-over-year basis due primarily to our ongoing expansion and the increasing costs of operating as a publicly-traded company.

Liquidity and capital resources

As of March 31, 2016, we had an accumulated deficit of $92.8 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of March 31, 2016, we had cash, cash equivalents, and investments totaling $180.5 million. We are also eligible to receive payments from Biogen upon the successful achievement of future milestones under the two lead programs in our collaboration with Biogen and upon the exercise by Biogen of the option for and the successful achievement of future milestones under the three discovery programs. We achieved the first milestone under the XLRS program in late August 2015, which triggered a milestone payment from Biogen of $5.0 million.  We are not able to reasonably predict if or when the remaining milestones will be achieved. However, we believe that our existing cash, cash equivalents, and investments at March 31, 2016 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates and currently planned discovery programs for at least the next two years.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of March 31, 2016, our cash and cash equivalents were held in bank accounts and money market funds, while our short and long-term investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Nine Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$78,390	$(13,076)
Investing activities	(119,139)	16,779
Financing activities	19,446	32,157
Net increase (decrease) in cash and cash equivalents	$(21,303)	$35,860

Operating activities.  For the nine months ended March 31, 2016, net cash provided by operating activities was primarily associated with the upfront cash proceeds of $104.8 million received in connection with our collaboration with Biogen, which included an allocation of $10.8 million from the equity agreement, and a milestone payment of $5.0 million.  These proceeds were partially offset by the impact of our net loss, including payments to certain research partner institutions for sub-license, milestone and other payments associated with the aforementioned collaboration, and changes during the period in our working capital accounts. For the nine months ended March 31, 2015, the net cash used in operating activities was primarily the result of our net loss during that period and changes in working capital accounts.

Investing activities.  Net cash used in investing activities for the nine months ended March 31, 2016 consisted primarily of cash outflows of $148.2 million related to the purchase of investments and $2.3 million related to the purchase of property and equipment and the acquisition of intellectual property, which included leasehold improvements at the Company’s new facilities in Alachua, Florida and Cambridge, Massachusetts.  These cash outflows were partially offset by $31.4 million of proceeds from the maturity of investments. For the nine months ended March 31, 2015, net cash provided by investing activities of $16.8 million consisted primarily of $108.1 million of proceeds from the maturity of investments, partially offset by cash outflows of $91.1 million related to the purchase of investments and $293 thousand related to the acquisition of intellectual property and purchase of property and equipment.

Financing activities.  Net cash provided by financing activities of $19.4 million during the nine months ended March 31, 2016 was primarily related to our sale of shares of common stock to Biogen pursuant to the equity agreement executed on July 1, 2015.   For the nine months ended March 31, 2015, net cash provided by financing activities was $32.2 million, of which $32.0 million was related to our follow-on public offering that was completed during the quarter ended September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended June 30, 2015, our management has determined that we have a material weakness in our internal control over financial reporting which relates to the design and operation of our closing and financial reporting processes. Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended June 30, 2015 for a discussion of the actions that we have undertaken and are currently undertaking to remediate this material weakness. Although we had not fully remediated this material weakness as of March 31, 2016, we believe we have made substantial progress and will continue to actively engage in the implementation of other remediation efforts to address this material weakness. During the current reporting period, we made use of equity compensation management software to enhance the accounting processes associated with our share-based compensation and implemented procedures to improve review and approval of all transactions in the appropriate accounting period.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As a result of the material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes disclosed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2016.

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

On April 1, 2014, we consummated the closing of the initial public offering, or IPO, of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-193309), which was declared effective by the Securities and Exchange Commission on March 26, 2014.  The underwriters for the offering were BMO Capital Markets Corp., Wedbush Securities Inc., Cantor Fitzgerald & Co. and Roth Capital Partners, LLC.  We used the remainder of the net proceeds from this offering of approximately $7.2 million to finance our operating activities in the three months ended March 31, 2016.

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

Date: May 9, 2016