Form 10-K
period 2016-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2016-09-12
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $83.4 million, computed by reference to the closing sale price of the common stock as reported by The NASDAQ Global Market on December 31, 2015, the last trading day of the registrant’s most recently completed second fiscal quarter.  The Company has no non-voting common shares.

As of August 31, 2016, a total of 18,053,284 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before December 19, 2016 are incorporated by reference in Part III of this Annual Report on Form 10-K.

APPLIED GENETIC TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2016

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

Overview

We are a clinical-stage biotechnology company using gene therapy based on adeno-associated virus, or AAV, to develop genetic therapies to treat patients with inherited diseases.  Each treatment is precisely designed to address a specific genetic disorder.  Our most advanced gene therapy programs are designed to produce treatments that will restore visual function in patients with rare blinding diseases.  Genetic therapies are complex with interdependent components that must work in harmony.  Fifteen years of gene therapy experience allows us to design and construct all critical gene therapy components and bring them together to develop potentially effective treatments for patients.  We are committed to attracting and maintaining a team with a substantial breadth of clinical and scientific expertise who can foster an atmosphere of scientific growth and discovery.

Our strategy is to leverage the capabilities of our gene therapy platform to address diseases in ophthalmology where there is significant unmet medical need. We have concentrated initially on underserved orphan indications that are small enough to allow for clinical trials on a manageable scale but have a sufficient prevalence by orphan disease standards to provide a substantial commercial opportunity that we believe we can serve using a small, targeted commercial infrastructure. The eye diseases we are targeting are well understood with highly predictive animal models and clearly defined clinical endpoints, characteristics that we believe will facilitate clinical development and regulatory approval of our product candidates. We believe our initial focus on these orphan eye diseases will provide us with an attractive business opportunity and position us to drive the advancement of gene therapy technology. We plan to leverage our experience in orphan ophthalmology to develop new treatments for eye diseases with larger patient populations, such as wet age-related macular degeneration, or wet AMD. We will also evaluate opportunities to extend the commercial application of our gene therapy platform in other underserved indications beyond ophthalmology and to that end we recently announced initiation of research efforts in otology to identify opportunities to use our platform to address genetic causes of hearing loss.

Our most advanced products consist of four ophthalmology development programs across three targets, X‑linked retinoschisis (XLRS), X-linked retinitis pigmentosa (XLRP), caused by mutations in the RPGR gene, and achromatopsia (ACHM) caused by mutations in either the CNGB3 gene or the CNGA3 gene. These three inherited orphan diseases of the eye are caused by mutations in single genes that significantly affect visual function and currently lack effective medical treatments.

•

XLRS is characterized by abnormal splitting of the layers of the retina, resulting in poor visual function in young boys, which can progress to legal blindness in adult men. Additionally, approximately 40% of patients are at risk of retinal hemorrhage or detachment.  We currently are enrolling patients in a Phase 1/2 clinical trial with our XLRS product candidate.

•

ACHM is characterized by the absence of cone photoreceptor function, resulting in extremely poor visual acuity, light sensitivity, day blindness and complete loss of color discrimination. We currently are enrolling patients in a Phase 1/2 clinical trial for our ACHM B3 product candidate. We anticipate filing an IND for our second ACHM product candidate targeting the “A3” gene this year.

•

XLRP is a disease characterized by progressive degeneration of the retina, which can lead to total blindness in adult men. We are currently conducting IND enabling preclinical studies for our XLRP product candidate. We expect to file an IND in 2017, and thereafter initiate a Phase 1/2 clinical trial in the United States. In July 2015, we entered into a broad collaboration and license agreement with Biogen MA, Inc., a wholly owned subsidiary of Biogen Inc., or Biogen, to develop gene-based therapies for multiple ophthalmic diseases.  Our XLRS and XLRP product candidates are licensed to Biogen pursuant to this agreement together with options to three discovery stage programs.

We continue to move forward additional ophthalmology indications, such as AMD and blue cone monochromacy, or BCM, in early research studies. We also have active programs to identify novel capsids and promoters in order to advance our gene therapy platform as well as projects to continue advancing our proprietary manufacturing platform.

Our gene therapy platform is based on viral vectors that utilize a modified version of non-replicating AAV to deliver a functional copy of a gene to the patient’s own cells through a variety of delivery methods, and we have obtained preliminary indications of safety and efficacy in clinical trials. These vectors deliver the functional genetic material to the nucleus of the cell, providing safe, sustained expression of the therapeutic protein to treat the disease without modifying the existing DNA of the patient.

We employ a highly targeted approach to selecting and designing our product candidates, choosing to develop therapies for indications having significant unmet medical need, clinical feasibility and commercial potential. We have a significant intellectual property portfolio and substantial gene therapy experience, which we believe will allow us to design and implement all critical gene therapy components and bring them together to develop potentially effective treatments for patients. These components include the capsid, promoter, gene cassette, formulation, manufacturing and physical delivery.

Our proprietary AAV vector manufacturing process is both reproducible and scalable with a favorable cost of goods. We have assembled an experienced team with a substantial breadth of clinical, scientific, and management expertise who can foster an atmosphere of scientific growth and discovery.  Our team works with a group of scientific advisors, and has strong collaborative relationships with recognized leaders in the field of ophthalmology, otology and gene therapy.

Our AAV vectors can be used to introduce functional genes into many different cell types by a variety of delivery methods and can carry genes of up to 4,000 base pairs in length, a payload capacity sufficient to accommodate more than 90% of the individual genes in the human genome. We have developed a proprietary manufacturing process that we believe will enable our vectors to be manufactured reliably, and at high quality, on a commercial scale. Our gene therapy platform therefore has the potential to provide treatments for many other diseases outside of our current focus, including those with large dosing requirements or in larger markets.  We expect to explore additional therapeutic areas selectively, either alone or through partnerships.

The chart below summarizes our current gene therapy programs:

Our initial focus on orphan ophthalmology

Many chronically debilitating diseases for which there are currently no effective treatments have patient populations too small to attract the interest of large commercial entities. We believe that such orphan diseases can provide us with an attractive business opportunity. We are concentrating initially on several underserved diseases that have a relatively high prevalence by orphan disease standards but are small enough to allow for clinical trials on a manageable scale and provide markets that we believe we can serve using a small, targeted commercial infrastructure.

We are focused on treatments that can restore visual function for patients with rare blinding eye diseases for which we believe there is a significant unmet medical need. The diseases we are targeting are also of interest to us due to a number of factors that, in combination, have enabled us to screen and more accurately predict the potential safety and efficacy of product candidates at an early stage of development:

•

Well-understood disease mechanisms.  Because sight is the most important sense to humans—many people report that they fear blindness even more than premature death—even very rare diseases that cause vision loss have been studied extensively and are well-understood down to the molecular mechanism of action.

•

Monogenic diseases.  We are initially pursuing eye diseases where the genetic abnormality is known and is caused by mutations in a single gene, known as monogenic diseases. We therefore know exactly what gene sequence to insert and which cell types to target for treatment, thus mitigating the uncertainty of disease biology.

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

•

Short time to clinical data.  In our XLRS and ACHM trials, once the appropriate dose is determined we expect to obtain meaningful clinical data from patients within six months after a one-time administration of the product candidate, which we believe will facilitate the clinical development of our product candidates.

Ophthalmology is also attractive to us as a clinical stage company because treatments for diseases affecting vision have clearly defined, objective clinical endpoints with validated measurement tools that are accepted by the United States Food and Drug Administration, or FDA. Other orphan drug companies have spent considerable time and resources working with the FDA to identify acceptable clinical endpoints and develop measurement tools in sometimes ill-defined diseases. In ophthalmology four accepted endpoints—visual acuity, visual fields, contrast sensitivity and color vision—are well understood and routinely measured by clinicians.  In addition, the FDA consistently applies these endpoints and provides guidance on how much improvement is required for clinical relevancy. We believe these clearly defined endpoints will help accelerate the process of clinical study and regulatory approval for our ophthalmic products.

Finally, through our internal research work and in collaboration with partners, we have obtained preliminary safety data in clinical trials with the two major delivery routes used in ophthalmology: intravitreal and subretinal injection. In clinical trials conducted with a previous partner, 19 patients with wet AMD were treated by intravitreal injection of an AAV vector, and in other trials conducted by us and others more than 75 patients with Leber congenital amaurosis type 2, or LCA2, have been treated with subretinal injections of AAV vectors. No reports of serious adverse events attributed to the vector used in either of those studies were noted, and promising indications of efficacy were demonstrated for LCA2 patients.

Otology

On May 9, 2016, we announced a new initiative in the area of otology in which we will use our capabilities to develop potential gene therapy products that can address genetic causes of hearing loss. Hearing loss is one of the most common human sensory deficits and it is estimated that nearly half of the cases are suspected to have a genetic origin. Of the inherited forms of hearing loss, more than 300 genetic causes have been defined with the specific gene identified for more than 70. Despite the impairment that can be caused by deafness, very little progress has been made in developing therapies that go beyond the temporary and partial solutions provided by hearing aids and cochlear implants. In multiple academic research studies, replacement of defective genes in animal models with normal copies has been shown to improve sound propagation in the auditory hair cells, making this a potentially promising application of AAV gene therapy. Additionally, the inner ear shares many of the characteristics that make ophthalmology attractive: it is anatomically well defined and is a small, well contained space where the target cells to be treated are easily identified.  In addition, the clinical outcome measures for treatments for hearing loss are well defined. Developing product candidates for conditions having these characteristics is a natural complement to our ophthalmology portfolio strategy as we apply our core capabilities and expertise to a new disease field. As part of our efforts in otology, we have formed a scientific advisory board to help guide our target selection and will announce product candidates when we formally begin development plans.

Our strategy

Our objective is to become the world leader in developing and commercializing gene therapy treatments for patients with severe diseases, with a primary focus in ophthalmology, and thereby to provide a better life for patients with these diseases. Our strategy to accomplish this goal is to:

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
•

Continue our leadership position in orphan ophthalmology.  We have developed significant experience in the orphan ophthalmology space through our work on XLRS, ACHM, XLRP and LCA2. We have strong relationships with key opinion leaders in the field and with leading patient advocacy groups. We have received grants aggregating $9.5 million from the Foundation Fighting Blindness, or FFB, the National Institutes of Health, or NIH, the National Eye Institute, or NEI, and the FDA. Our scientific advisory board is comprised of leaders in the fields of ophthalmology and genetics, including one of our scientific founders, William W. Hauswirth, Ph.D., the Rybaczki-Bullard Professor of Ophthalmology and Molecular Genetics at the University of Florida, College of Medicine. We believe this experience provides a foundation to efficiently identify and develop additional orphan ophthalmology indications.

•

Expand our product offerings to AMD.  We plan to develop new treatments for AMD by leveraging our experience developing products in orphan ophthalmology and our work with Genzyme on a first generation product. Advances have been made in understanding the disease etiology and the number of known potential targets has increased since the first gene therapy programs attempting to treat AMD were designed. We plan to use our resources and access to experts in this field to evaluate these new targets and identify potential product candidates that can be moved into the clinic.

•

Seek opportunities for strategic partnerships and acquisitions in ophthalmology gene therapy.  On July 1, 2015, we entered into a broad collaboration and license agreement with Biogen to develop gene-based therapies for the XLRS and XLRP programs and three discovery programs. We believe there may be additional opportunities for us to partner with companies and academic groups. We expect that our breadth of experience in research, manufacturing, clinical and regulatory matters will help us to identify and execute in-licenses, co-development agreements, intellectual property acquisitions or manufacturing agreements that would further extend our leadership position in ophthalmology gene therapy.

•

Extend our expertise in AAV vector design, delivery and manufacturing. We believe that our understanding of our target indications and our robust internal expertise in viral vector design including the identification of novel capsids and the optimization of genes and promoters, physical vector delivery, vector manufacturing, clinical trial design and clinical trial conduct are significant competitive advantages. We intend to continue to devote substantial resources to developing the science underlying successful AAV vector design and delivery, such as our external research collaborations with organizations such as 4D Molecular Therapeutics and University of Florida to identify next generation capsids and Synpromics to develop optimized promoters. We are also expanding our discovery capabilities to further enhance our ability to develop next generation products. To that end we have grown our research personnel from 25 employees as of June 30, 2015 to 39 at June 30, 2016 and we plan to continue our growth into 2017.  We have also expanded our facilities to approximately 21,300 square feet of laboratory and office space this year from approximately 7,000 square feet, with plans to add an additional 3,000 square feet in 2017.

•

Expand our manufacturing capabilities.  Our new process development and pilot manufacturing facility is now operational, and as we advance further into clinical development we plan to further develop our internal manufacturing capabilities.  We also plan to continue to decrease our dependence on a single contract manufacturer by qualifying and contracting with multiple backup contractors.  We recently began the design phase for construction of a current good manufacturing practices, or cGMP, facility at our Florida headquarters in preparation for moving product candidates into later stages of development. We believe these investments will facilitate the more rapid advancement of our product candidates through regulatory approval while reducing risk, and will enhance the therapeutic and commercial potential of our gene therapy platform.

•

Pursue orphan indications with high unmet medical need and greater probability of clinical, regulatory and commercial success.  We will continue to focus on diseases for which the underlying genetic defect is well characterized and can be addressed by correcting or inserting a single gene, for which predictive animal models exist and for which clinical endpoints are objective and are accepted by the FDA. We believe that focusing on these types of indications will enable us to obtain data more rapidly and accelerate clinical studies and regulatory approval of our products. Given the relatively low prevalence of orphan diseases and the strong key opinion leader communities and patient advocacy groups around them, we also believe these markets can be served with a small, targeted commercial infrastructure.

•

Evaluate opportunities to leverage our gene therapy platform to address indications outside of ophthalmology.  We intend to develop and partner selectively to expand the scope of our pipeline and the utilization of our gene therapy platform. The adaptability of our platform also presents an opportunity for us to selectively form collaborative alliances to expand our capabilities and product offerings into a range of genetically defined diseases and potentially to accelerate the development and commercialization of gene therapy products more broadly. We have a collaboration with Biogen that provides us with significant resources to expand our product development activities as well as access to significant development and commercialization expertise. Also, we recently announced a new effort in otology for which we will use our platform capabilities to develop potential therapies to address genetic causes of hearing loss.

Gene therapy background

Genes enable production of proteins that perform a vast array of functions within all living organisms. Many diseases have a genetic aspect whereby a mutated gene is passed down from generation to generation. Mutated genes can cause production of abnormal proteins, or loss of production of a protein, which can cause disease.

Gene therapy involves the introduction of a functional copy of a gene into a patient’s own cells using a delivery system most commonly based on a viral vector to treat the genetic defect. Gene therapy has the potential to change the way these patients are treated, by correcting the underlying genetic defect that is the cause of their disease rather than offering treatments that only address symptoms. We believe that by correcting the underlying genetic defect, gene therapy can provide transformative disease modifying effects—potentially with long-term durable clinical benefits based on a one-time therapeutic administration.

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

Our gene therapy platform

Our approach to gene therapy product development is conceptually straightforward. We design an AAV vector that will carry the functional gene necessary to express the desired protein, produce the vector using our proprietary production methods, and then deliver the product directly to the appropriate cells in a patient by a suitable physical delivery method. Although the concept of gene therapy is simple, the process of developing and manufacturing AAV vectors capable of delivering the genetic material safely into a patient’s own cells is highly technical and demands significant expertise, experience and know-how.

Our gene therapy platform is built on our core competencies in three key areas:

•	vector selection and design;
•	vector manufacturing and formulation; and
•	vector delivery.

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

Sustained expression —Unlike vectors based on other viruses, our AAV vectors are capable of inserting the functional gene into the patient’s cells as an extra-chromosomal episome, which is a stable, circular form of DNA in the nucleus of cells. Inserting the functional gene as an episome supports long-term production of the protein, leading to sustained therapeutic effect, without altering the patient’s native DNA. Sustained expression is a powerful advantage of using AAV as a vector: a one-time therapeutic administration of a functional gene into a cell can potentially support protein production for the life of the cell, which, in the cell types we are currently focused on treating, may approximate the duration of the patient’s lifetime.

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
•

AAV vectors, while they provide sustained expression, do not alter the patient’s native DNA, and safety is therefore improved over vectors that alter the patient’s DNA. Trials using early versions of lentiviral vectors, which insert genes directly into, and thereby alter, the patients’ DNA, resulted in several well-publicized adverse events, including reported cases of leukemia.

•	AAV has never been linked to human disease, unlike most other viruses used as gene delivery vectors such as adenovirus, herpes virus and lentivirus.
•	AAV vectors have no viral genes remaining, eliminating the possibility that any viral genes will cause an adverse event.

AAV vectors have been used in more than 100 human clinical trials, by us and others, with no serious adverse events traced to the use of AAV as the gene delivery vector. In our direct experience with human clinical trials for LCA2, alpha‑1 antitrypsin deficiency, or AAT deficiency, and wet AMD, over 100 patients were treated using AAV vectors, with no serious adverse events attributed to the vector. In a Phase 2 trial of our AAT deficiency product candidate, patients were treated with doses more than 300-fold higher than those planned for use in any of our ophthalmic indications, with no serious adverse events reported.

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

The first step in vector design is to identify the therapeutic protein that we want the patient’s own cells to produce, and many times optimize the gene for efficient therapeutic protein expression in patient’s own cells, and then insert that efficient gene into an AAV vector. Production of the protein requires a promoter, which is a genetic element that drives expression. Certain promoters function well only in certain cell types, whereas other promoters function well in almost any cell type. We make our selection by comparing different promoters in the specific type of cells that are affected in each disease target, ideally in an animal whose physiology is close to that of humans, to find the promoter that best enables production of therapeutic levels of protein in that cell type.

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

Our manufacturing process has been reviewed by both the FDA and the European Medicines Agency, or EMA, and has been authorized for production of product candidates for use in clinical trials in the United States and Europe. Our manufacturing process is also reproducible and scalable. It has been transferred successfully to Genzyme and to SAFC (a part of Millipore Sigma), our contract manufacturing organization, where it is used in manufacturing clinical materials pursuant to the FDA’s cGMP requirements.

While SAFC continues to be our primary contract manufacturer, our new process development facility is now operational and we are conducting equipment evaluation runs with multiple vendors to support development of commercial processes for our product candidates, if approved. Additionally, we are vetting multiple new cGMP contract manufacturers to ensure sufficient capacity for all programs as they advance in the clinic and to account for any unforeseeable circumstances.  Further we have begun design work on an internal cGMP facility at our Florida headquarters.

We own or have licensed 26 issued patents and 6 pending patent applications covering our manufacturing technology. We believe that our core competency and intellectual property estate in vector manufacturing differentiate us competitively and provide a key element of our gene therapy platform.

Vector delivery

Our gene therapy platform allows for vector delivery by a variety of methods, and we select the method that is best suited for the disease we are targeting. The method used depends on the type of cells we are targeting for treatment.

In ophthalmology, the product candidate can best be delivered to cells in the eye by either intravitreal or subretinal injection.

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

We expect to use intravitreal injection as the method of delivery for our XLRS product candidate and subretinal injection as the method of delivery for our ACHM and XLRP product candidates.  Other exploratory methods of delivering vector to anatomically defined sites are under evaluation.

Like the eye, the inner ear sensory organ – the organ of Corti – is bathed by fluid-filled spaces, enabling accessible vector administration.  Surgical techniques used to introduce AAV include microinjection into the cochlear via an apical cochleostomy or through the round window membrane. These methods of administration of our product candidates are well established for the safe and effective delivery of other drugs and protein products. AAV vectors can be delivered by these and other methods to a wide array of other cells, such as heart muscle cells in certain cardiac diseases or directly into the brain in certain neurologic diseases.

Our approach can potentially arrest, correct or treat a disease with a one-time therapeutic administration, as many of the cells to which the product candidate is delivered will survive for the life of the patient and treatment of those cells thereby has the potential to deliver life-long effects. For example, cells in the retina, important in XLRS and ACHM, mature shortly after birth and in the absence of disease exist unchanged for the life of the patient. Once treated with our gene therapy product candidates, these cells have the potential to express the therapeutic protein for the remaining life of the cell. This approach potentially provides significant value to patients, families, providers and payors.

Our product programs

Our lead programs address XLRS, ACHM, and XLRP, which are orphan diseases of the eye that are caused by mutations in single genes, significantly affect visual function starting at birth and currently lack effective medical treatments.

We initially developed our gene therapy platform and obtained clinical evidence of its safety and efficacy in proof-of-concept programs involving two other eye diseases: LCA2 and wet AMD. We obtained clinical evidence of safety and tolerability with both programs as well as encouraging signs of biologic activity.  We chose to not continue the development of the LCA2 product for a number of reasons, but most importantly because we believed the disease characteristics and market opportunity for our current lead programs were more attractive.

Our lead programs

X-linked retinoschisis

XLRS is an inherited retinal disease, meaning that children are born with the defective gene that causes poor visual function that significantly affects daily living activities.  XLRS is specifically caused by mutations in the RS1 gene, which is located on the X chromosome and encodes the retinoschisin, or RS1, protein. Retinoschisin is expressed and secreted primarily from photoreceptor cells and binds strongly and specifically to the surface of photoreceptor and bipolar cells in the retina. Mutated forms of retinoschisin are unable to bind properly, resulting in schisis, or splitting of the layers of the retina, primarily in the macula. The disease begins early in childhood, and affected boys typically have best-corrected visual acuity of 20/60 to 20/120 at initial diagnosis. Complications such as retinal hemorrhage or retinal detachment occur in up to 40% of patients, especially in older patients. According to Molecular Genetics of Inherited Eye Diseases (1988), the incidence rate for XLRS is between one in 5,000 and one in 20,000 males. Using an incidence rate of 1 in 11,500 and assuming half the population is male, we estimate that there are about 13,000 persons in the United States and about 22,000 persons in Europe with XLRS, or 35,000 persons in the United States and Europe combined.

The diagnosis of XLRS is made based on clinical findings and results of imaging studies and Electro Retino Gram (ERG). Clinical findings include reduced visual acuity and a characteristic spoke-wheel appearance of the macula when viewed by an ophthalmoscope, which is the instrument commonly used by ophthalmologists and optometrists to view the retina. Images obtained by optical coherence tomography, or OCT, a method of viewing layers of the eye somewhat like a sonogram, show spaces between the layers of the retina within the macula and fovea in most school-age boys with XLRS. These spaces mean that electrical signals cannot move from the photoreceptors to other retinal neurons and on to the brain, resulting in poor vision. When this is measured by ERG testing it can be detected by an abnormal ERG response.

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

The mechanism by which the XLRS product candidate is believed to improve visual function is described below. After the vector containing a functional copy of the RS1 gene enters a retinal cell, the gene is processed by normal biochemical processes into a stable DNA episome in the nucleus of the cell. This stable form of the gene allows production of the normal retinoschisin protein which is then secreted from the retinal cells and binds to the surfaces of photoreceptor and bipolar cells in the retina, which may correct the abnormal splitting of the layers of the retina. Upon light stimulation of the photoreceptor cells, the presence of the retinoschisin allows normal transmission of electrical signals from the photoreceptor cells to the bipolar cells and then to other retinal neurons that transmit the signals to the visual cortex in the brain. Production of normal retinoschisin continues as long as the episome persists in the cell, which may be for many years or even life-long, thereby providing long-term potential benefit after a one-time therapeutic administration.

Preclinical proof of concept for our XLRS product candidate

In mouse models of XLRS, our gene therapy approach restores to normal the abnormal ERG response that is characteristic of XLRS. Mouse models of XLRS have been developed by deactivating, or knocking out, the RS1 gene in mice. These “knockout” mice have clinical features similar to humans with XLRS, including reduced visual acuity, schisis cavities detected by OCT, and a markedly abnormal ERG response.

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

Based on AGTC animal study data

Planned clinical development of our XLRS product candidate

We are currently enrolling patients in a Phase 1/2 clinical trial the primary endpoint of which is safety. Secondary endpoints include efficacy analyses.  The current clinical protocol, illustrated below, anticipates enrollment of up to 27 patients.

As of August 2016, we have enrolled a total of eight patients – six of whom are in the lowest dose level and two are in the middle dose level.  While this number is lower than we had hoped to report on at this point in the study we have identified a path forward to complete the trial expeditiously.

Safety data to date has shown that our XLRS product candidate has been generally well tolerated. We did observe mild to moderate ocular inflammation in the majority of patients, which resolved either without treatment or after treatment with topical or oral corticosteroids.  Since the primary endpoint of the study is safety, we amended the protocol to provide for standard prophylactic corticosteroids versus the original protocol that allowed for treatment with corticosteroids only after inflammation was observed.

Enrollment has been slower than we anticipated in the study for a number of reasons which are summarized here and further explained in the following paragraphs.  The reasons for the slow enrollment include delays due to patients not meeting one or more study eligibility criteria, a protocol amendment, as mentioned above, to allow use of prophylactic corticosteroids that required institutional review board approvals at each site, and the necessity to re-test the study agent for a process component.  We believe we have resolved these areas in order to meet our future enrollment plans.

The Phase 1/2 clinical trial is currently being conducted at six clinical sites that specialize in inherited retinal diseases, an increase from the three originally planned sites in order to address the need to identify more patients that meet the eligibility criteria. These sites include: the Casey Eye Institute in Portland, Oregon, the Retina Foundation of the Southwest in Dallas, Texas, the Kellogg Eye Center in Ann Arbor, Michigan, the Massachusetts Eye and Ear Infirmary in Boston, Massachusetts, the Baylor College of Medicine in Houston, Texas and the University of California San Francisco in San Francisco, California. We have also signed a contract with a seventh site and are in the process of evaluating additional sites that can help to accelerate screening and enrollment. With the assistance from patient advocacy groups, academic centers, our investigators and our collaboration partner Biogen, we have completed screening on over 100 patients, eight of whom are enrolled and approximately 20 of whom meet the eligibility requirements for the expansion group which will provide additional safety data at the maximal tolerated dose. We continue our patient outreach and currently have multiple new patients in the screening process.

  We are measuring a wide range of secondary endpoints that might provide early indications of potential efficacy and will help us design a subsequent trial. We have not observed any significant improvements in secondary endpoints in the six patients treated at the lowest dose level.  As we are still in the process of completing the dose escalation phase of the trial, we plan to report results on these groups once we have enough data to draw meaningful conclusions from the results.  As a result, we do not expect to report further data on the XLRS study this year.

We have also completed enrollment in a natural history study in persons affected by XLRS and results from the study will be presented in appropriate scientific meetings and publications in the future.

Completion of the Phase 1/2 clinical trial and the natural history study will guide us in finalizing the design of a pivotal Phase 3 clinical trial. In the planned pivotal Phase 3 trial, we would expect to enroll 40 - 75 patients who will be evaluated for changes in visual function over a 12-month period. If successful, we believe the results of this second trial could support submission of a Biologics License Application, or BLA, to the FDA in the United States and a Marketing Authorization Application, or MAA, to the EMA in Europe for our XLRS product candidate.

As a part of our collaboration, Biogen has obtained worldwide commercialization rights for the XLRS program. We will be responsible for the clinical development program through product approval. Biogen will support the clinical development costs, subject to certain conditions, following the first-in-human study. We have an option to share development costs and profits after the initial clinical trial data are available, and an option to co-promote the second of two products (XLRS and XLRP) to be approved in the United States.

Congenital achromatopsia (ACHM)

ACHM is an inherited retinal disease, meaning that children are born with the defective gene that causes poor visual function which significantly affects daily activities.  ACHM is present from birth and throughout life and is characterized by the lack of cone photoreceptor function. Cone photoreceptors which are concentrated in the macula and the fovea, respond to moderate or bright intensity light and mediate fine visual acuity. Individuals with ACHM have markedly reduced visual acuity, photophobia or light sensitivity, and complete loss of color discrimination. Their only functioning photoreceptors are rod photoreceptors, which respond to low intensity light conditions and mediate night vision but cannot achieve fine visual acuity. Best-corrected visual acuity in persons affected by ACHM, even under subdued light conditions, is usually about 20/200, a level at which people are considered legally blind. They also experience extreme light sensitivity resulting in even worse visual acuity under normal daylight conditions, or day blindness.

ACHM can be caused by mutations in any of at least five genes that are required for normal cone photoreceptor function. The most common causes are mutations in the CNGB3 gene (about half of all cases) or CNGA3 gene (about one-fourth of all cases). These genes encode the CNGB3 and CNGA3 proteins, which combine to form a channel in the photoreceptor membrane that is required for phototransduction, the process whereby a light signal is converted to an electrical signal that is then transmitted to the brain. According to Retinal Dystrophies and Degenerations (1988), the incidence rate for ACHM is approximately one in 30,000 people, and we therefore estimate that there are about 10,000 people in the United States and about 17,000 people in Europe with ACHM. Of these, about half, or a total of 13,500 in the United States and Europe combined, have the form of the disease caused by mutations in the CNGB3 gene and approximately 6,800 people have the form of the disease caused by mutations in the CNGA3 gene.

There is currently no approved treatment for ACHM. Symptoms are managed by the use of dark lenses to reduce discomfort from ambient light, and low vision aids such as high-powered magnifiers for reading. Children with ACHM are provided preferential seating in the front of classrooms to allow maximum benefit from their magnifying devices.

Our ACHM product candidates

Our gene therapy approach to treatment of ACHM involves using an AAV vector to insert a functional copy of the CNGB3 or CNGA3 gene into the patient’s photoreceptor cells. Together these two genes account for 75% of the ACHM patient population. Our ACHM product candidates contain either the CNGB3 or the CNGA3 gene and a proprietary promoter, PR1.7, that has been shown in preclinical studies to drive efficient gene expression in primate cone photoreceptors and restores cone photoreceptor function in dog, mouse and sheep models of ACHM. We have identified an AAV capsid that works well for subretinal delivery and are evaluating additional AAV capsids to identify those that work well for intravitreal delivery that could be used in follow-on products.

The mechanism by which the ACHM CNGB3 or A3 product candidate is believed to improve visual function is described below. After the vector containing a functional CNGB3 A3 gene enters a photoreceptor cell, the gene is processed by normal biochemical processes into a stable DNA episome in the nucleus of the cell. The stable form of the gene allows production of the normal CNGB3 or A3 protein, which combines with proteins already being produced in the cell, to form a channel in the photoreceptor membrane that is required for phototransduction. Restoration of phototransduction enables cone photoreceptors to convert light entering the eye into an electrical signal that is transmitted to other retinal neurons and then to the visual cortex in the brain. Production of normal CNGB3 or A3 protein continues as long as the episome persists in the cell, which may be for many years or potentially life-long, thereby providing long-term potential benefit after a one-time therapeutic administration.

Preclinical proof of concept for our ACHM product candidates

In mouse, dog and sheep models of ACHM, our product candidates were able to restore photoreceptor function, improve visual acuity and mitigate photophobia and day blindness.

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

The figure below shows the average time taken to navigate a maze as the ambient light intensity was increased for three groups of dogs: normal dogs, dogs with ACHM that were untreated and dogs with ACHM that were treated with our ACHM product candidate. The figure shows that under low light conductions (0.2 lux, equivalent to the light conditions on a moonlit night), when vision is normally mediated only by rod photoreceptors, all three groups navigated the maze rapidly. As the light intensity was progressively increased (to 646 lux, equivalent to the light conditions in a business office), and vision became mediated by cone photoreceptors, the untreated ACHM dogs took progressively longer to navigate the maze, as they collided with walls in the maze and had to advance by trial and error. In contrast, as the light intensity was progressively increased, the time taken to navigate the maze did not change for normal dogs and increased only slightly for the treated ACHM dogs.

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

There is also a sheep model of ACHM caused by mutations in the CNGA3 gene. These sheep have clinical characteristics similar to human ACHM patients, with day blindness and absence of retinal cone function as measured by ERG. In collaboration with scientists at three academic centers in Israel (The Volcani Center, the Koret School of Veterinary Medicine and the Hadassah-Hebrew University Medical Center), we conducted a preclinical study evaluating the safety and efficacy of our product candidate for CNGA3-related ACHM using the sheep model, which uses the same promoter and capsid used in our CNGB3 product candidate, administered by subretinal injection. Cone-specific ERG responses, which were undetectable in these sheep before treatment, were clearly detected after treatment. Day blindness was demonstrated before treatment by testing the ability of the sheep to navigate a maze under bright light conditions. After treatment, the day blindness was substantially eliminated, and the treated sheep were able to navigate the maze under bright light conditions, as illustrated in the figure below.  At both the higher and lower doses tested, the maze transit time was similar, and clearly improved over the pre-dose performance.

These results agree closely with a previously published proof-of-concept study, in which the performance of AAV treated animals approached that of normal (unaffected) animals. See table below.

Based on data from Banin et al.  (2015) Molecular Therapy; 23 9, 1423–1433

Planned clinical development of our CNGB3-related ACHM product candidate

We are currently enrolling patients in a Phase 1/2 clinical trial in which the primary endpoint is safety. Secondary endpoints include efficacy analysis. The current clinical protocol, illustrated below, anticipates enrollment of up to a total of 24 ACHM CNGB3 patients.

The Phase 1/2 clinical trial is being conducted at four clinical sites that specialize in inherited retinal diseases: the Casey Eye Institute in Portland, Oregon, the Pangere Center for Inherited Retinal Diseases in Chicago, Illinois, the Bascom Palmer Eye Institute in Miami, Florida, and Vitreo Retinal Associates in Gainesville, Florida. An additional site is performing advanced optical testing on every patient.  As of August 2016, two patients are currently enrolled in the lowest dose group, which is a lower number of patients than we had hoped to report on at this point in the study.

Vendor errors in testing of the study agent for a process component resulted in a delay to the initiation of enrollment in this trial.

We have dosed two patients and the future enrollment schedule will depend on the preliminary data from these patients.  As a first in man study, our internal and external teams are following the first patients very carefully over time, to meet our primary objective of patient safety before proceeding with further study enrollment involving a larger number of patients. We will release data when we have sufficient data to draw meaningful conclusions from the results.

We have completed enrollment in a natural history study in persons affected by ACHM caused by CNGB3 mutations and results from the study will be presented in appropriate scientific meetings and publications.

Completion of the Phase 1/2 clinical study and the natural history study will guide us in finalizing the design of a pivotal Phase 3 clinical trial.  In the planned pivotal Phase 3 trial, we expect that between 40 and 75 patients will be enrolled and evaluated for changes in visual function over a 12-month period following treatment. If successful, we believe the results of this pivotal Phase 3 trial could support our submission of a BLA to the FDA and of an MAA to the EMA for our ACHM-B3 product candidate.

Planned clinical development of our CNGA3-related ACHM product candidate

We expect to submit the IND for our ACHM CNGA3 product candidate by the end of 2016.  Once the IND has been cleared by the FDA, we anticipate enrolling 24 ACHM CNGA3 patients in a Phase 1/2 clinical trial with a design similar to the design of the ACHM-CNGB3 study described in the figure above.

We have also initiated an international natural history study in patients with CNGA3-related ACHM, at the Bascom Palmer Eye Institute in Miami, Florida, and the Hadassah-Hebrew University Medical Center in Jerusalem, Israel.

X-linked retinitis pigmentosa

Retinitis pigmentosa is an inherited retinal dystrophy with progressive loss of vision, meaning children are born with defective genes that cause poor visual function that significantly affects daily activities and worsens over time. XLRP is commonly first observed in boys and young men who notice problems with vision under low light conditions, or night blindness, followed by a restriction of peripheral visual fields, or tunnel vision, leading to poor central vision and eventually to total blindness.

The incidence rate for retinitis pigmentosa is about one in 4,000 people, according to Retinitis Pigmentosa (1988), and we estimate that there are about 75,000 people in the United States and 125,000 people in Europe with retinitis pigmentosa, or 200,000 people in the United States and Europe combined. According to a paper by Dr. Marianne Haim published in Acta Ophthalmologica (1992), about 10% of cases of retinitis pigmentosa are XLRP, from which we therefore estimate that there are about 20,000 persons with XLRP in the United States and Europe combined.

Preclinical studies in a dog model of XLRP caused by mutations in the RPGR gene demonstrated a reduction in the rate of disease progression in eyes that received a subretinal injection of an AAV vector expressing the correct form of the gene. A comparative dose range finding study of our XLRP product candidate in dogs demonstrated expression of the RPGR protein in photoreceptors and improvement in structural and functional parameters associated with disease progression in this model. IND-enabling good laboratory practices, or GLP, toxicology studies are underway in two relevant disease models — the dog model discussed above and also in an RPGR knockout mouse model. After completion of these studies, we expect to submit an IND to the FDA in 2017.

We are conducting a natural history study in patients with XLRP caused by RPGR mutations. This study will document the progression of the disease in the absence of treatment and provide important information about the best methods for measuring visual function and other parameters in these patients, which will guide us in the design of subsequent clinical trials in which our product candidate will be tested for safety and efficacy. The study is being conducted at the Scheie Eye Institute in Philadelphia, Pennsylvania.

As a part of our collaboration, Biogen obtained worldwide commercialization rights for our XLRP program. We will lead the clinical development program through the completion of first-in-human trials. Biogen will support the clinical development costs, subject to certain conditions, following the IND-enabling studies.  We have an option to share development costs and profits after the initial clinical trial data are available, and an option to co-promote the second of two products (XLRS and XLRP) to be approved in the United States.

Other opportunities in ophthalmology

We believe our current gene therapy platform will enable us to develop and test new AAV vectors that carry gene sequences for other inherited diseases in ophthalmology, and that by leveraging our work on our four lead programs we can reduce the need for early research work. In this way, we anticipate being able to move products efficiently through preclinical studies and into clinical development. We also believe that there are large-market ophthalmology diseases where AAV vectors may provide benefit, such as wet AMD.

Wet AMD

AMD is a retinal disease that affects older adults and results in a loss of vision in the center of the visual field (the macula). It is a major cause of blindness and visual impairment and occurs in neovascular (“wet”) or non-neovascular (“dry”) forms. There are an estimated 3.2 million persons with wet AMD in the United States and Europe combined.  Wet AMD is characterized by the abnormal growth of blood vessels in the retina stimulated by a protein called vascular endothelial growth factor, or VEGF, and is currently treated with intravitreal injections of anti-VEGF agents delivered every one to two months, for an indefinite period. An effective gene therapy product has the potential to improve on the approximately 35% success rate for existing therapies by targeting other critical factors, and to reduce the burdensome injection frequency for patients and physicians.

Based on our proof-of-concept studies, we believe that gene therapy offers a potential long-term solution to treat wet AMD with a single injection. Additionally, as in the case of “cocktail” treatment paradigms in oncology, there is a strong rationale for combination therapy to become the standard of care in wet AMD. For instance, we are aware that others are conducting Phase 3 trials of an anti-platelet-derived growth factor, or PDGF, agent in combination with anti-VEGF agents for wet AMD. We believe that, while the predictability of targeting VEGF itself would mitigate development risk, the most compelling gene therapy approach would offer not only sustained expression but also pathway synergy with existing anti-VEGF options. We have defined our preferred target profile, are proceeding with a comprehensive analysis of possible targets, and are conducting preclinical efficacy studies in order to select candidate targets for clinical evaluation.

Once a candidate target is identified, the development pathway for wet AMD therapies has been well-established. Given our experience gained from previous efforts, including our prior relationship with Genzyme, our already-established manufacturing infrastructure, our deep clinical capabilities and our well defined regulatory path, we expect to be able to file an IND for a wet AMD product candidate and execute a clinical trial efficiently.

Other autosomal recessive retinal diseases

It is estimated that approximately 290 genes causing inherited retinal disease have been identified, of which 186 are autosomal recessive, or X-linked, and therefore most amenable to treatment by gene replacement therapy. Among the 42 most common autosomal recessive forms of retinitis pigmentosa, LCA and cone or cone-rod dystrophy, 38 have gene coding regions of less than 3,760 nucleotides and can therefore be readily accommodated within our AAV vectors. We are continuing to evaluate indications having these characteristics to select those most appropriate for addition to our longer-term product development pipeline.  As an example, in January 2016 we announced a research effort in BCM, a rare genetic disease of the retina that almost exclusively affects males. It is a hereditary condition linked to the X chromosome that manifests with a partial dysfunction of the cones of the retina. BCM can result in reduced visual acuity, impaired color vision, photosensitivity, myopia and infantile-onset nystagmus.  These manifestations are similar to those in ACHM caused by mutations in the CNGB3 or CNGA3 gene.

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

•

The final step is to formulate, filter and fill the AAV vector in appropriate containers for use in animal or human studies. This filled AAV vector drug product can be stored frozen for many years before use.

H.A.V.E. Production of our AAV Vectors for Gene Therapy

The H.A.V.E. method is inherently flexible, allowing the manufacture of a wide range of AAV vectors without the need to modify the manufacturing steps used to produce the HSV helpers or AAV vectors. We have already demonstrated our manufacturing knowledge through multiple successful production batches of both HSV helpers and AAV vectors at SAFC, our contract manufacturing organization, under current good manufacturing practices, or GMP.

Research is already underway to meet our future manufacturing needs. Our new process development and pilot manufacturing facility is now operational and we will continue to decrease our dependence on a single contract manufacturer by qualifying and contracting with multiple new contractors and by further developing our internal manufacturing capabilities.  We recently began the design phase of construction for a cGMP facility at our Florida headquarters in preparation for moving products forward into later stages of development.  We believe these investments will facilitate the more rapid advancement of our products through regulatory approval and enhance the therapeutic and commercial potential of our gene therapy platform.

Strategic collaborations and acquisitions

We have formed strategic alliances where both parties contribute expertise to enable the discovery and development of potential gene therapy product candidates. To access the substantial funding and other resources required to develop and commercialize gene therapy products, we intend to seek additional opportunities to form strategic alliances with collaborators who can augment our industry-leading gene therapy expertise.

On July 1, 2015, we entered into a broad collaboration and license agreement with Biogen to develop gene-based therapies for multiple ophthalmic diseases. Biogen made an upfront payment to us in the amount of $124.0 million, which included a $30.0 million equity investment and certain prepaid research and development expenditures. Biogen will be granted a license to the XLRS and XLRP programs and the option to license discovery programs for two additional ophthalmic indications and one non-ophthalmic indication at the time of clinical candidate selection. In February 2016, we announced Biogen’s selection of adrenoleukodystrophy, or ALD, as the non-ophthalmic indication of the three discovery programs.  Under the collaboration, we are eligible to receive upfront and milestone payments exceeding $1 billion. This includes up to $472.5 million collectively for the two lead programs, which also will carry royalties in the high single digit to mid-teen percentages of annual net sales. In addition, Biogen may make payments up to $592.5 million across the discovery programs, along with royalties in the mid-single digits to low teen percentages of annual net sales for the discovery programs.  In October 2015, Biogen paid us an additional $5.0 million upon achievement of the first enrollment milestone for XLRS.

Biogen will also receive an exclusive license to use our proprietary manufacturing technology platform to make AAV vectors for up to six genes, three of which are at our discretion, in exchange for payment of milestones and royalties.

We have also entered into an agreement with SAFC, which also is our current contract manufacturing organization, for cGMP manufacture of clinical grade material for third parties. This arrangement allows us to approach other gene therapy companies that might benefit from our manufacturing and vector design capabilities. Under such an arrangement, we could potentially license our manufacturing technology and receive upfront payments, milestones and royalties. SAFC would do the manufacturing of commercial grade material.

We also plan to continue to in-license additional intellectual property to support our current programs, to establish new development programs and to support our manufacturing technology. Additionally, we will seek to partner with other commercial gene therapy companies and academic institutions to leverage our expertise in vector design, research, manufacturing and the regulatory process. The goal of these collaborations would be to forge strategic partnerships around technologies and programs that would fit with our current and future development pipeline. In general, we would seek new intellectual property, development programs in rare diseases, pipeline products where the regulatory pathway is understood, partners with strong scientific, clinical and management expertise, and programs that have synergy with our current knowledge base and product pipeline that would add to our industry leadership. We would also be looking at programs where the disease being treated has a large enough patient population that there would be adequate financial returns for the investment of resources.

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

In May 2013, we and UF were jointly awarded an $8.3 million dollar grant from the NEI to support development of our ACHM CNGB3 product candidate, with Dr. William Hauswirth, one of our scientific founders and Professor and holder of the Rybaczki-Bullard Chair in the Department of Ophthalmology at UF, as principal investigator. As a sub-awardee, we expected to receive approximately $3.8 million over five years under this grant.  As of June 30, 2016, we had received payments in the aggregate amount of $1.9 million under this grant.

Our relationships with patient advocacy groups and academic centers

We have long believed that when developing products to treat orphan indications it is important to form strong relationships with patient advocacy groups, and we have done this successfully with both the Foundation Fighting Blindness, or FFB, and the Alpha-1 Foundation. Both organizations are well known for their advocacy of patients’ interests in obtaining diagnosis, developing treatments and providing for reimbursement. Both actively support research into treatment, and we have been awarded three research grants totaling $1.6 million from the FFB and one grant of $0.3 million from the Alpha-1 Foundation. More importantly, both organizations have been instrumental in assisting us in forming ties with disease experts, recruiting patients into clinical trials and helping us to understand the needs, wants and concerns of patients.  We also have relationships with other advocacy organizations such as Achroma Corp and the BCM Family Foundation.

We also have formed strong relationships with key academic centers across the United States that have core competencies in gene therapy, orphan ophthalmology and AAT deficiency. These centers conduct sponsored research, act as advisors and collaborate with us on grant proposals. Since our inception, we have been awarded a variety of grant funding, either independently or with our collaborators. This funding has provided peer-reviewed scientific validation of our programs and has facilitated critical early stage research for our lead product candidates.

Intellectual property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties and seeking patent term extensions where available. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy that may be important for the development of our business. In addition to IP and trade secrets, we also will rely on regulatory protection afforded through orphan drug designations, data exclusivity and market exclusivity for our products, when possible.

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

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes and promoters, methods of transferring genetic material into cells, processes to manufacture our AAV-based product candidates and other proprietary technologies and processes related to our lead product candidates.

As of August 19, 2016, our patent portfolio included approximately 62 patents and patent applications that we own and approximately 73 patents and patent applications that we have licensed. More specifically, we own five U.S. patents, seven pending U.S. applications, 32 foreign patents and 18 foreign patent applications. We have licensed 22 U.S. patents, four pending U.S. applications, 35 foreign patents and 12 pending foreign patent applications. Of the patents and patent applications that we own or license, 32 cover methods to manufacture AAV vectors, the longest lived and most significant of which is expected to expire in 2025. Ten of the patent applications that we own are directed to small cone promoters and uses thereof. A patent issuing from this group could have an expiration date in 2034.

Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our gene therapy product candidates and AAV manufacturing process. Our owned and licensed patent portfolio includes patents and patent applications directed to our XLRS, ACHM, XLRP and AAT deficiency programs, as well as our foundational AAV production platform. See also “—License agreements.”

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

University of Florida

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

University of Alabama at Birmingham

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

Collaboration with 4D Molecular Therapeutics

In April 2015, we signed an agreement with 4D Molecular Therapeutics (“4DMT”) to conduct research on optimized next generation capsids to target specific target cell populations within the human retina using 4DMT’s Directed Evolution AAV vector discovery platform.  We have an option to enter into a licensing agreement if the confirmatory studies are successful.

Collaboration with Synpromics Limited

In December 2015, we entered into an agreement with Synpromics to utilize Synpromics' proprietary technology to develop and optimize synthetic promoters.  In the event that results from the research are promising, we have options to license promoters that result from the collaboration efforts.

Over the past year we have progressed our collaborations with 4DMT and Synpromics to identify novel potent cell-specific capsids and promoters.

Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products, and any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary technology estate and scientific expertise in the gene therapy field provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions and governmental agencies and public and private research institutions that may develop potentially competitive products or technologies. To the extent that we develop product candidates for indications with larger patient populations, such as wet AMD, we expect to experience particularly intense competition from larger and better funded pharmaceutical companies. Any product candidate for wet AMD that we may develop will compete with established drugs such as Genentech’s Lucentis and Avastin, Regeneron’s Eylea, and new drug candidates being developed by others, including Genzyme, that are currently in clinical trials, as well as other treatment modalities such as photodynamic therapy.

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

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position or a period of market exclusivity in the case of “orphan indications” before we are able to enter the market.

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

Recent developments in regulation of gene therapy

Although the FDA has not yet approved any human gene therapy product for sale, it has provided guidance for the development of gene therapy products. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies, or OCTGT, within CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee, or CTGTAC, to advise CBER on its reviews. In addition, the FDA has issued a growing body of clinical guidelines, chemistry, manufacturing and control, or CMC, guidelines and other guidelines, all of which are intended to facilitate industry’s development of gene therapy products.  While no gene therapy products have received FDA approval to date, we believe that several gene therapy products will be submitted to the FDA for approval over the next several years.

In 2012, the EMA approved a gene therapy product called Glybera, which is the first gene therapy product approved by regulatory authorities anywhere in the Western world.  Most recently, Strimvelis became the second gene therapy product approved by the EMA.

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

When a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, along with the submission of an IND to the FDA, the protocol and related documentation is submitted to and the trial is registered with the NIH Office of Science Policy, or OSP, pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The oversight bodies at the initial clinical site(s) (Institutional Review Board (IRB) and Institutional Biosafety Committee (IBC)) are responsible for recommending whether or not the clinical study requires public review by the RAC, a federal advisory committee, which discusses protocols that raise novel or particularly important scientific, safety or ethical considerations. This recommendation is included with the protocol and related documentation submitted to the OSP as part of the trial registration process. The OSP may agree or disagree with that recommendation.  Should the oversight bodies recommend public RAC review and the OSP concur, the protocol will then be reviewed at one of the NIH RAC’s quarterly meetings for which information must be submitted at least eight weeks in advance. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, and the trial oversight bodies and the OSP decide that full public review of the protocol is warranted, initiation of the protocol will be delayed until after completion of the RAC review process. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Clinical trials also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

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

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product approval and labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. Depending on the type of product and mechanism of action, the FDA may recommend that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire, of trial subjects.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected suspected adverse reactions, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule for fiscal year 2017, which becomes effective October 1, 2016, the user fee for an application requiring clinical data, such as a BLA, is $2,038,100. PDUFA also imposes an annual product fee for biologics ($97,750) and an annual establishment fee ($512,200) on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

If a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product does not have exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Sales of our products, when and if approved for marketing, will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.  Given the potential for long term durable therapeutic benefit from the single administration of a gene therapy product, the question of appropriate pricing and method of payment, including annuity payments and “pay for performance” schemes, is currently an active discussion and, depending on outcome, could affect the use of our products and our financial performance.

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

Employees

As of June 30, 2016, we had 53 full-time employees, 34 of whom have Ph.D., M.D. or other post-graduate degrees. Of these full-time employees, 39 are engaged in research and development activities and 14 are engaged in finance, legal, human resources, facilities and general management.

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

Corporate information

We were incorporated in Florida in January 1999 and reincorporated in Delaware in October 2003. On April 1, 2014, we completed our initial public offering of our common stock, which is traded on The NASDAQ Global Market under the symbol “AGTC.” Our principal executive offices are located at 14193 NW 119th Terrace, Suite 10, Alachua, Florida 32615, and our telephone number is (386) 462-2204. Our corporate website address is www.agtc.com. Information contained on or accessible through our website is not a part of this annual report.

We use “AGTC” and the double helix logo as trademarks in the United States and other countries. As of June 30, 2016, these trademarks have been registered in the United States, European Union and Japan.

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

We are a clinical-stage biotechnology company, and we have not yet generated revenues from product sales. We have incurred losses from operations in each year since our inception in 1999, and net losses of $1.4 million, $24.3 million, and $15.9 million for each of the fiscal years ended June 30, 2016, 2015 and 2014, respectively.  As of our most recent fiscal year ended June 30, 2016, we had an accumulated deficit of $90.0 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

Other than our product candidates for the treatment of XLRS and ACHM CNGB3, all of our lead programs in orphan ophthalmology and otology are currently in preclinical development. Developing gene therapy products is expensive, and we expect our research and development expenses to increase substantially as we advance our current product candidates in clinical trials and as we undertake preclinical studies of new product candidates.

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2016, our cash and cash equivalents and investments amounted to $172.7 million. Our research and development expenses were $38.9 million, $16.5 million and $8.5 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. We believe that our existing cash and cash equivalents at June 30, 2016 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches.

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

As of June 30, 2016, we had cash and cash equivalents and investments in the aggregate amount of $172.7 million, which represents approximately 96% of our total assets.  These investments are subject to general credit, liquidity, market, political, sovereign and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A material part of our investment portfolio consists of money market accounts and certificates of deposits. If global credit and equity markets experience prolonged periods of decline, our investment portfolio may be adversely impacted and we could determine that our investments may experience an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. A failure of any of the financial institutions in which our deposits exceed FDIC limits could also have an adverse impact on our financial position.

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

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, no gene therapy products have been approved in the United States and only two such products have been approved in Europe.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or the NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review of the drug. Also, before a clinical trial can begin at an NIH-funded institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee, or IBC, have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner.  For example, enrolling eligible patients in novel orphan drug trials can be challenging and we have encountered slower-than-expected enrollment in our phase 1/2 clinical trial for our XLRS product candidate as a result of patients not meeting one or more study eligibility criteria. Our clinical trials have and may continue to be delayed by the necessity to re-test the study agent and delays related to a protocol amendment that required approval by institutional review boards at the clinical sites.  Challenges such as these in enrolling a sufficient number of patients to conduct our clinical trials as planned, may cause us to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business. We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates

In particular, each of the conditions for which we plan to evaluate our product candidates are rare genetic disorders with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants.

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

•

delays in the manufacture, testing, release, import or export for use of sufficient quantities of our product candidates for use in clinical trials by our vendors, such as the vendor testing errors recently experienced in our ongoing clinical trials;

•	failure by us or our vendors to manufacture our product candidate in accordance with the FDA’s good manufacturing practice, or GMP, requirements or applicable regulatory guidelines in other countries;
•	delays by us or our contract vendors in the testing, validation and delivery of our product candidates to the clinical trial sites;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or clinical trial sites or patients dropping out of a trial;
•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the costs of clinical trials of our product candidates may be greater than we anticipate; or
•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs.

Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs, in the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In appropriate circumstances, we may also elect to temporarily suspend an ongoing clinical trial to further study unexpected results, even if those results would not require us to formally suspend the trial under the applicable regulatory requirements or clinical protocols.  Such temporary suspension could include further testing of trial materials and the need to review subject responses to ensure safety. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Known adverse side effects that could occur with treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early time points after administration. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of T-cell response due to immune response against the vector capsid proteins. If our vectors demonstrate a similar effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. In addition, theoretical adverse side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, also known as cancer, which could potentially enhance the risk of malignant transformation. Potential procedure-related events, including inflammation or injury to the eye, are similar to those associated with standard ophthalmic intervention procedures. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial. If we elect or are required to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Any of these events could prevent or delay us from achieving or maintaining market acceptance of our product candidates and could significantly harm our business, prospects, financial condition and results of operations.

We may be unable to obtain orphan product designation or exclusivity for some of our product candidates. If our competitors are able to obtain orphan product exclusivity for their products that are the same as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than

200,000 individuals diagnosed annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product. Our product candidates for the treatment of LCA2, XLRS, ACHM (in the form caused by mutations in the CNGB3 and CNGA3 genes) and AAT deficiency have been granted orphan drug designations by the FDA, and our product candidates for the treatment of XLRS, ACHM (in the form caused by mutations in the CNGB3 and CNGA3 genes), XLRP (in the form caused by mutations in the RPGR gene) and AAT deficiency have been granted orphan medicinal product designation by the European Commission. We may request orphan drug designation for our other product candidates in the future but there can be no assurances that the FDA will grant any of our product candidates such designation. Additionally, the designation by the FDA of any of our product candidates as an orphan drug does not guarantee that the FDA will accelerate regulatory review of or ultimately approve that product candidate.

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

We do not expect to independently conduct all aspects of our vector production, product manufacturing, protocol development, and monitoring and management of our ongoing and planned preclinical and clinical programs. We have expanded our internal capabilities to include a full scale pilot facility to facilitate continued improvement in our manufacturing process.  We are also in the design phase for a cGMP facility at our Florida headquarters to support later stage clinical development.  We currently rely, and expect to continue to rely, to a significant degree, on third parties for the production of our clinical trial materials. In such cases, we expect to control only certain aspects of their activities.

Under certain circumstances, these third parties may be entitled to terminate their engagements with us or we may seek to terminate our engagement with them. Because of the complexities inherent in gene therapy manufacturing, we expect that any engagement by us of a new third party manufacturer for our product candidates would take a substantial amount of time to establish.  Accordingly, if we need to enter into alternative arrangements, it could delay our product development activities. We are currently negotiating with and conducting pilot work at three alternative third-party manufacturers to expand our capacity and mitigate risk.  Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study and trial protocols. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study and trial plans and protocols, or if there are disagreements between us and these third parties, we will not be able to complete, or may be delayed in completing, the preclinical studies and clinical trials required to support future IND submissions and approval of our product candidates. In some such cases we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay with respect to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	delays in the production of our product candidates associated with transitioning to a new third-party manufacturer;
•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

All parties involved in the preparation of therapeutics for clinical trial or commercial sale, including our existing contract manufacturer for our product candidates, SAFC, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with GMP requirements. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s GMP requirements enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

As described above in “Business,” we have encountered delays in clinical trial material availability as a result of difficulties in proper testing. If we or any of our third-party manufacturers or testing contractors fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate, or revocation of a pre-existing approval. Such an occurrence may cause our business, financial condition and results of operations to be materially harmed.

Additionally, if supply from an approved manufacturer is interrupted, there could be a significant disruption in commercial supply of our products. While we are currently working to establish a relationship with alternative third-party manufacturers, we do not currently have a backup manufacturer of our product candidate supply for clinical trials or commercial sale.  Because of the complexities inherent in our gene therapy manufacturing, we expect that there will be a significant period of time following our engagement of an alternative third-party manufacturer before that manufacturer will be in a position to provide an adequate supply of our product candidates for our clinical trials.  In addition, any alternative manufacturer will also need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

Collaborations with third parties, such as our collaboration with Biogen, may be important to our business. If these collaborations are not successful, our business could be adversely affected.

We have a collaboration with Biogen to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS and XLRP.  The collaboration agreement also provides for discovery programs targeting three indications whereby we will conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate.   In addition, under our manufacturing agreement with Biogen, we granted Biogen an exclusive license to use our proprietary technology platform outside of the collaboration to make AAV vectors for up to three available genes and three additional genes that we may approve in our discretion.  An unsuccessful outcome in pending and future clinical trials for which Biogen is responsible could be harmful to the public perception and prospects of our gene therapy platform.

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

•

take-over or step-in rights granted to a collaborator with respect to one or more of our product candidates, may cause us to have limited control over future development activities and/or realize diminished economic or other benefits upon the ultimate commercialization of that product candidate;

•

a collaborator with marketing, distribution and commercialization rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

•	if we fail to obtain orphan product designation for a partnered product, we may realize diminished economic benefit upon the ultimate commercialization of that product candidate;
•	restrictions and commitments contained in collaborations may have the effect of preventing us from independently undertaking development and other efforts that may appear to be attractive to us;
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

Gene therapy remains a novel technology, with no gene therapy product approved to date in the United States and only two gene therapy products approved to date in Europe. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, trials using early versions of lentiviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize lentiviral vectors, our product candidates use a viral delivery system. Adverse events in our clinical trials or the clinical trials of other gene therapy companies, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Global Market impose various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Recent legislation permits us, as a smaller “emerging growth company,” to implement many of these requirements over a longer period and up to five years from the end of the fiscal year in which our initial public offering closed, which was April 1, 2014. We are taking advantage of the flexibility accorded to us by this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Our management previously determined that as of June 30, 2015 and 2014, we had material weaknesses in our internal control over financial reporting, which related to the design and operation of our closing and financial reporting processes and our accounting for debt, equity and convertible instruments.  Management has determined that as of June 30, 2016, the material weakness in our internal control over financial reporting related to the design and operation of our closing and financial reporting processes still existed.  These material weaknesses in our internal control over financial reporting are primarily due to the fact that we did not have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes and to address the accounting and financial reporting requirements related to our issuances of convertible notes, preferred stock warrants, stock options, preferred stock and preferred stock purchase rights.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. While we believe our product liability insurance coverage is sufficient in light of our current clinical programs. The amount of the product liability coverage that we carry varies from time to time, depending on a number of factors, the most significant of which are the nature and scope of the clinical trials in which we are engaged and the number of patients being treated with our product candidates in these trials. This amount may increase or decrease in the future. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability and any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the commercial sale of our products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Competitors may infringe our patents or other intellectual property or the patents or other intellectual property of our licensors. In response, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us, alleging that we infringe their patents.  Additionally, if the party against whom we bring a claim of infringement has a relationship with one or more of our collaborators, licensors or other strategic counterparties, our relationship with that counterparty may be harmed. Similarly, because our intellectual property is potentially useful for the treatment of serious diseases, any third party infringers may be viewed sympathetically by the public and our assertion of an infringement claim against them may hurt our reputation. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensors is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

Issued patents covering our product candidates or methods of manufacturing could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, or methods of manufacturing our product candidates, the defendant could counterclaim that the patent covering our product candidate or method is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation of or amendment to our patents in such a way that they no longer cover our product candidates or manufacturing methods. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or methods of manufacturing our products. Such a loss of patent protection could have a material adverse impact on our business.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from the end of the fiscal year in which our initial public offering closed, which was April 1, 2014. However, circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any December 31 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following June 30 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a

“smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Alachua, Florida

Our corporate headquarters are located in Alachua, Florida.  In January 2016, we moved into a new combined-use facility consisting of approximately 21,000 square feet of laboratory and office space.  The initial lease term for this facility is 10 years and we have options to extend the term of the lease for three additional five-year periods.  Our prior leased facilities encompassed approximately 7,000 square feet of office and laboratory space. Operating leases associated with the prior facilities expired in December 2015.

Cambridge, Massachusetts

In August 2015, we entered into a two-year lease to occupy approximately 3,000 square feet of office and laboratory space in Cambridge, Massachusetts.  This second facility primarily focuses on business development, pharmacology, and basic research and development.

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

Market Information

Our common stock has been listed on The NASDAQ Global Market under the symbol “AGTC” since March 27, 2014. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by The NASDAQ Global Market:

	2016		2015
	High	Low	High	Low
First fiscal quarter	$20.10	$12.43	$25.46	$14.70
Second fiscal quarter	$21.43	$12.04	$28.24	$16.20
Third fiscal quarter	$20.13	$12.12	$25.42	$19.26
Fourth fiscal quarter	$19.86	$12.76	$22.99	$14.40

As of August 31, 2016, a total of 18,053,284 shares of our common stock were outstanding and we had 30 holders of record of our common stock.

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

Comparative Stock Performance

The following stock performance graph compares the cumulative total return to stockholders for our common stock for the period commencing March 27, 2014 (the date on which our common stock commenced trading on The NASDAQ Global Market) and ended June 30, 2016 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The calculation of total cumulative returns assumes a $100 investment in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes reinvestment of all dividends, if any. The historical information set forth below is not necessarily indicative of future performance.

	3/14	6/14	6/15	6/16
Applied Genetic Technologies Corporation	100.00	156.50	103.93	95.73
NASDAQ Composite Index	100.00	104.95	119.24	116.43
NASDAQ Biotechnology Index	100.00	109.47	148.57	106.23

ITEM 6:	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K and with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our selected statement of operations data for the fiscal years ended June 30, 2016, 2015 and 2014 and our selected balance sheet data as of June 30, 2016 and 2015 are derived from our audited financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected for any future period. The selected financial data in this section are not intended to replace our financial statements and the related notes.

Selected Financial Data

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(in thousands except per share data)
Statement of Operations Data:
Revenue:
Collaboration Revenue	$46,751	$—	$—	$—	$—
Grant revenue	610	1,682	917	439	718
Sponsored research and other revenue	-	672	212	503	364
Total revenue	47,361	2,354	1,129	942	1,082
Operating expenses:
Research and development	38,864	18,118	8,503	3,133	2,354
General and administrative	10,586	8,768	5,182	1,403	787
Total operating expenses	49,450	26,886	13,685	4,536	3,141
Loss from operations	(2,089)	(24,532)	(12,556)	(3,594)	(2,059)
Other income (expense):
Investment income, net	711	216	42	10	—
Interest expense	—	—	—	(191)	(69)
Fair value adjustments to warrant liabilities (1)	—	—	(441)	(8)	204
Fair value adjustments to Series B purchase rights (1)	—	—	(2,904)	(1,207)	—
Other	(3)	(2)	(49)	—	—
Total other (expense) income, net	708	214	(3,352)	(1,396)	135
Net loss	$(1,381)	$(24,318)	$(15,908)	$(4,990)	$(1,924)
Net loss per share, basic and diluted (2)	$(0.08)	$(1.50)	$(4.46)	$(45.78)	$(17.65)
Weighted-average shares outstanding, basic and diluted (2)	17,810	16,253	3,568	109	109

	As of June 30,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,868	$39,187	$8,623	$8,893	$774
Short and long-term investments	$143,847	$46,083	$64,450	$14,000	$—
Total assets	$180,797	$90,174	$77,407	$25,490	$2,824
Current liabilities	$54,743	$4,642	$2,534	$3,460	$1,494
Convertible preferred stock	$—	$—	$—	$58,103	$32,524
Total stockholders’ equity (deficit)	$109,288	$85,532	$74,873	$(36,183)	$(31,290)

(1)

See Note 13 of Notes to Financial Statements appearing elsewhere in this annual report on Form 10-K for a description of the fair value adjustments to our warrant liabilities and Series B purchase rights.

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

Overview

We are a clinical-stage biotechnology company using gene therapy based on adeno-associated virus, or AAV, to develop genetic therapies to treat patients with inherited diseases.  Each treatment is precisely designed to address a specific genetic disorder.  Our most advanced gene therapy programs are designed to produce treatments that will restore visual function in patients with rare blinding diseases.  Genetic therapies are complex with interdependent components that must work in harmony.  Fifteen years of gene therapy experience allows us to design and construct all critical gene therapy components and bring them together to potentially develop effective treatments for patients.  We are committed to attracting and maintaining a team with a substantial breadth of clinical and scientific expertise who can foster an atmosphere of scientific growth and discovery.

In July 2015, we entered into a collaboration agreement with Biogen, which we refer to as the collaboration agreement, pursuant to which we and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on our adeno-associated virus vector technologies.  The collaboration agreement became effective in August 2015.  In February 2016, we announced Biogen’s selection of ALD as the non-ophthalmic indication of the three discovery programs.

We have granted Biogen for the XLRS and XLRP programs, and upon the exercise of the option for the applicable discovery program, an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by us for the licensed products or discovery programs developed under the collaboration agreement. We and Biogen have also granted each other worldwide licenses, with the right to grant sublicenses, of our respective interests in other intellectual property developed under the collaboration outside the licensed products or discovery programs.

Under the collaboration agreement, we received a non-refundable upfront payment of $94.0 million and a milestone payment of $5.0 million during the fiscal year ended June 30, 2016.  As a result of the upfront and milestone payments made by Biogen, we became liable to our various research partner institutions for sub-license and milestone payments, which led us to record an expense for collaboration-related license fees of $12.0 million.  In addition, during the year ended June 30, 2016 we recorded other revenue of $585,000 under the collaboration agreement, which was primarily comprised of reimbursable costs for post-funding development activities that we conducted.

We are also eligible to receive payments of up to $467.5 million based on the successful achievement of future milestones under the two lead programs and up to $592.5 million based on the exercise of the option for and the successful achievement of future milestones under the three discovery programs.  Biogen will pay revenue-based royalties for each licensed product at tiered rates ranging from high single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and at rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products.  Due to the uncertainty surrounding the achievement of the future milestones, such payments were not considered fixed or determinable at the inception of the collaboration agreement and accordingly, will not be recognized as revenue unless and until they become earned.  We achieved the first milestone under the XLRS program in late August 2015, which triggered a milestone payment from Biogen of $5.0 million and the recording of milestone revenue.  We are not able to reasonably predict if and when any of the remaining milestones will be achieved.

Biogen will also receive an exclusive license to use our proprietary manufacturing technology platform to make AAV vectors for up to six genes, three of which are at our discretion, in exchange for payment of milestones and royalties.

In addition to the collaboration agreement, on July 1, 2015, we also entered into an equity agreement with Biogen.  Under the terms of the equity agreement, Biogen purchased 1,453,957 shares of our common stock, at a purchase price equal to $20.63 per share, for an aggregate cash purchase price of $30.0 million.  We received these cash proceeds from Biogen in August 2015.  The shares issued to Biogen constitute restricted securities that may not be resold by Biogen other than in a transaction registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration requirement.

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

We have incurred losses from operations in each year since inception.  Our net losses were $1.4 million, $24.3 million, and $15.9 million for each of the fiscal years ended June 30, 2016, 2015 and 2014, respectively.  Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.  We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct preclinical studies and clinical trials for our XLRS, ACHM and XLRP product candidates;
•

continue our research and development efforts, including exploration through early preclinical studies of potential applications of our gene therapy platform in other indications in orphan ophthalmology and in wet AMD;

•	manufacture clinical trial materials and develop larger-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	further develop our gene therapy platform;
•	add personnel to support our collaboration, product development and commercialization efforts; and
•	continue to operate as a public company.

As of June 30, 2016, we had cash and cash equivalents and investments totaling $172.7 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments at June 30, 2016, will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

Other Collaborations

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

Financial operations overview

Revenue

Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products. To date, we have not generated any revenues from the sales of products. During the fiscal year ended June 30, 2016, we recognized $46.8 million of revenue from our collaboration with Biogen.  In the fiscal years ended June 30, 2015 and 2014, all our revenues were derived from grants and sponsored research arrangements.  Revenues from grants and sponsored research arrangements are recognized when there is reasonable assurance that they will be received and we have complied with the terms of the grant or the sponsored research arrangement.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing as well as any additional clinical trials and other research and development activities;
•	the timing and level of activity as determined by us or jointly with our partners;
•	the level of funding received from our partners;
•	whether or not we elect to cost share with our partners;
•	the countries in which trials are conducted;
•	future clinical trial results;
•	uncertainties in clinical trial enrollment rates or drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies or elected as best practice by us;
•	increased cost and delay associated with manufacturing or testing issues, including ongoing quality assurance, qualifying new vendors and developing in-house capabilities;
•	significant and changing government regulation; and
•	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in or execution of any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

As of June 30, 2016, we had a total of 39 research and development personnel.  From inception through June 30, 2016, we have incurred approximately $110.3 million in research and development expenses.  We expect our research and development expenses to increase for the foreseeable future as we continue the development of our XLRS, ACHM and XLRP product candidates and explore potential applications of our gene therapy platform in other indications.

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

Revenue recognition

We have generated revenue primarily through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and revenues from federal research and development grant programs. We recognize revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.

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

During the fiscal year ended June 30, 2016, we recorded $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under our collaboration arrangement with Biogen.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases under GAAP.  The standard requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods, using a modified retrospective approach and early adoption is permitted. We are currently in the process of evaluating the impact of adoption of this standard on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation.  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows.  The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We are currently in the process of evaluating the impact of adoption of this standard on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet.  The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We adopted the accounting standard with effect from the beginning of our third fiscal quarter ending March 31, 2016.  The adoption of this standard did not have a material impact on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provide guidance on determining when and how to disclose going concern uncertainties in the financial statements.  The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted.  We adopted the accounting standard with effect from the beginning of our third fiscal quarter ending March 31, 2016.  The adoption of this standard did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year.  The guidance is now effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. We are currently evaluating the impacts of the new guidance on our financial statements.

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

Results of operations

Comparison of the fiscal years ended June 30, 2016 and 2015

Revenue

	Fiscal year ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$46,751	$—	$46,751	n/m
Grant revenue	610	1,682	(1,072)	(64)%
Sponsored research and other revenue	—	672	(672)	n/m
Total revenue	$47,361	$2,354	$45,007	n/m

Total revenue for fiscal year 2016 was $47.4 million compared to $2.4 million generated during fiscal year 2015.  The increase was driven by revenue generated from our collaboration with Biogen, primarily comprised of the amortization of upfront fees and $5.0 million of milestone revenue earned during the fiscal year following achievement of a patient enrollment-based milestone under the terms of the collaboration agreement.  Grant revenue generated during fiscal year 2016 decreased compared to 2015 due largely to reduced research and development activities under grant-funded projects.  Other revenue recorded in 2015 related primarily to sponsored research revenue earned from a patient advocacy group and income that was generated from a right of reference agreement entered into with a strategic partner during that period.

Research and development expense

	Fiscal Year Ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration costs	$12,034	$—	$12,034	n/m
Outside program costs	11,965	10,800	1,165	11%
Employee-related costs	5,631	2,923	2,708	93%
Licenses, milestones and related fees	4,402	1,590	2,812	177%
Share-based compensation	2,147	908	1,239	136%
Other	2,685	1,897	788	42%
Total research and development expense	$38,864	$18,118	$20,746	115%

Research and development expense for fiscal year 2016 increased by $20.7 million to $38.9 million compared to fiscal year 2015, driven largely by $12.0 million of incremental costs associated with our collaboration arrangement with Biogen.  Also contributing to the higher research and development expense were increased license and milestone fees from new collaboration arrangements with external partners and from our achievement of certain clinical development and regulatory milestones which triggered additional milestone payments to some of our research partner institutions.  In addition, employee-related and share-based compensation costs also increased year-over-year due primarily to the hiring of additional employees to support this increased level of research and development activity and the impact of new share-based incentives awarded during the year.

General and administrative expense

	Fiscal Year Ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$2,827	$2,231	$596	27%
Share-based compensation	2,860	1,912	948	50%
Legal and professional fees	1,144	1,909	(765)	(40)%
Other	3,755	2,716	1,039	38%
Total general and administrative expense	$10,586	$8,768	$1,818	21%

General and administrative expense for fiscal year 2016 increased by $1.8 million to $10.6 million compared to fiscal year 2015.  The increase was primarily driven by the hiring of additional employees which resulted in higher share-based compensation and other employee-related costs.  Other administrative expenses were also higher compared to 2015 due primarily to our ongoing expansion and the increasing costs of operating as a publicly-traded company.  The impact of these incremental costs was partially offset by decreased legal and professional fees.

Other income (expense), net

For fiscal year 2016, other income (expense), net, which was primarily comprised of investment income, increased to $708,000 from $214,000 generated in 2015 due largely to comparatively higher cash and investment balances.

Comparison of the fiscal years ended June 30, 2015 and 2014

Revenue

	Fiscal year ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Grant revenue	$1,682	$917	$765	83%
Sponsored research	572	212	360	170%
Other	100	0	100	100%
Total revenue	$2,354	$1,129	$1,225	109%

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

Research and development expense

	Fiscal Year Ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Outside program costs	$10,800	$5,287	$5,513	104%
Employee-related costs	2,923	1,504	1,419	94%
Licenses, milestones and related fees	1,590	435	1,155	n/m
Share-based compensation	908	77	831	n/m
Other	1,897	1,635	262	16%
Total research and development expense	$18,118	$8,938	$9,180	103%

Research and development expense for fiscal year 2015 increased by $9.2 million to $18.1 million compared to fiscal year 2014. Outside program costs were higher due to increased research and development activity primarily relating to our XLRS, XLRP, ACHM and other product candidates.  The increase in employee-related and share-based compensation costs was attributable to the hiring of additional employees to support the higher level of research and development activity and to comparatively higher fair values of awards issued under our share-based compensation plans.  The increase in licenses and related fees was largely the result of the collaboration agreement entered into with 4D Molecular Therapeutics.

General and administrative expense

	Fiscal Year Ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$2,231	$1,665	$566	34%
Share-based compensation	1,912	748	1,164	156%
Legal and professional fees	1,909	844	1,065	126%
Other	2,716	1,490	1,226	82%
Total general and administrative expense	$8,768	$4,747	$4,021	85%

General and administrative expense for fiscal year 2015 increased by $4.0 million to $8.8 million compared to fiscal year 2014. The increase in employee-related and share-based compensation costs was attributable to the hiring of additional employees and to comparatively higher fair values of awards issued under our share-based compensation plans.  The increase in legal and professional fees was largely the result of the collaboration agreement entered into with Biogen while the increase in other administrative expenses was primarily due to higher insurance, accounting and other expenses associated with operating as a publicly-traded company.

Other income (expense), net

For fiscal year 2015, other income (expense), net of $214,000 was primarily comprised of investment income compared to an expense of $3.4 million in fiscal year 2014.  The $3.4 million of expense recorded in 2014 was primarily attributable to fair value adjustments that were associated with our former Series B purchase rights and warrant liabilities, extinguished in connection with our initial public offering in April 2014.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of June 30, 2016, we had an accumulated deficit of $90.0 million.  It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

During fiscal year 2016, we received a non-refundable upfront cash payment of $94.0 million under our collaboration arrangement with Biogen.  Contemporaneous with this collaboration arrangement, we also entered into an equity agreement with Biogen under which we received an additional $30.0 million in cash in exchange for 1,453,957 shares of common stock that we issued to Biogen at a purchase price of $20.63 per share.  Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of June 30, 2016, we had cash and cash equivalents and investments of $172.7 million.

As of June 30, 2016, our cash and cash equivalents were held in bank accounts and money market funds, while our short and long-term investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$70,991	$(19,485)	$(11,928)
Investing activities	(100,804)	17,892	(50,826)
Financing activities	19,494	32,157	62,484
Net (decrease) increase in cash and cash equivalents	$(10,319)	$30,564	$(270)

Operating activities.  For fiscal year 2016, net cash provided by operating activities was primarily associated with the upfront cash proceeds of $104.8 million received in connection with the entry into our collaboration with Biogen, which included an allocation of $10.8 million from the equity agreement, and a milestone payment from Biogen of $5.0 million.  These proceeds were partially offset by the impact of our net loss, including the amortization of deferred revenue and payments to certain research partner institutions in the aggregate amount of $12.0 million for sub-license, milestone and other costs which were all associated with the Biogen collaboration, and changes during the period in our working capital accounts. Net cash used in operating activities was $19.5 million and $11.9 million during the fiscal years ended 2015 and 2014, respectively, and primarily resulted from our net losses and changes in our working capital accounts.

Investing activities.  Net cash used in investing activities for fiscal year 2016 consisted primarily of cash outflows of $208.2 million related to the purchase of investments and $2.6 million related to the purchase of property and equipment and the acquisition of intellectual property, including leasehold improvements at our new facility in Alachua, Florida.  These cash outflows were partially offset by $110.0 million of proceeds from the maturity of investments. Net cash provided by investing activities during fiscal year 2015 of $17.9 million was primarily comprised of proceeds totaling $121.1 million from the maturity of investments, partially offset by cash outflows of $102.9 million related to the purchase of investments and $323,000 related to the acquisition and maintenance of intellectual property and purchase of property and equipment.  For fiscal year 2014, net cash used in investing activities was $50.8 million and consisted primarily of the purchase of $80.0 million of investments and payments totaling $376,000 associated with the acquisition and maintenance of our intellectual property and purchase of property and equipment.  These cash outflows were partially offset by $29.5 million of proceeds realized upon the maturity of short-term investments.

Financing activities. Net cash provided by financing activities was $19.5 million during fiscal year 2016 and consisted of $19.2 million of cash received in connection with our sale of shares of common stock to Biogen pursuant to the equity agreement executed on July 1, 2015 and $283,000 of cash received in connection with the exercise of stock options.  Net cash provided by financing activities during fiscal year 2015 was $32.2 million, of which $32.0 million was related to the follow on public offering that we completed during our first quarter ended September 30, 2014 and $148,000 consisted of cash received in connection with the exercise of stock options.  Net cash provided by financing activities during fiscal year 2014 was $62.5 million and consisted primarily of $51.6 million of net proceeds from the sale of common stock in our initial public offering, $10.7 million of proceeds from the issuance of our Series B-3 preferred stock and Series B purchase rights, and $194,000 of cash received from the exercise of stock options.

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

We believe that our existing cash and cash equivalents and investments at June 30, 2016 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for at least the next two years.  In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs our planned clinical trials for our XLRS and ACHM product candidates;
•	the timing and costs of our planned preclinical studies of our XLRP product candidate;
•	the timing and level of activity as determined by us or jointly with our partners;
•	the level of funding received from our partners;
•	whether or not we elect to cost share with our partners;
•	the initiation, progress, timing, costs and results of preclinical studies relating to potential applications of our gene therapy platform in other indications;

•	our success in scaling our HAVE manufacturing method and expanding our manufacturing capabilities;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of marketing approval, revenue received from commercial sales of our product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Contractual obligations and commitments

The following table summarizes our contractual obligations at June 30, 2016:

		Less			More
		than 1	1 to 3	3 to 5	than 5
In thousands	Total	Year	Years	Years	Years

Operating lease obligations (1)	$5,421	$804	$1,120	$1,076	$2,421
Purchase obligations (2)	2,072	163	343	270	1,296
Total	$7,493	$967	$1,463	$1,346	$3,717
(1)

Our current leased facilities encompass approximately 21,000 square feet of laboratory and office space in Alachua, Florida under a lease arrangement that will expire in December 31, 2025.  In addition, we occupy approximately 3,000 square feet of office and laboratory space in Cambridge, Massachusetts under a lease arrangement that is set to expire in August 2017.  Obligations at June 30, 2016 under noncancelable operating leases relate to both of these leasing arrangements.

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

If any of our product candidates that utilize technology licensed under these agreements reached commercialization, we will be obligated to make royalty payments ranging from 0.5% to 4.0% of our net sales of the applicable product. We are responsible for a portion of the costs related to the preparation, filing, issuance, prosecution and maintenance of the patents covered by the license agreements. In fiscal years 2016, 2015 and 2014, we paid annual royalty and milestone payments in the aggregate amounts of $963,000, $122,000 and $87,000, respectively.

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

Interest Rate Sensitivity

Our financial instruments at June 30, 2016 consisted primarily of cash and cash equivalents and short-term and long-term investments totaling $172.7 million.  These financial instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income.  Due to the nature of our investments in money market funds, certificates of deposits, and debt instruments of corporations and U.S. government agencies, all of which generally mature within a two-year period of their purchase date, the estimated fair values of these financial instruments approximate their carrying amounts at June 30, 2016.

We maintain our investment portfolio in accordance with our investment policy. The primary objectives of this investment policy are to maintain adequate liquidity, preserve capital and to meet our operating needs. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.  Our investments are also subject to interest rate risk and may decrease in value if market interest rates increase.  However, due to the conservative nature of our investments and relatively short investment periods, we believe interest rate risk is mitigated and an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. We do not own derivative financial instruments. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPLIED GENETIC TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Applied Genetic Technologies Corporation

We have audited the accompanying balance sheets of Applied Genetic Technologies Corporation (the Company) as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2016.  Our audits also included the financial statement schedule of the Company listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Genetic Technologies Corporation as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ RSM US LLP

Raleigh, North Carolina

September 12, 2016

APPLIED GENETIC TECHNOLOGIES CORPORATION

BALANCE SHEETS

	At June 30,
In thousands, except per share data	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$28,868	$39,187
Investments	69,664	22,454
Grants receivable	954	883
Prepaid and other current assets	3,089	1,608
Total current assets	102,575	64,132
Investments	74,183	23,629
Property and equipment, net	2,627	478
Intangible assets, net	1,321	1,448
Grants receivable	—	480
Other assets	91	7
Total assets	$180,797	$90,174
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,331	$1,191
Accrued and other liabilities	6,514	3,451
Deferred revenue	46,898	—
Total current liabilities	54,743	4,642
Deferred revenue, net of current portion	16,766
Total liabilities	71,509	4,642
Stockholders' equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 18,053 and 16,491 shares issued;18,048 and 16,476 shares outstanding at June 30, 2016 and June 30, 2015, respectively	18	16
Additional paid-in capital	199,303	174,168
Accumulated deficit	(90,033)	(88,652)
Total stockholders' equity	109,288	85,532
Total liabilities and stockholders' equity	$180,797	$90,174

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	For the fiscal years ended June 30,
In thousands, except per share amounts	2016	2015	2014
Revenue:
Collaboration revenue	$46,751	$—	$—
Grant revenue	610	1,682	917
Sponsored research and other revenue	—	672	212
Total revenue	47,361	2,354	1,129
Operating expenses:
Research and development	38,864	18,118	8,503
General and administrative	10,586	8,768	5,182
Total operating expenses	49,450	26,886	13,685
Loss from operations	(2,089)	(24,532)	(12,556)
Other income (expense):
Investment income, net	711	216	42
Fair value adjustments to warrant liabilities	—	—	(441)
Fair value adjustments to Series B purchase rights	—	—	(2,904)
Other expense	(3)	(2)	(49)
Total other income (expense), net	708	214	(3,352)
Net loss	$(1,381)	$(24,318)	$(15,908)
Net loss per share, basic and diluted	$(0.08)	$(1.50)	$(4.46)
Weighted average shares outstanding, basic and diluted	17,810	16,253	3,568

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional
	Outstanding		Paid-in	Accumulated
In thousands	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2013	109	$—	$12,243	$(48,426)	$(36,183)
Issuance of common stock, net of issuance costs	4,853	5	51,796	—	51,801
Reclassification of warrants to purchase stock to additional paid-in capital	—	—	551	—	551
Conversion of convertible preferred stock to common stock	9,120	9	73,778	—	73,787
Share-based compensation expense	—	—	825	—	825
Net loss	—	—	—	(15,908)	(15,908)
Balance, June 30, 2014	$14,082	$14	$139,193	$(64,334)	$74,873
Issuance of common stock, net of issuance costs	2,300	2	32,007	—	32,009
Share-based compensation expense	—	—	2,820	—	2,820
Shares issued under employee plans	94	—	148	—	148
Exercise of warrants	15	—	—	—	—
Net loss	—	—	—	(24,318)	(24,318)
Balance, June 30, 2015	$16,491	$16	$174,168	$(88,652)	$85,532
Issuance of common stock, net of issuance costs	1,494	2	19,805	—	19,807
Share-based compensation expense	—	—	5,007	—	5,007
Shares issued under employee plans	59	—	283	—	283
Exercise of warrants	9	—	40	—	40
Net loss	—	—	—	(1,381)	(1,381)
Balance, June 30, 2016	18,053	$18	$199,303	$(90,033)	$109,288

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	For the fiscal years ended June 30,
In thousands	2016	2015	2014
Cash flows from operating activities
Net loss	$(1,381)	$(24,318)	$(15,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,007	2,820	825
Share-based collaboration expense	636	—	—
Depreciation and amortization	567	376	334
Fair value adjustments to warrant liabilities	—	—	441
Fair value adjustments to Series B purchase rights	—	—	2,904
Changes in operating assets and liabilities:
Decrease (increase) in grants receivable	409	(876)	(343)
(Increase) decrease in prepaid and other assets	(1,114)	419	(1,351)
Increase in accounts payable	140	228	156
Increase (decrease) in deferred revenues	63,664	—	(212)
Increase in accrued and other liabilities	3,063	1,866	1,226
Net cash provided by (used in) operating activities	70,991	(19,485)	(11,928)
Cash flows from investing activities
Purchase of property and equipment	(2,471)	(225)	(158)
Purchase of and capitalized costs related to intangible assets	(121)	(98)	(218)
Maturity of investments	109,968	121,079	29,500
Purchase of investments	(208,180)	(102,864)	(79,950)
Net cash (used in) provided by investing activities	(100,804)	17,892	(50,826)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	19,211	32,009	51,607
Proceeds from exercise of common stock options	283	148	194
Proceeds from issuance of preferred stock and Series B purchase rights, net of issuance costs	—	—	10,683
Proceeds from exercise of convertible preferred stock warrants	—	—	1
Payment of bank term notes and capital lease	—	—	(1)
Net cash provided by financing activities	19,494	32,157	62,484
Net (decrease) increase in cash and cash equivalents	(10,319)	30,564	(270)
Cash and cash equivalents, beginning of period	39,187	8,623	8,893
Cash and cash equivalents, end of period	$28,868	$39,187	$8,623
Supplemental disclosure of non-cash financing activities
Conversion of convertible preferred stock to common stock	$—	$—	$73,787
Conversion of Series B purchase rights to Series B-3 convertible preferred stock	$—	$—	$5,000
Conversion of preferred stock warrants to common stock warrants	$—	$—	$551

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products.  As of June 30, 2016, the Company had an accumulated deficit of $90.0 million and expects to continue incurring losses for the foreseeable future. The Company has financed its operations to date primarily through sales of common stock, private placements of its convertible preferred stock, collaborations, bank debt, convertible debt financings, grant funding and cash receipts for sponsored research.  At June 30, 2016, the Company had cash and cash equivalents and investments of $172.7 million.

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

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment when impairment indicators are present. If impairment indicators exist, management determines whether impairment in value has occurred by comparing the estimated undiscounted cash flows from future operations with the carrying values of the assets. Management considers several indicators in assessing impairment, including trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. No impairment charges were recorded for each of the fiscal years ended June 30, 2016, 2015, and 2014.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

Revenue recognition

The Company has generated revenue primarily through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and revenues from federal research and development grant programs. The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collection of the amounts due are reasonably assured.

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

Collaboration revenue

On July 1, 2015, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with a wholly owned subsidiary of Biogen Inc.  This collaboration is discussed further in Note 7 of notes to the financial statements.  The terms of this agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include, among others, (i) licenses, or options to obtain licenses, to its technology, and (ii) research and development activities to be performed on behalf of the collaborative partner.  Payments made under such arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

The Company assesses whether a milestone is substantive at the inception of the arrangement. If a milestone is deemed substantive and the milestone payment is nonrefundable, the Company recognizes revenue upon the successful accomplishment of that milestone.  Where a milestone is deemed non-substantive, the Company accounts for that milestone payment in accordance with the multiple element arrangements guidance and recognizes revenue consistent with the related units of accounting for the arrangement over the related performance period.

During the fiscal year ended June 30, 2016 the Company recognized milestone revenue in the amount of $5.0 million.  No milestone revenues were recognized during the fiscal years ended June 30, 2015 or 2014.

Deferred revenue

Amounts received by the Company prior to satisfying the above revenue recognition criteria are recorded as deferred revenue on the balance sheet.  Amounts not expected to be recognized within 12 months of the balance sheet date are classified as non-current deferred revenue.

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

As required by U.S. GAAP, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates.  On December 28, 2015, the United States Internal Revenue Service, or IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014.  As of June 30, 2016, the Company had no liability recorded as an uncertain tax benefit.  Currently, the Company cannot reasonably estimate the ultimate outcome of the IRS audit, however, it believes that it has followed applicable U.S. tax laws and will defend its income tax positions.

As of June 30, 2016 and 2015, the Company did not have any significant uncertain tax positions.

Research and development expenses

Research and development costs include costs incurred in identifying, developing and testing product candidates and generally comprise compensation and related benefits and non-cash share-based compensation to research related employees; laboratory

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

Prepayments related to research and development activities were $2.0 million and $958,000 at June 30, 2016 and 2015, respectively, and are included within the Prepaid and other current assets line item on the balance sheets.

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

Net loss per share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options, and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all annual periods presented. Therefore, basic and diluted net loss per share was the same for all annual periods presented.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

Comprehensive loss

Comprehensive loss consists of net loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all periods presented.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases under GAAP.  The standard requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this standard on its financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The guidance requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year.  The guidance is now effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company is currently evaluating the impacts of the new guidance on its financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(3)	Investments:

Cash in excess of our immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of June 30, 2016 and 2015:

	June 30,	June 30,
In thousands	2016	2015
Investments - Current:
Certificates of deposit	$18,093	$10,776
Debt securities - held-to-maturity	51,571	11,678
	$69,664	$22,454
Investments - Noncurrent:
Certificates of deposit	$2,544	$5,310
Debt securities - held-to-maturity	71,639	18,319
	$74,183	$23,629

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	At June 30, 2016
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$40,609	$12	$(2)	$40,619
Corporate obligations	10,962	3	(1)	10,964
	$51,571	$15	$(3)	$51,583
Investments - Noncurrent:
U.S. government and agency obligations	$71,639	$53	$(11)	$71,681
	$71,639	$53	$(11)	$71,681

	At June 30, 2015
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$5,244	$2	$—	$5,246
Corporate obligations	6,434	1	(3)	6,432
	$11,678	$3	$(3)	$11,678
Investments - Noncurrent:
U.S. government and agency obligations	$16,816	$2	$(8)	$16,810
Corporate obligations	1,503	—	—	1,503
	$18,319	$2	$(8)	$18,313

The amortized cost and fair value of held-to-maturity debt securities as of June 30, 2016, by contractual maturity, were as follows:

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

In thousands	Amortized Cost	Fair Value
Due in one year or less	$51,571	$51,583
Due after one year through two years	71,639	71,681
	$123,210	$123,264

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value.  At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment.  Therefore, the Company believes these losses to be temporary.  As of June 30, 2016, the Company did not have any intent to sell any of the securities that were in an unrealized loss position at that date.

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

Debt securities – held-to-maturity.  The Company’s investments in debt securities classified as held-to-maturity generally include U.S. Treasury Securities, government agency obligations and corporate obligations.  U.S. Treasury Securities are valued using quoted market prices.  Valuation adjustments are not applied.  Accordingly, U.S. Treasury Securities are considered Level 1 of the fair value hierarchy.  The fair values of U.S. government agency obligations and corporate obligations are generally determined using recently executed transactions, broker quotes, market price quotations where these are available or other observable market inputs for the same or similar securities. As such, the Company classifies its investments in U.S. government agency obligations and corporate obligations within Level 2 of the hierarchy.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2016
Cash and cash equivalents	$28,868	$—	$—	$28,868	$28,868
Certificates of deposit	—	20,626	—	20,626	20,637
Held-to-maturity investments:
Corporate obligations	—	10,964	—	10,964	10,962
U.S. government and agency obligations	73,809	38,491	—	112,300	112,248
Total assets	$102,677	$70,081	$—	$172,758	$172,715

June 30, 2015
Cash and cash equivalents	$39,187	$—	$—	$39,187	$39,187
Certificates of deposit	—	16,086	—	16,086	16,086
Held-to-maturity investments:
Corporate obligations	—	7,935	—	7,935	7,937
U.S. government and agency obligations	3,824	18,232	—	22,056	22,060
Total assets	$43,011	$42,253	$—	$85,264	$85,270

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(5)	Property and Equipment, Net:

Property and equipment consists of the following:

	At June 30,
In thousands	2016	2015
Laboratory equipment	$2,414	$1,246
Leasehold improvements	883	8
Office equipment	514	152
Property and equipment, gross	3,811	1,406
Less: Accumulated depreciation and amortization	(1,184)	(928)
Property and equipment, net	$2,627	$478

Depreciation and amortization expense of $319,000, $126,000 and $92,000 was recorded for each of the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

(6)	Intangible Assets, Net:

Intangible assets subject to amortization consist of the following:

	At June 30, 2016
			Net of
		Accumulated	Accumulated
In thousands	Cost	Amortization	Amortization
Patents	$1,982	$(1,035)	$947
Licenses	1,240	(907)	333
Other	87	(46)	41
Intangible assets, net	$3,309	$(1,988)	$1,321

	At June 30, 2015
			Net of
		Accumulated	Accumulated
In thousands	Cost	Amortization	Amortization
Patents	$1,935	$(875)	$1,060
Licenses	1,180	(832)	348
Other	73	(33)	40
Intangible assets, net	$3,188	$(1,740)	$1,448

Amortization expense related to intangible assets for the years ended June 30, 2016, 2015 and 2014 was $248,000, $250,000 and $242,000, respectively.

Estimated amortization expense (in thousands) for the next five years and thereafter is as follows:

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

Fiscal Year Ending June 30,	Amount
2017	$246
2018	233
2019	188
2020	184
2021	159
Thereafter	311
$1,321

(7)	Collaboration with Biogen:

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

Under the Collaboration Agreement, the Company will conduct all development activities through regulatory approval in the United States for the XLRS program, and all development activities through the completion of the first in human clinical trial for the XLRP program.  In addition, the Collaboration Agreement provides for discovery programs targeting three indications whereby the Company will conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate.  In February 2016, the Company announced Biogen’s selection of adrenoleukodystrophy as the non-ophthalmic indication of the three discovery programs.  Under the terms of the Collaboration Agreement, the Company, in part through its participation in joint committees with Biogen, will participate in overseeing the development and commercialization of these specific programs.

The Company has granted to Biogen with respect to the XLRS and XLRP programs, and upon exercise of the option for the applicable discovery program, an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the licensed products or discovery programs developed under the Collaboration Agreement.  Biogen and the Company have also granted each other worldwide licenses, with the right to grant sublicenses, of their respective interests in other intellectual property developed under the collaboration outside the licensed products or discovery programs.

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

Under the Collaboration Agreement, the Company received a non-refundable upfront payment of $94.0 million in August 2015 which it recorded as deferred revenue.  This upfront payment of $94.0 million was allocated among the separate units of

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

accounting discussed above using the relative selling price method.  In addition to the Collaboration Agreement, on July 1, 2015, the Company also entered into an equity agreement with Biogen.  Under the terms of this equity agreement, Biogen purchased 1,453,957 shares of the Company’s common stock at a price of $20.63 per share, for an aggregate cash purchase price of $30.0 million which the Company also received in August 2015. The shares issued to Biogen represented approximately 8.1% of the Company’s outstanding common stock on a post-issuance basis, calculated on the number of shares that were outstanding at June 30, 2015, and constitute restricted securities that may not be resold by Biogen other than in a transaction registered under, or pursuant to an exemption from the registration requirements of, the Securities Act of 1933, as amended.

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

During the fiscal year ended June 30, 2016, the Company recognized revenue of approximately $46.8 million from its collaboration with Biogen.  Below is a summary of the components of the collaboration revenue:

	Fiscal year ended June 30,
	2016	2015	2014
	(dollars in thousands)
Amortization of non-refundable upfront fees	$41,166	$—	$—
Milestone revenue	5,000	—	—
Other	585	—	—
Total collaboration revenue	$46,751	$—	$—

During the fiscal year ended June 30, 2016, the Company recorded and received $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under the Collaboration Agreement.  Other revenue is primarily comprised of reimbursable costs for post-funding development activities that were conducted by the Company during the fiscal year.

As a result of the upfront payment of $94.0 million made by Biogen and achievement of the $5.0 million milestone as discussed above, the Company became liable to various research partner institutions for sub-license and other payments under existing agreements with such institutions.  These agreements obligate the Company to pay to each research partner institution, amounts that range from 5% to 10% of certain proceeds received from collaboration and other arrangements, including any milestone payments received under such arrangements.  Accordingly, the Company recorded total collaboration costs of approximately $12.0 million associated with such obligations, including $636,000 of expense that was settled during fiscal year 2016 by the issuance of 40,000 shares of the Company’s common stock to a research partner institution, pursuant to the terms of the existing agreement with that institution.  The remainder of these sub-license and milestone fees were fully paid in cash during the fiscal year ended June 30, 2016.

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(8)	Share-based Compensation Plans:

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance.  As of June 30, 2016, the total number of shares available for issuance under the 2013 Equity and Incentive Plan was 534,730.

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

A summary of the stock option activity is as follows:

	For the years ended June 30,
	2016		2015		2014
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,484	$11.83	1,024	$6.21	380	$1.45
Granted	675	17.08	615	19.58	715	8.45
Exercised	(59)	4.77	(46)	3.24	(61)	3.24
Forfeited	(57)	13.90
Expired	(6)	15.50	(109)	6.43	(10)	3.50
Outstanding, end of year	2,037	$13.71	1,484	$11.83	1,024	$6.21
Exercisable, end of year	872		424		200
Weighted average fair value of options granted during the year	$11.83		$14.39		$6.18

The following table summarizes information about stock options outstanding:

	At June 30,
(Number of options in thousands; remaining lives in years)	2016		2015
		Weighted		Weighted
		Average		Average
	Number of	Contractual Life	Number of	Contractual Life
Exercise Price	Options	Remaining	Options	Remaining
$0.35 to $4.90	509	6.48	581	7.07
$12.00 to $15.90	412	8.35	288	8.72
$16.00 to $19.87	940	8.89	436	9.50
$20.00 to $24.62	176	8.58	179	9.58
	2,037		1,484

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

The following table summarizes information about stock options exercisable:

	At June 30,
	2016	2015
	Number of Options
Exercise Price	(in thousands)
$0.35 to $4.90	396	333
$12.00 to $15.90	160	91
$16.00 to $19.87	239	—
$20.00 to $24.62	77	—
	872	424

As of June 30, 2016, the aggregate intrinsic value of all outstanding stock options was $6.1 million and for exercisable stock options was $4.7 million. The intrinsic value per option at June 30, 2016 is calculated as the difference between the exercise price of the underlying option and the closing price of the Company’s common stock of $14.13 on that date, and applies only to those awards having an exercise price currently below this closing price.  The total fair value of options that vested during the fiscal years ended June 30, 2016, 2015, and 2014 was $4.5 million, $1.9 million, and $280,000, respectively.

Unrecognized compensation expense related to non-vested employee stock options amounted to $11.5 million as of June 30, 2016. Such compensation expense is expected to be recognized over a weighted-average period of 2.71 years.

In accounting for stock options to non-employees, the fair value of services related to the options granted are generally recorded as an expense as these services are provided to the Company over the relating service periods.  The Company re-measures any non-vested, non-employee options to fair value at the end of each reporting period using the Black-Scholes pricing model.

Share-based compensation expense related to stock options awarded to employees, non-employee directors and consultants amounted to $4.9 million, $2.3 million and $825,000 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Share-based compensation expense related to restricted shares of common stock awarded to employees and consultants amounted to $167,000 and $524,000 for the fiscal years ended June 30, 2016 and 2015, respectively.  The Company did not record any share-based compensation expense associated with its restricted shares of common stock during the fiscal year ended June 30, 2014.

Total share-based expense associated with stock options and restricted shares of common stock was allocated as follows:

	For the fiscal years ended June 30,
(In thousands)	2016	2015	2014
General and administrative	$2,860	$1,912	$748
Research and development	2,147	908	77
	$5,007	$2,820	$825

The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

	Fiscal Years Ended June 30,
Assumption	2016	2015	2014
Dividend yield	0.00%	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.00 to 10.00 years	6.00 to 10.00 years
Risk-free interest rate	1.41% to 1.86%	1.49% to 2.58%	2.04% to 2.31%
Expected volatility	78.85%	85.68%	85.00%

The dividend yield is based upon the assumption that the Company will not declare a dividend over the life of the options. Since adopting ASC 718, the Company has been unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company therefore has utilized the “simplified”

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of our stock options considered to have “plain vanilla” characteristics. The risk-free interest rate is based on the U.S. Treasury yield curve on the date of valuation. As a relatively new public company, the Company does not have sufficient history to estimate the volatility of its common stock price or the expected life of the options. The Company calculates expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of its common stock is sufficient to measure expected volatility for future option grants. The group of similar publicly traded companies was determined based upon companies considered to be direct competition or having been presented by independent parties as a “comparable” company based upon market sector. In determining this group, the Company has excluded “large-cap” entities. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the statements of operations for the fiscal years ended June 30, 2016, 2015 and 2014 does not reflect tax related effects on stock-based compensation given the Company’s historical and anticipated operating losses and offsetting changes in its valuation allowance that fully reserves against potential deferred tax assets.

(9)	Commitments and Contingencies:

Operating Leases

Alachua, Florida

The Company’s corporate headquarters are located in Alachua, Florida.  In January 2016, the Company moved into a new combined-use facility consisting of approximately 21,000 square feet of laboratory and office space.  The initial lease term for this facility is 10 years and the Company has options to extend the term of the lease for three additional five-year periods.  The Company’s prior leased facilities encompassed approximately 7,000 square feet of office and laboratory space. The operating leases associated with the prior facilities expired in December 2015.

Cambridge, Massachusetts

In August 2015, the Company entered into a two-year lease to occupy approximately 3,000 square feet of office and laboratory space in Cambridge, Massachusetts.  This additional facility primarily focuses on business development, pharmacology, and basic research and development.

For the fiscal years ended June 30, 2016, 2015 and 2014, rent expense under these operating leases amounted to $587,000, $167,000 and $123,000, respectively.  Future annual minimum lease payments (in thousands) under these non-cancelable operating leases are as follows:

Fiscal Year Ending June 30,	Amount
2017	$804
2018	582
2019	538
2020	538
2021	538
Thereafter	2,421
$5,421

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

The Company is also party to various agreements entered into in the ordinary course of its business, principally relating to licensed technology.  At June 30, 2016, the Company had nine license agreements with six different entities, including five with the University of Florida Research Foundation.  The Company is responsible for all costs related to preparation, filing, issuance, prosecution and maintenance of the underlying patents covered in the license agreements.  The Company is required to pay minimum annual royalty and license maintenance for all licenses until such time when the license is terminated by either expiration of underlying patents or voluntary termination by either party per the agreement.

These license agreements also require future payments related to milestones or royalties on future sales of specified products.  Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones.  Because the achievement of these milestones had not occurred as of June 30, 2016, such contingencies have not been recorded in the Company’s financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones, and they may not be achieved.  The Company may terminate its license agreements with zero to ninety days written notice depending upon the terms of each specific agreement.

The Company’s expense associated with annual royalty and milestone payments was $963,000, $122,000 and $87,000 for each of the fiscal years ended June 30, 2016, 2015 and 2014, respectively. All royalty and milestone payments are included within research and development expenses in the statement of operations.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. From time to time, the Company may be involved in claims and legal actions that arise in the normal course of business. Management has no reason to believe that the outcome of any such legal actions would have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

(10)	Income Taxes:

For the fiscal years ended June 30, 2016, 2015 and 2014, the Company did not record a current or deferred income tax expense or benefit.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets (liabilities) are comprised of the following:

	At June 30,
In thousands	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$27,103	$28,559
Research and development tax credit carryforwards	8,771	7,941
Accruals and other	1,599	418
Gross deferred tax assets	37,473	36,918
Deferred tax asset valuation allowance	(37,412)	(36,845)
Total deferred tax assets, net of valuation allowance	61	73
Deferred tax liabilities:
Depreciation and amortization	(61)	(73)
Total deferred tax liabilities	(61)	(73)
Net deferred tax asset (liability)	$—	$—

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

As of June 30, 2016, the Company had net operating losses of approximately $70.0 million that may be applied against future taxable income and expire in various years ranging from 2022 to 2036.  As of June 30, 2016, the Company also had research and development tax credits of approximately $8.8 million that may provide future tax benefits and expire from 2027 to 2045.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on its history of operating losses, the Company has concluded that as of June 30, 2016, it is more likely than not that the benefit of its deferred tax assets will not be realized. Therefore, any tax benefits to be realized in future years as a result of the utilization of the Company’s net operating loss carry forwards as of June 30, 2016, computed based on statutory federal and state rates, are completely offset by valuation allowances established because realization of the deferred tax benefits are not considered more likely than not as of that date. The valuation allowance increased by approximately $567,000 during the fiscal year ended June 30, 2016, due primarily to the impact of temporary differences and research and development tax credits generated in the fiscal year, partially offset by the utilization of net operating loss carryforwards to offset taxable income that was generated during the period.  On July 1, 2015, the Company entered into a collaboration agreement with Biogen, under which it received a non-refundable upfront payment of $94.0 million.  This collaboration agreement is discussed in more detail in Note 7 of notes to the financial statements.  The Company has evaluated the income tax implications of this collaboration agreement and believes that while this transaction did not result in any current income tax liabilities, it could have an impact on management’s assessment of the realizability of deferred tax assets in future periods.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the years ended June 30,
	2016	2015	2014
Federal income tax benefit at statutory rate	(34)%	(34)%	(34)%
State income tax, net of federal benefit	(4)%	(4)%	(4)%
Permanent differences	52%	9%	9%
Research and development tax credits	(60)%	(18)%	(2)%
Other	85%	1%	1%
Change in valuation allowance	(39)%	46%	30%
Effective income tax rate	0%	0%	0%

Under the provisions of the Internal Revenue Code, the Company’s net operating loss and tax credit carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Since its inception, the Company has completed several financings and sales of common stock which have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code. Subsequent ownership changes may further affect the limitation in future years.

For fiscal years through June 30, 2016, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carry forwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position at June 30, 2016 and 2015. A full valuation allowance has been provided against the Company’s research and development tax credits and, if an adjustment were to be required, this adjustment would be offset by an adjustment to the deferred tax asset established for the tax credit carry forwards and the valuation allowance.

The Company files income tax returns in the United States and in the states of Florida, Massachusetts and Oregon. The federal and state returns are generally subject to tax examinations for the tax years ended June 30, 2012 through June 30, 2016. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state authorities, to the extent such attributes are utilized in a future period.   On December 28, 2015, the United States Internal Revenue Service, or IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014.  As of June 30, 2016, the Company had no liability recorded as an uncertain tax

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

benefit.  Currently, the Company cannot reasonably estimate the ultimate outcome of the IRS audit, however, it believes that it has followed applicable U.S. tax laws and will defend its income tax positions.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations for any of the fiscal years ended June 30, 2016, 2015 and 2014.

(11)	Accrued Expenses:

Accrued expenses as of June 30, 2016 and 2015 consisted of the following:

	At June 30,
In thousands	2016	2015
Research and development-related	$4,923	$2,679
Compensation-related	1,591	772
	$6,514	$3,451

(12)	Defined Contribution Plan:

The Company sponsors an employee 401(k) salary deferral plan (“401(k) Plan”) that covers substantially all of its employees and is administered through its staff leasing company.  Under the 401(k) Plan, employees may elect to defer up to 25% of their compensation per year (subject to a maximum limit prescribed by federal tax law) and the Company matches a portion of such employee contributions up to a maximum of 4% of the eligible salary.  The Company’s matching contributions to the 401(k) Plan amounted to $162,000, $90,000 and $60,000 for each of the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

(13)	Common Stock and Stockholders’ Equity:

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

Common Stock

On April 1, 2014, the Company completed its IPO in which it sold 4,166,667 shares of common stock at a price of $12.00 per share. The shares began trading on the Nasdaq Global Select Market on March 27, 2014. An additional 625,000 shares were sold pursuant to the exercise of the underwriters’ over-allotment option, also at the offering price of $12.00 per share. The aggregate net proceeds received by the Company from the offering, including exercise of the over-allotment option, amounted to $51.6 million, net of underwriting discounts and commissions and other issuance costs incurred by the Company. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 9,120,081 shares of common stock; and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 49,811 shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $551,000 to additional paid-in capital.

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

In connection with its entry into the Collaboration Agreement with Biogen described in note 7 of these financial statements, the Company also entered into an equity agreement with Biogen on July 1, 2015.  Under the terms of this equity agreement, Biogen purchased 1,453,957 shares of the Company’s common stock, at a price of $20.63 per share, for an aggregate cash purchase price of $30.0 million.  These cash proceeds were received from Biogen in August 2015.  The shares issued to Biogen constitute

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

restricted securities that may not be resold by Biogen other than in a transaction registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration requirement.

As of June 30, 2016, there were 150,000,000 shares of $0.001 par value common stock that were authorized to be issued.  As of that date, a total of 18,052,956 shares of common stock were issued, of which 18,047,956 shares were outstanding.

The following shares of common stock were reserved for future issuance as of June 30, 2016:

In thousands	June 30, 2016
Common stock warrants	17
Stock options issued and outstanding	2,037
Authorized for future grant under the 2013 Employee Stock Purchase Plan	129
Authorized for future grant under the 2013 Equity and Incentive Plan	535
2,718

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

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

During the year ended June 30, 2014, the Company recorded a change in value of the Series B purchase right liability of $2.9 million to other expense, and $5.0 million allocated to the Series B-3 purchase right immediately prior to the closing of the third tranche was reallocated to the carrying value of the Series B-3 preferred stock.

In connection with the consummation of the Company’s IPO on April 1, 2014, all Series A Preferred Stock and Series B Preferred Stock converted into 9,120,081 shares of common stock on that date.  As a result, none of the convertible series of preferred stock were issued or outstanding at June 30, 2016, 2015 and 2014.

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

Upon the closing of the Company’s initial public offering, these warrants were converted into warrants exercisable for common stock.

(14)	Quarterly Financial Information (Unaudited):

Summarized quarterly information for the two fiscal years ended June 30, 2016 and 2015, respectively, is as follows:

	Fiscal Year 2016 by Quarter:
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$11,062	$12,189	$11,997	$12,113
Income (loss) from operations	$(9,213)	$2,870	$1,767	$2,487
Net income (loss)	$(9,123)	$3,045	$1,969	$2,728
Net earnings (loss) per common share, basic and diluted	$(0.53)	$0.17	$0.11	$0.15

	Fiscal Year 2015 by Quarter:
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$705	$652	$284	$713
Loss from operations	$(5,409)	$(4,702)	$(6,391)	$(8,030)
Net loss	$(5,381)	$(4,650)	$(6,326)	$(7,961)
Net loss per common share, basic and diluted	$(0.34)	$(0.28)	$(0.38)	$(0.48)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As a result of the material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes disclosed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on this assessment, management has concluded that, as of June 30, 2016, a material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes still existed and, as a result, the Company did not maintain effective internal control over financial reporting as of June 30, 2016.  Notwithstanding this material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes, our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the JOBS Act. Subject to earlier triggers and limitations, we expect to remain an emerging growth company under the JOBS Act for up to five years from the end of the fiscal year in which our initial public offering closed, which was April 1, 2014.

Material Weaknesses in Internal Control over Financial Reporting

Management previously identified and disclosed a material weakness in our internal control over financial reporting at June 30, 2015 which related to the design and operation of our closing and financial reporting processes.  Specifically, management concluded that this material weakness in our internal control over financial reporting was due to the fact that we did not have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

In order to address this material weakness, we took the following actions in fiscal year 2016:

•

we hired an additional employee during the second half of fiscal year 2016 to provide further support to our finance and accounting team.  The finance and accounting team now comprises of a total of six employees, including our Chief Financial Officer and our Controller;

•

we continued to provide functional and system training to employees and to prepare detailed documentation to clearly define key tasks and actions, as well as the positions responsible for those tasks and actions .  During fiscal year 2016, we also engaged the services of a consultant to assist in documenting and formalizing our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; and

•

we continued to design and implement monthly manual controls to manage our financial reporting close processes and to help ensure an adequate level of segregation of duties within our finance and accounting function.  Also, with effect from the beginning of fiscal year 2016, we completed the implementation of and began using a new accounting software system and new equity compensation management software.  We believe this automation has improved the level of our segregation of duties and further enhanced our processes associated with general accounting and financial reporting, including the accounting for our share-based compensation accounts.

We have completed the documentation and review of the corrective actions described above and, as of June 30, 2016, our management has concluded that there still existed significant flaws in the design and operation of our closing and financial reporting processes and therefore that this previously identified material weakness had not been fully remediated as of June 30, 2016.  In order to fully remediate this material weakness, we will continue to implement the corrective actions described above, including additional procedures to improve the capture, review, approval, and recording of all transactions in the appropriate accounting period.  Management will also continue to review and make necessary changes to the overall design of our internal control environment, and implement policies and procedures that improve the overall effectiveness of our internal controls over financial reporting.

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

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors—Audit Committee Financial Expert” and “Corporate Governance” in an amendment to our Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the “Annual Report Amendment”), and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Annual Report Amendment, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth under the captions “Executive Officers—Executive Compensation” in our Annual Report Amendment and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Annual Report Amendment, and is incorporated herein by reference.

We have two equity compensation plans under which awards are currently authorized for issuance, our 2013 Equity and Incentive Plan and our 2013 Employee Stock Purchase Plan. In connection with the consummation of our initial public offering in April 2014, our board of directors terminated any new offerings under our 2001 Stock Option Plan and our 2011 Stock Incentive Plan. Each of our 2013 Equity and Incentive Plan, our 2013 Employee Stock Purchase Plan, our 2001 Stock Option Plan and our 2011 Stock Incentive Plan was approved by our stockholders prior to our initial public offering in 2014. The following table provides information regarding securities authorized for issuance as of June 30, 2016 under our equity compensation plans.

Number of securities to be
issued upon exercise of
	outstanding options,		Number of securities
	warrants and rights, and	Weighted-average exercise	remaining available for
	vesting of outstanding	price of outstanding options,	future issuance under equity
Plan category	restricted stock units	warrants and rights	compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,054,237	$13.66	663,301	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	2,054,237	$13.66	663,301

(1)

Includes 534,730 shares issuable under our 2013 Equity and Incentive Plan, which may be issued in the form of options, restricted stock, unrestricted stock, performance share awards or other equity-based awards, and 128,571 shares issuable under our 2013 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item will be set forth under the caption “Executive Officers—Certain Relationships and Related Transactions” and “Corporate Governance” in our Annual Report Amendment, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our Annual Report Amendment, and is incorporated herein by reference.

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

(3) Index to Exhibits.

Exhibit number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.1

Lease Agreement made as of April 10, 2015, by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.2*

Employment Agreement dated as of May 27, 2015 between Applied Genetic Technologies Corporation and Mark S. Shearman (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.3*

Employment Agreement dated as of January 29, 2015 between Applied Genetic Technologies Corporation and Stephen W. Potter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-36370))

10.4*

Separation Agreement dated as of March 3, 2015 between Applied Genetic Technologies Corporation and Daniel L. Menichella (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2015 (File No. 001-36370))

10.5*

Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Susan B. Washer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.6*

Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Jeffrey D. Chulay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.7†

Collaboration and License Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.8

Common Stock Purchase Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.9†

Manufacturing License and Technology Transfer Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.10†

Second Amendment to Non-exclusive License Agreement, made and effective as of June 29, 2015, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.11†

Omnibus Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made and effective as of July 1, 2015, by and between the University of Florida Research Foundation, Inc., the University of Florida Board of Trustees, John Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

Exhibit number	Description
10.12†

Omnibus Amendment to Standard Exclusive License Agreement with Know How and Standard Non-Exclusive License Agreement, made and effective as of June 30, 2015, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.13

Lease Agreement made as of September 19, 2011, by and between Thomson-Davis Enterprises, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.14†

Exclusive License Agreement with Sublicensing Terms, effective as of September 25, 2001, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.15†

Restated Amendment to License Agreement made and, effective as of January 31, 2005, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.16†

First Amendment After Restated Amendment to License Agreement, made and effective as of November 28, 2007, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.17†

Standard Exclusive License Agreement with Sublicensing Terms, effective as of October 7, 2003, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.18†

First Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of November 2004, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.19†

Second Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of February 25, 2009, by and among Applied Genetic Technologies Corporation, the University of Florida Research Foundation, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.20†

Non-Exclusive License Agreement with Sublicensing Terms, made as of January 19, 2006, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.21†

Standard Non-Exclusive License Agreement, effective as of September 18, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.22†

Standard Exclusive License Agreement with Know How, effective as of November 5, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.23	Amended and Restated Investor Rights Agreement, dated as of November 15, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.24*	Applied Genetic Technologies Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.25*

Applied Genetic Technologies Corporation 2011 Stock Incentive Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.26*	Applied Genetic Technologies Corporation 2013 Equity And Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.27*	Applied Genetic Technologies Corporation 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

Exhibit number	Description

10.28

Form of Applied Genetic Technologies Corporation Warrant to Purchase Shares of Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.29

Form of Applied Genetic Technologies Corporation Warrant to Purchase Shares of Series B-1 Preferred Stock (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.30

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on September 23, 2005 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.31

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on June 30, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.32

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on July 6, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.33

Warrant to Purchase Shares of Series B-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on August 31, 2012 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.34

Form of Indemnification Agreement for Directors Associated with an Investment Fund (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.35

Form of Indemnification Agreement for Directors Not Associated with an Investment Fund (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.36†

Second Amendment After Restated Amendment to License Agreement, made and effective as of January 10, 2014, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.37†

Fourth Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of December 17, 2013 by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.38*

Letter Agreement dated July 22, 2013 by and between the Company and Dan Menichella (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.39†

First Amendment to Non-Exclusive License, made as of March 28, 2014, by and between the UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.40*

Letter Agreement dated January 22, 2014 by and between the Company and Larry Bullock (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charge	To (from)
	Beginning	(Benefit) to	Other		End of
In thousands	of Period	Expenses	Accounts	Deductions	Period
Deferred Tax Valuation Allowance
Year 2016	$36,845	$567	$—	$—	$37,412
Year 2015	$24,086	$12,759	$—	$—	$36,845
Year 2014	$18,956	$5,130	$—	$—	$24,086

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer
President and Chief Executive Officer
Date:	September 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Susan B. Washer Susan B. Washer	Chief Executive Officer, President and Director (Principal Executive Officer)	September 12, 2016

/s/ Lawrence E. Bullock Lawrence E. Bullock	Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2016

/s/ Scott Koenig Scott Koenig	Director	September 12, 2016

/s/ David Guyer David Guyer	Director	September 12, 2016

/s/ Ed Hurwitz Ed Hurwitz	Director	September 12, 2016

/s/ Ivana Magovcevic-Liebisch Ivana Magovcevic-Liebisch	Director	September 12, 2016

/s/ Arnold Oronsky Arnold Oronsky	Director	September 12, 2016
/s/ Anne VanLent	Director	September 12, 2016
Anne VanLent
/s/ James Rosen James Rosen	Director	September 12, 2016