Form 10-K/A
period 2016-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2016-10-25
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of October 18, 2016, a total of 18,058,284 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANANTORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2016 originally filed on September 12, 2016 (the “Original Filing”) by Applied Genetic Technologies Corporation (“AGTC”, the “Company”, “we”, or “us”).  We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2016.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing, and accordingly, should be read in conjunction with the Original Filing. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

APPLIED GENETIC TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2016

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors.

Name	Age	Position
Susan B. Washer	55	President, Chief Executive Officer and Director
Lawrence E. Bullock	60	Chief Financial Officer
Jeffrey D. Chulay, M.D.	70	Vice President and Chief Medical Officer
Stephen Potter	60	Vice President and Chief Business Officer
Mark Shearman, Ph.D.	55	Chief Scientific Officer
Scott Koenig, M.D., Ph.D. (1)	64	Chairman of the Board of Directors
David R. Guyer, M.D. (2)	56	Director
Ed Hurwitz (2) (3)	52	Director
Ivana Magovcevic-Liebisch, Ph.D. (1)	49	Director
Arnold L. Oronsky, Ph.D.	77	Director
James Rosen (1) (3)	47	Director
Anne VanLent (3)	68	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.

Executive Officers

Susan B. Washer has served as our president and chief executive officer since March 2002 and as a member of our board of directors since November 2003. Prior to becoming our president and chief executive officer, Ms. Washer served as our chief operating officer from October 2001 to March 2002. From August 1996 to October 2001, Ms. Washer was president and chief executive officer of Scenic Productions Inc., a specialty construction firm providing sculpting, painting and construction services to the entertainment industry. From June 1994 to August 1996, Ms. Washer served as the Founding Executive Director and then Business Advisor for the North Florida Technology Innovation Center, a public-private organization financing and providing services to entrepreneurial companies licensing technology from Florida universities. From October 1983 to June 1994, Ms. Washer served in various research and pharmaceutical management positions with Abbott Laboratories and Eli Lilly and Company. Ms. Washer received a B.S. in biochemistry from Michigan State University and an M.B.A. from the University of Florida. We believe that Ms. Washer’s education and professional background in science and business management, her years of experience in the pharmaceutical and biotechnology industries, her service as a senior executive of entrepreneurial companies and her extensive knowledge of our company and its business qualify her to serve as a member of our board of directors.

Lawrence E. Bullock has served as our chief financial officer since February 2014. From January 2004 through May 2013, Mr. Bullock served as the chief financial officer of BioMimetic Therapeutics, Inc., a biotechnology company specializing in the development and commercialization of products to address musculoskeletal conditions. Prior to his tenure at BioMimetic Therapeutics, Mr. Bullock served as the chief financial officer of Ribozyme Pharmaceuticals Inc. from 1996 to 2003 and La Jolla Pharmaceutical Company from 1990 to 1996. Mr. Bullock received a B.A. in Business Administration from Indiana University and an M.B.A. from the University of Utah.

Jeffrey D. Chulay, M.D. has served as our vice president and chief medical officer since July 2007. Dr. Chulay came to the company from AlphaVax, Inc., a privately-held biopharmaceutical company, where he served as senior vice president of medical and regulatory affairs and chief medical officer from 2004 to 2007 and medical director from 2001 to 2004. Prior to AlphaVax, Inc., Dr. Chulay served as principal clinical program head of HIV and opportunistic infections clinical development for GlaxoWellcome Inc. from 1994 to 2001, and in various positions at the United States Army Medical Research Institute of Infectious Diseases, including chief of the virology division from 1992 to 1994, chief of the department of pathogenesis and immunology in 1992, chief of the department of intracellular pathogens from 1991 to 1992 and research investigator in the virology division from 1989 to 1991. Dr. Chulay earned a medical degree from Northwestern University Medical School and a diploma in tropical medicine and hygiene from the London School of Hygiene and Tropical Medicine. Dr. Chulay served his residency at Cleveland Metropolitan General Hospital and was a fellow in Infectious Disease at the Walter Reed Army Institute of Research. He is the author of more than 100 peer-reviewed publications.

Stephen Potter has served as our vice president and chief business officer since January 2015. Prior to joining us, Mr. Potter was employed most recently by NeoStem, Inc., a developer of cell-based therapeutics, where he served as Executive Vice President from July 2013 to January 2015, and was a member of the Board of Directors from January 2013 to July 2013. Previously, Mr. Potter was Senior Vice President of Operations and Corporate Development for Osiris Therapeutics, Inc., from February 2011 to November 2012, where he was part of the senior leadership team that achieved approval of the first-ever stem cell drug therapy, Prochymal. He was also responsible for the launch and overall management of the Bio-Surgery business unit as well as operational oversight for multiple functional areas including manufacturing, human resources, IT, legal, and business development. From 2006 through 2010, Mr. Potter served as Senior Vice President of Corporate and Business Development at Genzyme Corporation and as Vice President of Corporate and Business Development. While at Genzyme, he was the senior leader for its global corporate and business development team that provided strategic and transaction support, including support for many of Genyzme’s gene and cell therapy opportunities. Mr. Potter has also held positions at DuPont Pharmaceuticals, E.I. Dupont de Nemours and Company, Inc., and Booz Allen & Hamilton. Mr. Potter earned a B.S. from University of Massachusetts and an MBA from Harvard Business School.

Mark Shearman Mark Shearman has served as our chief scientific officer since June 1, 2015. From August 2009 until June 2015, Dr. Shearman served as Senior Vice-President of Research & Early Development of EMD Serono, Inc., the U.S. and Canadian subsidiary of Merck KGaA. Prior his time at EMD Serono, Dr. Shearman was Executive Director of Merck & Co. Research Laboratories, Boston, from January 2006 to July 2009 and Senior Director at the Merck Sharp & Dohme Research Laboratories Neuroscience Research Centre, U.K. from January 2004 to December 2005. Dr. Shearman earned a B.Sc. from the University of Bristol, a Ph.D. from the University of Nottingham and conducted academic research at institutes in Japan and Germany.

Directors

David R. Guyer, M.D. has served as a member of our board of directors since June 2014. Dr. Guyer has served as Chairman of the board of directors of Ophthotech Corporation since January 2007 and as Chief Executive Officer of Ophthotech since April 2013. Dr. Guyer, served as a Partner at SV Life Sciences, a venture capital firm, from December 2009 to April 2013, and as a Venture Partner at SV Life Sciences from May 2006 to December 2009. In April 2013, Dr. Guyer resumed his role as Venture Partner at SV Life Sciences Advisers, LLC. Dr. Guyer co-founded Eyetech Pharmaceuticals Inc. and served as Chief Executive Officer and as a member of its board of directors from 2000 to 2006. Prior to co-founding Eyetech Pharmaceuticals, Dr. Guyer was a Professor and served as Chairman of the Department of Ophthalmology at New York University School of Medicine. Dr. Guyer received a B.S. from Yale College and an M.D. from Johns Hopkins Medical School. Dr. Guyer completed his ophthalmology residency at Wilmer Ophthalmological Institute, Johns Hopkins Hospital and a retinal fellowship at the Massachusetts Eye and Ear Infirmary at Harvard Medical School. We believe that Dr. Guyer’s extensive experience in developing and commercializing ophthalmologic therapies and his service as an executive officer and director of other biotechnology companies qualify him to serve as a member of our board of directors.

Ed Hurwitz has served as a member of our board of directors since November 2012. Mr. Hurwitz is a managing director of Precision Bioventures, LLC, a consulting and investment advisory firm. He was a director at Alta Partners from 2002 through December 2014, and served as a consultant to Alta Partners during 2013 and 2014. Mr. Hurwitz currently serves as Chairman of the board of directors of ViewPoint Therapeutics, a privately-held, biotechnology company, and as a member of the board of directors of MacroGenics, Inc. Prior to joining Alta, Mr. Hurwitz served as Senior Vice President and CFO of Affymetrix from 1997 to 2002. From 1994 to 1997, Mr. Hurwitz was a biotechnology research analyst for Robertson Stephens & Company, and from 1992 to 1994, was a biotechnology research analyst for Smith Barney Shearson. From 1990 to 1992, he practiced commercial law at Cooley Godward LLP. Mr. Hurwitz earned a J.D. and M.B.A. from the University of California, Berkeley’s Boalt School of Law and Haas School of Business, respectively. He also holds a B.A. in Molecular Biology from Cornell University.

Scott Koenig, M.D., Ph.D. has served as a member of our board of directors since April 2002 and as chairman of our board of directors since April 2004. Dr. Koenig has served as the President and Chief Executive Officer and a director of MacroGenics, Inc., a publicly traded biopharmaceutical company, since September 2001 and was one of its co-founders. Prior to joining MacroGenics, Dr. Koenig served as Senior Vice President of Research at MedImmune Inc., a biopharmaceutical company, where he participated in the selection and maturation of its product pipeline. From 1984 to 1990, he worked in the Laboratory of Immunoregulation at the National Institute of Allergy and Infectious Diseases at the National Institutes of Health, or NIH, where he investigated the immune response to retroviruses and studied the pathogenesis of AIDS. Dr. Koenig currently serves as Chairman of the Board of Directors of the Children’s Research Institute and on the boards of directors of Children’s National Medical Center, the International Biomedical Research Alliance, and the Biotechnology Industry Organization (BIO).  Dr. Koenig received his A.B. and Ph.D. from Cornell University and his M.D. from the University of Texas Health Science Center in Houston. He completed his residency in Internal

Medicine at the Hospital of the University of Pennsylvania, and is Board certified in Internal Medicine and Allergy and Immunology. We believe that Dr. Koenig’s education and professional background in science and medicine, his experience as chief executive officer of MacroGenics and as a scientist and senior executive at other life science companies and research organizations and his service as a director of other biopharmaceutical companies, medical institutions and industry groups qualify him to serve as a member of our board of directors.

Ivana Magovcevic-Liebisch has served as a member of our board of directors since June 2014. Dr. Magovcevic-Liebisch has served as Senior Vice President, Head of Global Business Development for Teva Pharmaceutical Industries Ltd., or Teva, since April 2013. Prior to joining Teva, Dr. Magovcevic-Liebisch held several senior positions within Dyax Corp., or Dyax, from April 2001 through March 2013, most recently serving as Executive Vice President and Chief Operating Officer. Prior to joining Dyax, Dr. Magovcevic-Liebisch was Director of Intellectual Property and Patent Counsel for Transkaryotic Therapies, Inc. from November 1999 until March 2001. Dr. Magovcevic-Liebisch received her J.D. from Suffolk University Law School and her Ph.D. in genetics from Harvard University. We believe that Dr. Magovcevic-Liebisch’s extensive experience in biopharmaceutical business development and operations qualify her to serve as a member of our board of directors.

Arnold L. Oronsky, Ph.D. has served as a member of our board of directors since November 2003. Dr. Oronsky has been a general partner at InterWest Venture Management Co., a venture capital firm, since 1994. Prior to joining InterWest, Dr. Oronsky was vice president for discovery research at Lederle Laboratories, a division of American Cyanamid Company focused on the production of vaccines. Dr. Oronsky holds a Ph.D. in Immunology from Columbia University and has published over 125 scientific articles. He also serves as a Senior Lecturer in the Department of Medicine at Johns Hopkins Medical School. Dr. Oronsky serves as the chairman of the board of directors of Dynavax Technologies Corporation, a biopharmaceutical company, as well as on the board of directors TESARO, Inc., an oncology-focused biopharmaceutical company. Dr. Oronsky also served on the boards of directors of the biopharmaceutical companies, MacroGenics, Inc., from 2000 to 2014, Metabasis Therapeutics, Inc., from 2000 to 2010, and Anesiva, Inc., from 2005 to 2010. Anesiva filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California in January 2010. We believe that Dr. Oronsky’s education and professional experience in science and medicine, his experience building and operating research and development operations and his experience in the venture capital industry, particularly with biotech and pharmaceutical companies, qualify him to serve as a member of our board of directors.

James Rosen has served as a member of our board of directors since March 2010. From February 2015 through August 2016, Mr. Rosen served as Deputy Director, Venture Investing at the Bill & Melinda Gates Foundation. Prior to that, Mr. Rosen was a partner at Intersouth Partners, a venture capital firm, from January 2007 to December 2014. Prior to joining Intersouth, he spent 15 years in clinical, research and financial positions in the health care and biotechnology sectors, including serving as an equity research analyst at Brean Murray & Co., from 2000 to 2003, covering biopharmaceuticals, genomics, generics, drug delivery and medical device companies. Mr. Rosen holds a B.A. from Duke University, an M.B.A. from the University of North Carolina-Chapel Hill’s Kenan-Flagler School of Business and an M.S.P.H. from the University of North Carolina School of Public Health. We believe that Mr. Rosen’s education and professional background in science, business management and finance and his operational experience as a scientist and executive in the healthcare and biotechnology industries and as a venture capitalist concentrating on those industries, qualify him to serve as a member of our board of directors.

Anne VanLent has served as a member of our Board of Directors since August 2016. Ms. VanLent is President of AMV Advisors, providing corporate strategy and financial consulting services to emerging growth life sciences companies. Ms. VanLent had been Executive Vice President and Chief Financial Officer of Barrier Therapeutics, Inc., a publicly traded pharmaceutical company that developed and marketed prescription dermatology products, from May 2002 through April 2008. From July 1997 to October 2001, she was the Executive Vice President—Portfolio Management for Sarnoff Corporation, a multidisciplinary research and development firm. From 1985 to 1993, she served as Senior Vice President and Chief Financial Officer of The Liposome Company, Inc., a publicly-traded biopharmaceutical company. Ms. VanLent currently serves as lead director, chair of the Audit Committee, and member of the Nominating and Governance Committee of Aviragen Therapeutics, Inc.; a director, chair of the Audit Committee, and chair of the Nominating and Governance Committee of Ocera Therapeutics, Inc. (formerly Tranzyme Pharma, Inc.); and a director, chair of the Audit Committee and member of the Compliance Committee of Aegerion Pharmaceuticals, Inc., each a NASDAQ-listed pharmaceuticals company. From July 2013 to May 2016, Ms. VanLent served as a director, chair of the Audit Committee, and member of the Compensation Committee of Onconova Therapeutics, Inc., a NASDAQ-listed pharmaceuticals company; and was as a director of Integra Life Sciences Holdings, Inc., a NASDAQ-listed medical device company, where she served as chair of the Audit Committee from 2006 to 2012. Ms. VanLent received a B.A. degree in Physics from Mount Holyoke College. Our Board of Directors believes that Ms. VanLent's qualifications to sit on our Board of Directors include her extensive leadership and finance experience, and her extensive experience serving as a board member, audit committee member and audit committee chair of public companies in the life sciences industry.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics; Corporate Governance Guidelines

We have adopted a written code of business conduct and ethics that applies to our directors, executive officers and employees, as well as corporate governance guidelines. Copies of the code of business conduct and ethics and our corporate governance guidelines are posted on the Corporate Governance section of our website, which is located at www.agtc.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission. These directors, executive officers and ten-percent stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during fiscal year 2016 our directors, executive officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements, with the following exceptions:

•	Dr. Magovcevic-Liebisch, Dr. Oronsky, Mr. Hurwitz, Mr. Peacock, Dr. Koenig and Mr. Rosen each filed one late Form 4 with respect to a grant of options on November 19, 2015; and

•	Dr. Chulay filed one late Form 4 with respect to a purchase of shares of our common stock in connection with the exercise of fully-vested options on May 11, 2016.

Audit Committee

The Company has a standing audit committee consisting of Ms. VanLent, its chairperson, Mr. Hurwitz and Mr. Rosen. For fiscal year 2016, our audit committee consisted of Mr. Peacock, its chairperson, Mr. Hurwitz and Mr. Rosen.  Mr. Peacock resigned as a member of the audit committee and our board of directors in August 2016.  Among other things, the audit committee assists our board of directors in its oversight of: the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications and independence of our independent registered public accounting firm; and the performance of our independent registered public accounting firm.  Our board of directors has determined that each member of the audit committee satisfies the NASDAQ Stock Market independence standards and the independence standards of Rule 10A-3(b)(1) of the Securities Exchange Act. Each of the members of our audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and the NASDAQ Stock Market. The board of directors has also determined that each of Ms. VanLent and Mr. Peacock (until his resignation in August 2016) qualifies as an “audit committee financial expert,” as defined by applicable rules of the NASDAQ Stock Market and the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Summary

The compensation of our executive officers is determined by the compensation committee of our Board of Directors, and discussed by the committee throughout the year. Our formal annual compensation review process generally takes place during the first quarter of each fiscal year, after the results of the previous fiscal year are known. Annual variable compensation and discretionary cash bonuses for the completed fiscal year, if any, and long-term equity-based incentive compensation, if any, are awarded by the committee on a discretionary basis, generally during the first fiscal quarter, after a review of the previous fiscal year’s results.

Our compensation committee is comprised entirely of non-employee Directors, each of whom our Board of Directors has determined is independent within the meaning of the rules of The NASDAQ Stock Market. The members of the compensation committee have substantial managerial experience and wide contacts in the biotechnology and biopharmaceutical industries and in the broader healthcare industry, upon which they rely in making their determinations. The committee also takes into account publicly available information concerning the compensation practices of other companies in the biotechnology industry. This information is used by the committee informally and primarily for purposes of comparison to ascertain whether our compensation practices for our executive officers are broadly competitive.

Our Chief Executive Officer makes recommendations with regard to the compensation of our executive officers other than herself, which are reviewed by the compensation committee. Executive officers do not participate in the process of establishing their own annual compensation.

The committee does not have a formal benchmarking policy or a practice of establishing the amount of any element of our executive officers’ compensation by reference to a fixed range of percentages or percentiles of the compensation of any peer or comparison group. As a result, the determinations made by the members of our compensation committee are guided to a significant degree by their collective judgment and experience. During fiscal year 2016, the committee retained a compensation consultant, Aon Consulting’s Radford Surveys + Consulting, or Radford, to assist the committee in assessing the form and amount of compensation paid to our executives.

Our compensation committee has reviewed our compensation programs and believes that our compensation programs have not encouraged or rewarded excessive or inappropriate risk taking.

Summary Compensation Table for Fiscal Year 2016

The following table sets forth information regarding compensation earned by our President and Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers who served during fiscal year 2016. We refer to these individuals as our named executive officers.

Name	Year	Salary ($)	Option Awards ($)(1)	Bonus ($)(4)	Non-equity incentive plan compensation ($)	Other ($)(2)	Total ($)
Susan B. Washer	2016	464,000	1,030,046	—	196,504	8,507	1,699,057
President and chief executive officer	2015	400,000	658,204	—	90,000	8,625	1,156,829
Lawrence E. Bullock	2016	327,000	476,396	—	93,849	6,816	904,061
Chief financial officer	2015	300,000	717,428	—	76,500	11,154	1,105,082
Jeffrey D. Chulay, M.D.	2016	381,500	914,165	—	100,144	11,291	1,407,100
Vice president and chief medical officer	2015	350,000	274,350	—	65,625	10,691	700,666
Stephen Potter (3)	2016	314,150	656,654	—	82,464	13,994	1,067,262
Vice president and chief business officer	2015	127,083	2,366,745	—	30,500	3,676	2,528,004
Mark Shearman, Ph.D. (3)	2016	350,000	656,654	50,000	102,900	14,000	1,173,554
Chief scientific officer	2015	29,167	1,576,300	50,000	—	—	1,655,467

(1)

Represents the grant date fair value of option awards granted in fiscal years 2015 and 2016 in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“ASC 718”). See Note 8 of the notes to our financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.

(2)	Consists of 401(k) matching contributions.

(3)	Mr. Potter and Dr. Shearman were hired by us during fiscal year 2015.
(4)	Amount consists of signing bonus paid to Dr. Shearman in connection with his initial employment by us.

Narrative Disclosure to Summary Compensation Table

We review compensation annually for all of our employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

Our compensation committee reviews and discusses management’s proposed compensation with the chief executive officer for all executives other than our chief executive officer. Based on those discussions and its discretion, the compensation committee then determines the compensation and benefits of our executive officers.

In fiscal year 2016, our compensation committee engaged Radford to assist us with the identification of an appropriate peer group of companies for purposes of benchmarking the competitiveness of our executive compensation.  Our compensation committee will evaluate the need for revisions to our executive compensation program to ensure that our program is competitive with the companies with which we compete for executive talent and that it is appropriate for a public company.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of June 30, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Option Grant Date
Susan B. Washer	5,328		—	3.50	11/8/2016	11/8/2006
	19,541		—	3.50	9/18/2019	9/18/2009
	3,877		—	3.50	11/1/2021	11/1/2011
	103,085	(1)	17,601	0.35	1/6/2023	1/6/2013
	96,250	(1)	43,750	4.90	9/18/2023	9/18/2013
	53,709	(1)	45,447	14.08	4/17/2024	4/17/2014
	26,727	(1)	29,053	16.00	7/31/2024	7/31/2014
	18,333	(1)	61,667	18.48	7/21/2025	7/21/2015

Lawrence E. Bullock	58,636	(2)	41,884	12.00	3/26/2024	3/26/2014
	1,459	(2)	1,043	14.08	4/17/2024	4/17/2014
	35,466	(2)	25,333	16.00	7/31/2024	7/31/2014
	8,479	(1)	28,521	18.48	7/21/2025	7/21/2015

Jeffrey D. Chulay, M.D.	2,028		—	3.50	5/31/2017	5/31/2007
	2,142		—	3.50	9/18/2019	9/18/2009
	25,332	(1)	5,179	0.35	1/6/2023	1/6/2013
	27,920	(1)	12,691	4.90	9/18/2023	9/18/2013
	10,416	(1)	8,814	14.08	4/17/2024	4/17/2014
	11,140	(1)	12,110	16.00	7/31/2024	7/31/2014
	16,270	(1)	54,730	18.48	7/21/2025	7/21/2015

Stephen Potter	46,413	(3)	84,636	24.62	1/29/2025	1/29/2015
	11,687	(4)	39,313	18.48	7/21/2025	7/21/2015

Mark Shearman, Ph.D.	27,500	(3)	82,500	19.50	6/1/2025	6/1/2015
	11,687	(5)	39,313	18.48	7/21/2025	7/21/2015

(1)	This option becomes exercisable in equal monthly installments over four years from the date of grant.

(2)

This option became exercisable for 25% of the underlying shares on February 3, 2015, and thereafter becomes exercisable in equal monthly installments over 36 months, resulting in the option being exercisable for 100% of the underlying shares on February 3, 2018.

(3)

This option becomes exercisable for 25% of the underlying shares on the first anniversary of the grant date, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over three years, resulting in the option being exercisable for 100% of the underlying shares on the fourth anniversary of the grant date.

(4)

This option becomes exercisable for 6/48 of the underlying shares on January 21, 2016, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over four years from the date of grant.

(5)

This option becomes exercisable for 11/48 of the underlying shares on June 21, 2016, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over four years from the date of grant.

Employment Agreements, Severance and Change in Control Arrangements

Agreements with Ms. Washer and Dr. Chulay

On September 26, 2014, we entered into employment agreements with Ms. Washer and Dr. Chulay. Under the terms of her employment agreement, if we terminate Ms. Washer’s employment without “cause” or if she terminates her employment with us for “good reason” prior to a change of control or during the 12-month period following a “change of control,” in each case as those terms are defined in her employment agreement, she will be entitled to receive severance benefits, payable in a single lump sum, as follows:

•

An amount equal to the sum of (a) her then current annual base salary and (b) the product of her target bonus in effect immediately prior to the date of termination multiplied by a fraction equal to the quotient of (i) the number of days elapsed as of the termination date during the year in which the termination occurs divided by (ii) 365.

•

She will also be entitled to continue to participate in our benefits plans for a period of up to 12 months following the effective date of the termination of her employment on substantially the same terms as were in effect immediately prior to her termination.

•

In addition, if Ms. Washer’s employment is terminated by us without cause or by Ms. Washer during the 12 months following a change of control for good reason, all unvested equity awards previously granted to her will become fully vested as of the date of the termination of her employment.

•

In the event Ms. Washer terminates her employment for good reason other than during the 12-month period following a change of control, each unvested equity award previously granted to her will immediately vest with respect to 50% of the shares that are unvested as of the effective date of the termination of her employment.

•

To the extent that the vesting of any unvested awards held by Ms. Washer at the time of the termination of her employment is contingent upon the attainment of any corporate or market performance condition that has not been satisfied as of that date, the condition will be deemed to have been satisfied as of the date of termination

•	at the 100% level, in the case of a termination by us without cause or by Ms. Washer during the 12 months following a change of control for good reason, or

•	the 50% level, in the case of a termination by Ms. Washer for good reason other than during the 12 months following a change of control for good reason.

Under the terms of his employment agreement, if we terminate Dr. Chulay’s employment without “cause” or if Dr. Chulay terminates his employment for with us for “good reason” during the 12-month period following a “change of control,” in each case as those terms are defined in his employment agreement, he will be entitled to receive severance benefits, payable in a single lump sum, as follows:

•

An amount equal to the sum of (a) 75% of his then current annual base salary and (b) the product of his target bonus in effect immediately prior to the date of termination multiplied by a fraction equal to the quotient of (i) the number of days elapsed as of the termination date during the year in which the termination occurs divided by (ii) 365.

•

He will also be entitled to continue to participate in our benefits plans for a period of up to nine months following the effective date of such a termination of his employment on substantially the same terms as were in effect immediately prior to his termination.

•

In addition, if Dr. Chulay’s employment is terminated during the 12 months following a change of control by us without cause or by Dr. Chulay for good reason, all unvested equity awards previously granted to Dr. Chulay will become fully vested as of the date of such a termination of his employment.

•

In the event we terminate Dr. Chulay’s employment without cause at any time other than during the 12-month period following a change of control, each unvested equity award previously granted to Dr. Chulay will immediately vest with respect to 50% of the shares that are unvested as of the effective date of the termination of his employment.

•

To the extent that the vesting of any unvested awards held by Dr. Chulay at the time of the termination of his employment is contingent upon the attainment of any corporate or market performance condition that has not been satisfied as of that date, the condition will be deemed to have been satisfied as of the date of termination

•	at the 100% level, in the case of a termination during the 12 months following a change of control by us without cause or by Dr. Chulay for good reason, or

•	the 50% level, in the case of a termination by us without cause other than during the 12 months following a change of control.

Agreements with Dr. Shearman and Messrs. Bullock and Potter

We entered into offer letters with each of Dr. Shearman and Messrs. Bullock and Potter in connection with their employment by us. Pursuant to the terms of the offer letters, under certain circumstances, we may be required to make severance payments to Dr. Shearman and Messrs. Bullock and Potter following a termination of their respective employment by us. If, at any time following the date that is six months following the start of his respective employment with us, any of Dr. Shearman’s, Mr. Bullock’s or Mr. Potter’s employment by us is terminated (i) by us without cause or (ii) by any of Dr. Shearman, Mr. Bullock or Mr. Potter, as applicable, following a sale of all or substantially all of our stock or assets, whether by merger, acquisition or otherwise, in which he is not offered a position with the successor entity with substantially equivalent responsibilities and with total compensation, benefits and severance rights at least equivalent to those he received from us immediately prior to such event, which we refer to as a change of control termination, the affected individual will receive:

•	in the case of Dr. Shearman,

•	an amount equal to six-months of his then-current base salary and earned bonus, if the termination occurs prior to the first anniversary of the commencement of his employment, or

•	an amount equal to nine-months of his then-current base salary and earned bonus, if the termination occurs on or after the first anniversary of the commencement of his employment; and

•	if the termination is a change of control termination, all of Dr. Shearman’s outstanding unvested options will immediately vest and become exercisable; or

•	in the case of Mr. Bullock,

•	an amount equal to six-months of his then-current base salary and earned bonus, if the termination occurs prior to the first anniversary of the commencement of his employment, or

•	an amount equal to nine-months of his then-current base salary and earned bonus, if the termination occurs on or after the first anniversary of the commencement of his employment, or

•

an amount equal to twelve months of base salary and bonus, if the termination is a result of a change in control of AGTC and Mr. Bullock is not offered the position of chief financial officer of the acquiring company; or

•	in the case of Mr. Potter, an amount equal to six-months of his then-current base salary.

Additionally, in the event there is a change of control of AGTC and Mr. Bullock is not offered the position of chief financial officer of the acquiring company, then all of his then-outstanding options will fully vest upon the change of control and remain exercisable until the earlier of the second anniversary of the change of control and their scheduled expiration.

The following table provides information regarding the estimated amounts payable to our named executive officers upon the occurrence of the triggering events described, in each case assuming that the trigger event occurred on June 30, 2016, the last day of our most recently completed fiscal year, assuming that their employment agreements had been in effect as of that date. The amounts shown as payable upon the triggering events described do not include amounts earned by the individual and accrued before the occurrence of the triggering event but payable after the triggering event, such as accrued and unpaid salary or the value of accrued but unused paid-time-off.

Name and Trigger Event	Cash ($)	Equity ($)(1)	Perquisites/ Benefits ($)		Total ($)
Susan B. Washer
Termination of employment by us without cause	719,200	648,627	—	(2)	1,367,827
Termination of employment by Ms. Washer for good reason during the 12 months following a change of control	719,200	648,627	—	(2)	1,367,827
Termination of employment by Ms. Washer for good reason other than during the 12 months following a change of control	719,200	324,314	—	(2)	1,043,514
Lawrence E. Bullock
Termination of employment by us without cause	359,700	—	—		359,700
Change of control termination	359,700	—	—		359,700
Change of change of control of AGTC in which Mr. Bullock is not offered the position of chief financial officer of the acquiring company	—	89,265	—		89,265
Termination of employment by Mr. Bullock following a change of control of AGTC in which he is not offered the position of chief financial officer of the acquiring company	441,450	89,265	—		530,715
Jeffrey D. Chulay, M.D.
Termination of employment by us without cause other than during the 12 months following a change of control	419,650	94,473	4,473	(3)	518,596
Termination of employment by us without cause or by Dr. Chulay for good reason during the 12 months following a change of control	419,650	188,945	4,473	(3)	613,068
Stephen A. Potter
Termination of employment by us without cause	157,075	—	—		157,075
Change of control termination	157,075	—	—		157,075
Mark Shearman, Ph.D.
Termination of employment by us without cause	385,000	—	—		385,000
Change of control termination	385,000	—	—		385,000

(1)

Value represents the number of shares underlying unvested in-the-money stock options that would have been accelerated multiplied by the difference between the exercise prices of such options minus the closing price of our common stock on the last trading day of the year.

(2)	As of June 30, 2016, Ms. Washer did not participate in our medical, dental or vision insurance benefit programs.

(3)	Represents the value of medical, dental and vision insurance benefit continuation for nine months after termination.

Director Compensation

Our non-employee directors other than Dr. Guyer receive equity-based compensation and cash fees as follows:

•	each non-employee director receives an annual cash fee in the amount of $35,000;

•	our chairman receives an additional cash fee in the amount of $35,000;

•

the chairperson of each of our board committees receives an additional annual cash fee as follows: audit committee chair, $15,000; compensation committee chair, $10,000; and nominating and corporate governance committee chair, $7,500; and

•

each other member of a board committee receives an additional annual cash fee as follows: audit committee, $7,500; compensation committee, $5,000; and nominating and corporate governance committee, $3,750.

The cash fees described above are paid quarterly in arrears. Non-employee directors are also reimbursed upon request for travel and other out-of-pocket expenses incurred in connection with their attendance at meetings of the board and of committees on which they serve.

Upon his or her initial election to our board of directors, our non-employee directors other than Dr. Guyer are entitled to receive a non-qualified stock option, vesting in equal installments on each of the first three anniversaries of the date of grant, to purchase 16,000 shares of our common stock (increased from 12,400 shares in fiscal year 2016). In addition, each non-employee director other than Dr. Guyer remaining in office receives annually a non-qualified stock option, vesting on the first anniversary of the date of grant, to purchase 8,000 shares of our common stock (increased from 6,200 shares in fiscal year 2016). Each such initial or annual stock option is granted with an exercise price equal to the fair value of our common stock on the date of grant.

We have agreed to pay to Dr. Guyer an annual cash fee in the amount of $95,000 (increased from $85,000 for fiscal year 2016) for his service on our board of directors in lieu of the cash payments and option grants described above.

The following table sets forth information regarding compensation awarded to, earned by or paid to our non-employee directors who served during fiscal year 2016. We do not pay any compensation to our president and chief executive officer in connection with her service on our board of directors. See “Executive Compensation” for a discussion of the compensation of Ms. Washer.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Scott Koenig, M.D., Ph.D.	73,125	67,923	141,048
David R. Guyer, M.D.	84,063	—	84,063
Ed Hurwitz	49,875	67,923	117,798
Ivana Magovcevic-Liebisch, Ph.D.	40,000	67,923	107,923
Arnold L. Oronsky, Ph.D.	35,000	67,923	102,923
Bruce Peacock (3)	50,000	67,923	117,923
James Rosen	52,500	67,923	120,423

(1)	Represents amount earned or paid for service as a director during fiscal year 2016.

(2) (3)

Represents the grant date fair value of option awards granted in fiscal year 2016 in accordance with ASC 718. See Note 8 of the notes to our financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.

Mr. Peacock resigned from our board of directors effective as of August 17, 2016.

The table below shows the aggregate number of option awards held as of June 30, 2016 by each of our current non-employee directors who was serving as of that date.

Name	Number of Options Outstanding at June 30, 2016
Scott Koenig, M.D., Ph.D.	77,993
David R. Guyer, M.D.	—
Ed Hurwitz	20,263
Ivana Magovcevic-Liebisch, Ph.D.	20,263
Arnold L. Oronsky, Ph.D.	20,263
Bruce Peacock (1)	15,575
James Rosen	20,263

(1)	Mr. Peacock resigned from our board of directors effective as of August 17, 2016.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee for fiscal year 2016 were Dr. Koenig, Dr. Magovcevic-Liebisch and Mr. Rosen.  None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our company, nor has any of them ever been an officer or employee of our company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of October 18, 2016, by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of October 18, 2016 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Applied Genetic Technologies Corporation, 14193 NW 119th Terrace, Suite 10, Alachua, Florida 32615.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 18,058,284 shares of our common stock outstanding as of October 18, 2016. The number of outstanding shares beneficially owned by each stockholder below was obtained from the most recent publicly filed information, as applicable. Amounts under the heading “Right to Acquire” represent shares that may be acquired upon exercise of outstanding stock options or warrants exercisable within 60 days of October 18, 2016.

Name of Beneficial Owner	Shares Outstanding	Right to Acquire	Total	Percentage of Shares Outstanding
FMR LLC (1)	1,758,130	—	1,758,130	9.7%
Entities affiliated with InterWest Partners (2)	1,452,216	11,895	1,464,111	8.1%
Biogen Inc. (3)	1,453,957	—	1,453,957	8.1%
S.R. One, Limited (4)	1,436,448	—	1,436,448	8.0%
Intersouth Partners VI, L.P. (5)	1,214,457	—	1,214,457	6.7%
Alta Partners VIII, L.P. (6)	1,129,551	—	1,129,551	6.3%
MedImmune Ventures, Inc. (7)	1,114,092	—	1,114,092	6.2%
Steven A. Cohen (8)	1,011,300	—	1,011,300	5.6%
Susan B. Washer (9)	20,328	386,063	406,391	2.2%
Lawrence E. Bullock (10)	10,000	132,016	142,016	*
Jeffrey D. Chulay, M.D. (11)	11,400	119,784	131,184	*
Stephen Potter (12)	1,400	82,272	83,672	*
Mark Shearman, Ph.D. (13)	3,000	63,458	66,458	*
Scott Koenig, M.D., Ph.D. (14)	2,228	71,223	73,451	*
David Guyer, M.D.	—	—	—	—
Edward Hurwitz (15)(16)	1,800	17,138	18,938	*
Ivana Magovcevic-Liebisch, Ph.D. (15)	—	17,138	17,138	*
Arnold L. Oronsky, Ph.D. (2)(15)	—	17,138	17,138	*
Bruce Peacock (17)	—	3,125	3,125	*
James Rosen (15)	—	17,138	17,138	*
Anne VanLent	—	—	—	—
All current executive officers and directors (12 persons) (18)	50,156	923,368	973,524	5.1%

(1)

This information is based on a Schedule 13G/A filed with the SEC on February 12, 2016 by FMR LLC, Edward C. Johnson 3d, Abigail P. Johnson and Select Biotechnology Portfolio. Each of FMR LLC, Mr. Johnson and Ms. Johnson reported that it, he or she has sole dispositive power over 1,758,130 shares of our common stock, and Select Biotechnology Portfolio reported that it has sole voting power over 1,464,194 shares of our common stock. The address provided for FMR LLC, Mr. Johnson, Ms. Johnson and Select Biotechnology Portfolio is 245 Summer Street, Boston, MA 02210.

(2)

This information is based on a Schedule 13G filed with the SEC on February 12, 2016 by InterWest Partners VIII, L.P., InterWest Investors VIII, L.P., InterWest Investors Q VIII, L.P., InterWest Management Partners VIII, LLC, Harvey B. Cash, Philip T. Gianos, W. Stephen Holmes, Gilbert H. Kliman and Arnold L. Oronsky. InterWest Management Partners VIII, LLC is the general partner of InterWest Partners VIII, L.P., InterWest Investors VIII, L.P., InterWest Investors Q VIII, L.P., and has sole voting and investment control over the shares held by each of them. Harvey B. Cash, Philip T. Gianos, W. Stephen Holmes, Gilbert H. Kliman and Arnold L. Oronsky, a member of our board of directors, are the managing directors of InterWest Management Partners VIII, LLC. Each of the managing directors share voting and investment control with respect to the shares held by the entities affiliated with InterWest Partners. The address for these entities is c/o InterWest Partners, 2710 Sand Hill Road, Second Floor, Menlo Park, California 94025. Includes 11,895 shares of common stock issuable upon exercise of stock purchase warrants exercisable within 60 days of the date of this table.

(3)

This information is based on a Schedule 13G filed with the SEC on August 20, 2015 by Biogen Inc. and Biogen MA Inc. The address of Biogen Inc. is 225 Binney Street, Cambridge MA 02142 and the address of Biogen MA Inc. is 250 Binney Street, Cambridge, MA 02142. Biogen Inc. and Biogen MA Inc. share voting and dispositive power with respect to all of the shares of our common stock reported as beneficially owned by them.

(4)

This information is based on a Schedule 13D/A filed with the SEC on February 24, 2015 by GlaxoSmithKline plc, the indirect parent of S.R. One, Limited. The address of S.R. One, Limited is 161 Washington Street, Suite 500, Conshohocken, Pennsylvania 19428.

(5)

The address of Intersouth Partners VI, L.P. is 102 City Hall Plaza, Suite 200, Durham, North Carolina 27701. Mitchell Mumma and Dennis Dougherty are the managing members of Intersouth Associates VI, LLC, the sole general partner of Intersouth Partners VI, L.P., and share the power to vote or direct the voting of and to dispose or direct the disposition of the shares of our common stock held by Intersouth Partners VI, L.P.

(6)

This information is based on a Schedule 13D/A filed with the SEC on April 20, 2015 by Alta Partners VIII, L.P., Alta Partners Management, LLC, Farah Champsi, Daniel Janney and Guy Nohra. The address of Alta Partners VIII, L.P. is One Embarcadero Center, 37th Floor, San Francisco, California 94111. Alta Partners Management VIII, LLC is the general partner of Alta Partners VIII, L.P. and shares voting and dispositive power over 1,129,551 shares of our common stock held by Alta Partners VIII, L.P. Farah Champsi, Daniel Janney, and Guy Nohra are the managing directors of Alta Partners Management VIII, LLC and share dispositive and voting control over the shares of our common stock held by Alta Partner VIII, L.P. The amount included in the table above excludes 12,436 shares of our common stock reported as owned directly by Ms. Champsi, over which she exercises sole dispositive and voting control.

(7)

This information is based on a Schedule 13G filed with the SEC on February 17, 2015 by Astrazeneca plc and Medimmune Ventures, Inc., which reported that they shared voting and dispositive power with respect to 1,114,092 shares of our common stock. The address of Astrazeneca plc is 2 Kingdom Street, London W2 6BD and the address of MedImmune Ventures, Inc. is One MedImmune Way, Gaithersburg, Maryland 20878.

(8)

This information is based on information contained in a Schedule 13G/A filed with the SEC on February 16, 2016 by Point72 Asset Management, L.P., Point72 Capital Advisors, Inc., EverPoint Asset Management, LLC and Steven A. Cohen. Each of Point72Asset Management, L.P., Point72 Capital Advisors, Inc. and Mr. Cohen reported that it or he has shared voting and dispositive power with respect to 719,100 shares of our common stock held by certain investment funds managed by Point72Asset Management, L.P. Each of EverPoint Asset Management, LLC and Mr. Cohen reported that it or he has shared voting and dispositive power with respect to 292,200 shares of our common stock held by certain investment funds managed by EverPoint Asset Management, LLC. Point72 Capital Advisors, Inc. is the general partner of Point72 Asset Management, L.P., and Mr. Cohen controls each of Point72 Capital Advisors, Inc. and EverPoint Asset Management, LLC. The address provided therein for Point72 Asset Management, L.P., Point72 Capital Advisors, Inc. and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902. The address provided for EverPoint Asset Management, LLC is 510 Madison Avenue, New York, NY 10022.

(9)	Excludes 212,977 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(10)	Excludes 103,805 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(11)	Excludes 103,988 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(12)	Excludes 149,777 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(13)	Excludes 147,542 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(14)	Excludes 6,770 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(15)	Excludes 3,125 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(16)	Includes 1,800 shares held by the Hurwitz/Lichtenfeld Revocable Trust over which Mr. Hurwitz, as a trustee and a beneficiary, may be deemed to exercise voting and investment control.
(17)

Excludes 6,250 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.  Mr. Peacock resigned from our board of directors effective as of August 17, 2016.

(18)	Excludes 737,359 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Policies and Procedures for Related-Person Transactions

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration, approval and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a past, present or future transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

Transactions involving compensation for services provided to us by an employee, consultant or director are not considered related-person transactions under this policy. A “related person,” as determined since the beginning of our last fiscal year, is any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

The policy imposes an affirmative duty upon each director and executive officer to identify any transaction involving them, their affiliates or immediate family members that may be considered a related party transaction before such person engages in the transaction. Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

Our audit committee is responsible for reviewing and approving in advance any related-person transactions.  In determining whether to approve a related-person transaction, the audit committee will take into account, among other factors it deems appropriate, whether the related-person transaction is on terms no less favorable than terms generally available to an unaffiliated third-person under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Agreements with Our Stockholders

Biogen Collaboration and License Agreement

On July 1, 2015, we entered into a Collaboration and License Agreement, which we refer to as the collaboration agreement, with Biogen MA Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), pursuant to which we and Biogen agreed to collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat X-linked juvenile retinoschisis (“XLRS”), X-linked retinitis pigmentosa (“XLRP”) and discovery programs targeting three indications based on our adeno-associated virus vector technologies. The collaboration agreement became effective in August 2015.

Under the collaboration agreement, we will be eligible to receive upfront payments, option exercise fees and milestone payments aggregating over $1 billion, including an upfront license fee of $94.0 million which we received on August 19, 2015 and a portion of which was allocated to fund our costs incurred in connection with budgeted research and development activities for the XLRS and XLRP programs as well as the discovery programs. During fiscal year 2016, we also earned and received a $5.0 million milestone payment from Biogen for the XLRS program and we recorded other revenue of $585,000, primarily comprised of reimbursable costs for post-funding development activities that we conducted pursuant to the terms of this collaboration agreement with Biogen.  In the event that Biogen exercises its option to obtain an exclusive commercial license for one or more discovery products that are designated as clinical candidates, we are eligible to receive an option exercise fee for each drug candidate. In addition, we are eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones of up to $472.5 million collectively for the two lead programs and, together with option exercise fees, up to $592.5 million across the discovery programs. Biogen also has the right to substitute up to two discovery programs, with a limited ability to reinstate such substituted programs within six months.  In the event Biogen elects to reinstate such substituted programs, we are eligible to receive additional option exercise fees and potential development, regulatory and sales milestone payments.

Budgeted development expenses for the programs are funded by Biogen through an allocation of the upfront license fee described below, subject to cost sharing for budget overruns and additional clinical trials that may be required prior to a pivotal trial for each of the XLRS and XLRP programs.  During our development of the XLRS and XLRP products, Biogen retains the right to step in and take over the remaining development activities under specified circumstances. When Biogen assumes development responsibility, budgeted development expenses are paid by Biogen, subject to cost sharing for additional development activities. For each of the XLRS and XLRP programs, we have an option to share in development costs and resulting profits as well as an option to co-promote the second product approved in the United States. The collaboration agreement also provides for discovery programs targeting three indications whereby we will conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate.

Under the collaboration agreement, we granted Biogen an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by us for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. We also granted Biogen a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, of our interest in other intellectual property developed pursuant to the collaboration agreement. Biogen agreed to pay royalties for each licensed product at tiered rates ranging from high single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products.

Biogen Manufacturing Agreement

In connection with the collaboration agreement, we also entered into a Manufacturing License and Technology Transfer Agreement, or manufacturing license, on July 1, 2015 under which Biogen will receive an exclusive license to use AGTC’s proprietary technology platform to make AAV vectors for up to six genes based on the selection process specified in the manufacturing license. For each gene selected, we are eligible to receive a selection fee, clinical and regulatory development milestones, and commercial sales milestones. Biogen will also pay us incremental royalties for each licensed product that are a low single digit percentage of annual net sales of each product containing a gene of interest.

Biogen Equity Agreement

We also entered into a Common Stock Purchase Agreement with Biogen, or equity agreement, on July 1, 2015 pursuant to which Biogen purchased 1,453,957 shares of our common stock, at a purchase price equal to $20.63 per share, for an aggregate purchase price in cash equal to $30 million. The closing of the share purchase occurred contemporaneously with the effectiveness of the collaboration agreement on August 19, 2015.As a result of this stock purchase, Biogen beneficially owns approximately 8.1% of our total shares of common stock outstanding as of October 18, 2016.

We believe that the terms obtained and the consideration that we received, as applicable, in connection with the transactions with Biogen described above were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Director Independence

Our Board of Directors has determined that, with the exception of Ms. Washer who is our employee, all of the members of our Board of Directors are “independent directors” under the applicable rules of the Nasdaq Stock Market. Our Board of Directors has also determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is an “independent director” under the rules of the Nasdaq Stock Market applicable to such committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee engaged RSM US LLP to serve as our independent registered public accounting firm for the fiscal year ended June 30, 2016. The selection of RSM US LLP was approved by our stockholders at the 2015 annual meeting of stockholders. Our Audit Committee has also engaged RSM US LLP to serve as our independent registered public accounting firm for the fiscal year ending June 30, 2017.

Audit and Other Fees

The following table shows fees for professional audit services, audit-related fees, tax fees and other services rendered by RSM US LLP, including its affiliates, for the audit of our annual financial statements for the fiscal years ended June 30, 2016 and 2015:

Fee Category	Fiscal 2016	Fiscal 2015
Audit fees	$187,683	$238,017
Audit-related fees	31,000	—
Tax fees	40,250	—
All other fees	—	—
Total fees	$258,933	$238,017

Audit fees. Audit fees consist of fees and related expenses billed for professional services rendered for the audit of the financial statements and services that are normally provided by RSM US LLP in connection with statutory and regulatory filings or engagements and include fees for professional services rendered in connection with quarterly and annual reports. The audit fees for fiscal years 2016 and 2015 also include fees and related expenses associated with the issuance of consents by RSM US LLP to be named in our registration statements and to the use of their audit report in the registration statements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by RSM US LLP that are reasonably related to the performance of the audit or review of our financial statements, including consultation on accounting standards or accounting for specific transactions.

Tax fees. Tax fees represent fees for professional services performed by RSM US LLP with respect to tax compliance, tax advice and tax planning and related expenses. The company engages a separate professional services firm for these services, including assistance with the preparation of federal, state, and foreign income tax returns.

All other fees. All other fees represent fees for products and services provided by RSM US LLP, other than those disclosed above.

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage RSM US LLP to provide any specified services without specific audit committee pre-approval of the engagement for those services. All of the services provided by RSM US LLP during fiscal year 2016 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements —See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 104 of the Original Filing.

(2) Financial Statement Schedules —See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 104 of the Original Filing. All other schedules are omitted because they are not applicable or not required.

(3) Index to Exhibits.

Index to Exhibits

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

23.1***	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡***	XBRL Instance Document

101.SCH‡***	XBRL Taxonomy Extension Schema Document

101.CAL‡***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith
***	Previously filed
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.
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

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer
President and Chief Executive Officer
Date:	October 25, 2016