Form 10-Q
period 2016-09-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2016-11-08
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, a total of 18,068,284 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
In thousands, except per share data	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$55,980	$28,868
Investments	77,338	69,664
Grants receivable	34	954
Prepaid and other current assets	2,510	3,089
Total current assets	135,862	102,575
Investments	33,440	74,183
Property and equipment, net	2,509	2,627
Intangible assets, net	1,308	1,321
Other assets	99	91
Total assets	$173,218	$180,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,082	$1,331
Accrued and other liabilities	5,845	6,514
Deferred revenue	43,725	46,898
Total current liabilities	50,652	54,743
Deferred revenue, net of current portion	8,214	16,766
Total liabilities	58,866	71,509
Stockholders' equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 18,058 and 18,053 shares issued; 18,053 and 18,048 shares outstanding at September 30, 2016 and June 30, 2016, respectively	18	18
Additional paid-in capital	200,742	199,303
Accumulated deficit	(86,408)	(90,033)
Total stockholders' equity	114,352	109,288
Total liabilities and stockholders' equity	$173,218	$180,797

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
In thousands, except per share amounts	2016	2015
Revenue:
Collaboration revenue	$11,772	$10,992
Grant and other revenue	34	70
Total revenue	11,806	11,062
Operating expenses:
Research and development	5,571	17,488
General and administrative	2,846	2,787
Total operating expenses	8,417	20,275
Income (loss) from operations	3,389	(9,213)
Other income:
Investment income, net	236	90
Total other income, net	236	90
Net income (loss)	$3,625	$(9,123)
Net earnings (loss) per share, basic and diluted	$0.20	$(0.53)
Weighted average shares outstanding - basic	18,050	17,164
Weighted average shares outstanding - diluted	18,445	17,164

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
In thousands	2016	2015
Cash flows from operating activities
Net income (loss)	$3,625	$(9,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	1,420	1,123
Share-based collaboration expense	—	636
Depreciation and amortization	201	97
Changes in operating assets and liabilities:
Decrease (increase) in grants receivable	920	(55)
Decrease (increase) in prepaid and other assets	682	(5,838)
(Decrease) increase in accounts payable	(249)	6,420
(Decrease) increase in deferred revenues	(11,725)	98,837
(Decrease) increase in accrued and other liabilities	(669)	2,862
Net cash (used in) provided by operating activities	(5,795)	94,959
Cash flows from investing activities
Purchase of property and equipment	(21)	—
Purchase of and capitalized costs related to intangible assets	(49)	(55)
Maturity of investments	35,358	13,030
Purchase of investments	(2,400)	(26,072)
Net cash provided by (used in) investing activities	32,888	(13,097)
Cash flows from financing activities
Proceeds from exercise of common stock options	19	—
Proceeds from issuance of common stock, net of issuance costs	—	19,211
Net cash provided by financing activities	19	19,211
Net increase in cash and cash equivalents	27,112	101,073
Cash and cash equivalents, beginning of period	28,868	39,187
Cash and cash equivalents, end of period	$55,980	$140,260

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization and Operations:

Applied Genetic Technologies Corporation (the “Company” or “AGTC”) was incorporated as a Florida corporation on January 19, 1999 and reincorporated as a Delaware corporation on October 24, 2003. The Company is a clinical-stage biotechnology company developing gene therapy products designed to transform the lives of patients with severe diseases, primarily in ophthalmology.

In April 2014, the Company completed its initial public offering (“IPO”) in which it sold 4,166,667 shares of common stock at a price of $12.00 per share. The shares began trading on the Nasdaq Global Select Market on March 27, 2014 under the ticker symbol AGTC. In April 2014, the Company sold an additional 625,000 shares of common stock at the offering price of $12.00 per share pursuant to the exercise of the underwriters’ over-allotment option. The aggregate net proceeds received by the Company from the IPO offering, including exercise of the over-allotment option, amounted to $51.6 million, net of underwriting discounts and commissions and other issuance costs incurred by the Company.

In July 2014, the Company completed a follow on public offering in which it sold 2,000,000 shares of common stock at a public offering price of $15.00 per share. In August 2014, the Company sold an additional 300,000 shares of common stock at a public offering price of $15.00 per share pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the follow on offering. The aggregate net proceeds received by the Company from the follow on offering, including exercise of the overallotment option, amounted to $32.0 million, net of underwriting discounts and commissions and other offering expenses.

In July 2015, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Biogen MA, Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), pursuant to which the Company and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies.  The Collaboration Agreement became effective in August 2015.  Under the Collaboration Agreement, the Company received a non-refundable upfront payment of $94.0 million and a milestone payment of $5.0 million during the fiscal year ended June 30, 2016.  As a result of the upfront and milestone payments made by Biogen, the Company became liable to its various research partner institutions for sub-license and milestone payments, which led the Company to record an expense for collaboration-related license fees of $12.0 million.

The Company is also eligible to receive payments of up to $467.5 million under the Collaboration Agreement based on the successful achievement of future milestones under the two lead programs and up to $592.5 million based on the exercise of the option for and the successful achievement of future milestones under the three discovery programs.  Biogen will pay revenue-based royalties for each licensed product at tiered rates ranging from high single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and at rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products.  Due to the uncertainty surrounding the achievement of the future milestones, such payments were not considered fixed or determinable at the inception of the collaboration agreement and accordingly, will not be recognized as revenue unless and until they become earned.  The Company achieved the first milestone under the XLRS program in August 2015, which triggered a milestone payment from Biogen of $5.0 million and the recording of milestone revenue.  The Company is not able to reasonably predict if and when any of the remaining milestones will be achieved.

In addition to the Collaboration Agreement, in July 2015, the Company also entered into an equity agreement with Biogen.  Under the terms of the equity agreement, Biogen purchased 1,453,957 shares of common stock, at a purchase price equal to $20.63 per share, for an aggregate cash purchase price of $30.0 million.  The Company received these cash proceeds from Biogen in August 2015.  The shares issued to Biogen constitute restricted securities that may not be resold by Biogen other than in a transaction registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration requirement.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of September 30, 2016, the Company had an accumulated deficit of $86.4 million and expects to continue to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. At September 30, 2016, the Company had cash and cash equivalents and investments of $166.8 million.

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

Certain amounts reported previously have been reclassified to conform to the current period presentation, with no effect on stockholders’ equity or net loss as previously presented.

The Condensed Balance Sheet as of June 30, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2016 Annual Report on Form 10-K. Results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

Collaboration revenue

On July 1, 2015, the Company entered into the Collaboration Agreement.  This collaboration is discussed further in Note 6 to these financial statements.  The terms of this agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include, among others, (i) licenses, or options to obtain licenses, to its technology, and (ii) research and development activities to be performed on behalf of the collaborative partner.  Payments made under such arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

No milestone revenues were recognized during the quarter ended September 30, 2016.  During the quarter ended September 30, 2015, the Company recognized milestone revenue in the amount of $5.0 million.

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

Prepayments related to research and development activities were $1.8 million and $2.0 million at September 30, 2016 and June 30, 2016, respectively, and are included within the Prepaid and other current assets line item on the balance sheets.

(i)

Income taxes – The Company uses the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates.  On December 28, 2015, the United States Internal Revenue Service, or IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014.  As of September 30, 2016, the Company had no liability recorded as an uncertain tax benefit.  Currently, the Company cannot reasonably estimate the ultimate outcome of the IRS audit, however, it believes that it has followed applicable U.S. tax laws and will defend its income tax positions.

As of September 30, 2016 and June 30, 2016, the Company did not have any significant uncertain tax positions.

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

(k)

Comprehensive income or loss – Comprehensive income or loss consists of net income or loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net income or loss equals comprehensive income or loss for both periods presented.

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

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance.   A summary of the stock option activity for the three months ended September 30, 2016 and 2015 is as follows:

	For the Three Months Ended September 30,
	2016		2015
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	2,037	$13.71	1,484	$11.83
Granted	337	15.53	372	18.41
Exercised	(5)	3.50	—	—
Forfeited	(12)	19.36	(26)	9.57
Expired	—	—	—	—
Outstanding at September 30,	2,357	$13.97	1,830	$13.22
Exercisable at September 30,	1,093		500
Weighted average fair value of options granted during the period	$10.62		$12.83

For the three months ended September 30, 2016 and 2015, share-based expense related to stock options awarded to employees, non-employee directors and consultants amounted to approximately $1.4 million and $1.0 million, respectively.

For the three months ended September 30, 2016, the Company did not incur any share-based expense associated with restricted share awards granted to employees and non-employee consultants.  For the three months ended September 30, 2015, share-based expense associated with restricted share awards granted to employees and non-employee consultants amounted to $98,000.

As of September 30, 2016, there was $13.4 million of unrecognized compensation expense related to non-vested stock options.

(4)	Investments:

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of September 30, 2016 and June 30, 2016:

	September 30,	June 30,
In thousands	2016	2016
Investments - Current:
Certificates of deposit	$14,793	$18,093
Debt securities - held-to-maturity	62,545	51,571
	$77,338	$69,664
Investments - Noncurrent:
Certificates of deposit	$981	$2,544
Debt securities - held-to-maturity	32,459	71,639
	$33,440	$74,183

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	At September 30, 2016
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$55,842	$7	$(10)	55,839
Corporate obligations	6,703	—	(1)	6,702
	$62,545	$7	$(11)	$62,541
Investments - Noncurrent:
U.S. government and agency obligations	$32,459	$2	$(35)	$32,426
	$32,459	$2	$(35)	$32,426

	At June 30, 2016
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$40,609	$12	$(2)	40,619
Corporate obligations	10,962	3	(1)	10,964
	$51,571	$15	$(3)	$51,583
Investments - Noncurrent:
U.S. government and agency obligations	$71,639	$53	$(11)	$71,681
	$71,639	$53	$(11)	$71,681

The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2016, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$62,545	$62,541
Due after one year through two years	32,459	32,426
	$95,004	$94,967

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment. Therefore, the Company believes these losses to be temporary. As of September 30, 2016, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2016
Cash and cash equivalents	$55,980	$—	$—	$55,980	$55,980
Certificates of deposit	—	15,770	—	15,770	15,774
Held-to-maturity investments:
Corporate obligations	—	6,702	—	6,702	6,703
U.S. government and agency obligations	67,378	20,887	—	88,265	88,301
Total assets	$123,358	$43,359	$—	$166,717	$166,758
June 30, 2016
Cash and cash equivalents	$28,868	$—	$—	$28,868	$28,868
Certificates of deposit	—	20,626	—	20,626	20,637
Held-to-maturity investments:
Corporate obligations	—	10,964	—	10,964	10,962
U.S. government and agency obligations	73,809	38,491	—	112,300	112,248
Total assets	$102,677	$70,081	$—	$172,758	$172,715

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

The Company has granted to Biogen with respect to the XLRS and XLRP programs, and upon exercise of the option for the applicable discovery program, an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the licensed products or discovery programs developed under the Collaboration Agreement.  Biogen and the Company have also granted each other worldwide licenses, with the right to grant sublicenses, of their respective interests in other intellectual property developed under the collaboration outside of the licensed products or discovery programs.

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

During the three months ended September 30, 2016, the Company recognized revenue of approximately $11.8 million from its collaboration with Biogen.  Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended September 30,
	2016	2015
	(dollars in thousands)
Amortization of non-refundable upfront fees	$11,725	$5,992
Milestone revenue	—	5,000
Other	47	—
Total collaboration revenue	$11,772	$10,992

During the three months ended September 30, 2015, the Company recorded $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under the Collaboration Agreement.  Other revenue is primarily comprised of reimbursable costs for post-funding development activities conducted by the Company.

As a result of the upfront payment of $94.0 million made by Biogen and achievement of the $5.0 million milestone as discussed above, the Company became liable to various research partner institutions for sub-license and other payments under existing agreements with such institutions.  These agreements obligate the Company to pay to each research partner institution, amounts that range from 5% to 10% of certain proceeds received from collaboration and other arrangements, including any milestone payments received under such arrangements.  As a result, the Company recorded total collaboration costs of approximately $12.0 million associated with such obligations during the three months ended September 30, 2015. These collaboration costs included $636,000 of expense that was settled during that period by the issuance of 40,000 shares of the Company’s common stock to a research partner institution, pursuant to the terms of the existing agreement with that institution. The remainder of these sub-license and milestone fees were fully paid in cash during the fiscal year ended June 30, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of September 30, 2016, and results of operations for the three months ended September 30, 2016 and 2015. This discussion should be read in conjunction with the accompanying Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2016.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Our most advanced products consist of four ophthalmology development programs across three targets, X‑linked retinoschisis, or XLRS, X-linked retinitis pigmentosa, or XLRP, caused by mutations in the RPGR gene, and achromatopsia, or ACHM, caused by mutations in either the CNGB3 gene or the CNGA3 gene. These three inherited orphan diseases of the eye are caused by mutations in single genes that significantly affect visual function and currently lack effective medical treatments.  Our XLRS and XLRP programs are subject to our collaboration agreement with Biogen.  Our XLRS and CNGB3-related ACHM product candidates are currently in phase 1/2 human clinical trials, we recently filed an Investigational New Drug application, or IND, for our CNGA3-related ACHM product candidate, while our XLRP product candidate is in the preclinical stage.  Updates to our development pipeline goals include the following:

•

For our XLRS program, as of October 2016, we have enrolled a total of nine patients –six of whom are in the low dose group and three are in the middle dose group which completes those two groups.  Safety data to date has shown that our XLRS product candidate has been generally well tolerated, though we have observed mild to moderate ocular inflammation in the majority of patients, which resolved either without treatment or after treatment with topical or oral corticosteroids.  As specified in the clinical trial protocol, safety data from the first nine patients will be reviewed by a Data and Safety Monitoring Committee, or DSMC, before enrolling patients in the high dose group.

•

For our CNGB3-related ACHM product candidate, as of October 2016 we have enrolled three patients in the low dose group, which completes that group.  As specified in the clinical trial protocol, safety data from the first three patients will be reviewed by a DSMC before enrolling patients in the middle dose group.

•

For our CNGA3-related ACHM product candidate, we filed an IND with the United States Food and Drug Administration, or FDA, in October 2016 and began working with investigative sites to allow review by their Institutional Review Boards prior to initiating the Phase 1/2 clinical trial for that program.

•

For our XLRP product candidate, IND-enabling good laboratory practices, or GLP, toxicology studies are underway in two relevant disease models — a naturally occurring dog model and a RPGR knockout mouse model. After completion of these studies, we expect to submit an IND for that product candidate to the FDA in 2017.

•

As part of our partnership with Biogen, we are also developing new treatments for three additional indications, two of which are for ophthalmic diseases and one for a non-ophthalmic condition.  Biogen has designated adrenoleukodystrophy, or ALD, as the non-ophthalmic discovery program under this partnership. ALD is an X-linked genetic disorder that causes damage to the nervous system and adrenal glands, primarily in young boys.
•	We have other new product candidates in early stages of development that are solely owned by us, including several indications in our new otology initiative.
•

We are also conducting preclinical research to develop new product candidates for the treatment of age-related macular degeneration, or AMD, by leveraging our experience developing products in orphan ophthalmology and our work with a previous partner on a first generation product for wet AMD.

Since our inception in 1999, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology and alpha-1 antitrypsin deficiency, or AAT deficiency, an inherited orphan lung disease, including activities to manufacture product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales.  To date, we have financed our operations primarily through the sale of equity securities, proceeds from our collaboration with Biogen and, to a lesser extent, through research grants from third parties or milestone payments from a collaborator.

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

For a description of those of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended June 30, 2016.

New Accounting Pronouncements

Refer to Note 2 to the condensed financial statements included in this quarterly report for further information on recently issued accounting standards.

Results of Operations

Comparison of three months ended September 30, 2016 to three months ended September 30, 2015

Revenue

	For the Three Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$11,772	$10,992	$780	7%
Grant revenue	34	70	(36)	(51)%
Total revenue	$11,806	$11,062	$744	7%

Total revenue for the three months ended September 30, 2016 was $11.8 million compared to $11.1 million generated during the same period in 2015.  Collaboration revenue recorded during the three months ended September 30, 2016 resulted primarily from the amortization of upfront fees received under our collaboration with Biogen.  Collaboration revenue recorded in 2015 was comprised of the amortization of these upfront fees, beginning in August 2015, and also includes milestone revenue of $5.0 million that was recorded in the period following the achievement of a patient enrollment-based milestone pursuant to the terms of the collaboration agreement with Biogen. Grant revenue generated during the three months ended September 30, 2016 decreased compared to the three months ended September 30, 2015 due largely to reduced research and development activities under grant-funded projects.

Research and development expense

	For the Three Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration costs	$—	$12,034	$(12,034)	(100)%
Outside program costs	2,280	3,057	(777)	(25)%
Employee-related costs	1,603	1,238	365	29%
Share-based compensation	634	299	335	112%
Laboratory supplies	362	191	171	90%
Licenses and related fees	42	451	(409)	(91)%
Other	650	218	432	198%
Total research and development expense	$5,571	$17,488	$(11,917)	(68)%

Research and development expense for the three months ended September 30, 2016 decreased by $11.9 million to $5.6 million compared to the same period in 2015.  The decrease was largely driven by the impact of collaboration-related costs and license fees that were incurred in 2015 as a result of our entry into and receipt of fees and payments under the collaboration agreement with Biogen and which did not recur in 2016.  In addition, outside program costs decreased in 2016 compared to 2015 due largely to temporary delays encountered during the conduct of phase 1/2 human clinical trials for our XLRS and CNGB3-related ACHM product candidates.  The impact of these decreases was partially offset by higher employee-related and share-based compensation expenses and increased laboratory supply costs that were driven primarily by the hiring of additional employees and the incremental impact of new share-based incentives awarded in 2016.

General and administrative expense

	For the Three Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$1,021	$614	$407	66%
Share-based compensation	786	824	(38)	(5)%
Legal and professional fees	285	473	(188)	(40)%
Other	754	876	(122)	(14)%
Total general and administrative expense	$2,846	$2,787	$59	2%

General and administrative expense for the three months ended September 30, 2016 increased by $59,000 to $2.8 million compared to the same period in 2015.  The increase was primarily driven by higher employee-related costs from the hiring of additional employees to support our continued expansion, partially offset by lower legal and professional fees.  The higher legal and professional fees incurred in 2015 were largely attributable to professional consultations associated with the negotiation and entry into our collaboration with Biogen.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of September 30, 2016, we had an accumulated deficit of $86.4 million.  It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of September 30, 2016, we had cash, cash equivalents, and investments totaling $166.8 million. We believe that our existing cash, cash equivalents, and investments at September 30, 2016 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates and currently planned discovery programs for at least the next two years.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of September 30, 2016, our cash and cash equivalents were held in bank accounts and money market funds, while our short and long-term investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Three Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,795)	$94,959
Investing activities	32,888	(13,097)
Financing activities	19	19,211
Net increase (decrease) in cash and cash equivalents	$27,112	$101,073

Operating activities.  For the three months ended September 30, 2016, net cash used in operating activities was primarily the result of cash payments made for normal business operations and the impact of changes in our working capital accounts.  For the three months ended September 30, 2015, net cash provided by operating activities was primarily associated with the upfront cash proceeds of $104.8 million, which included an allocation of $10.8 million from the equity agreement, received during that period following our collaboration with Biogen.  Those cash proceeds were partially offset by the impact of the net loss incurred during the three months ended September 30, 2015 and changes in our working capital accounts.

Investing activities.  Net cash provided by investing activities for the three months ended September 30, 2016 consisted primarily of cash proceeds of $35.4 million from the maturity of investments, partially offset by cash outflows of $2.4 million related to the purchase of investments securities. For the three months ended September 30, 2015, net cash used in investing activities consisted primarily of cash outflows of $26.1 million related to the purchase of investment securities, partially offset by $13.0 million of proceeds from the maturity of investments.

Financing activities.  Net cash provided by financing activities during the three months ended September 30, 2016 was associated with the exercise of common stock options.  For the three months ended September 30, 2015, net cash provided by financing activities of $19.2 million was primarily related to the shares of common stock purchased by Biogen pursuant to the equity agreement that was negotiated and entered into contemporaneously with the Biogen collaboration agreement in July 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2016, which is incorporated by reference herein, for a description of our market risks.

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended June 30, 2016, our management has determined that we have a material weakness in our internal control over financial reporting which relates to the design and operation of our closing and financial reporting processes. Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended June 30, 2016 for a discussion of the actions that we have previously undertaken to remediate this material weakness. During the period covered by this Quarterly Report on Form 10-Q, we continued to: (a) provide functional and system training to employees and to prepare detailed documentation to clearly define key tasks and actions; (b) document and formalize our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; and (c) design and implement monthly manual controls to manage our financial reporting close processes and to help ensure an adequate level of segregation of duties within our finance and accounting function.  Although we had not fully remediated this material weakness as of September 30, 2016, we continue to actively engage in the implementation of these and other remediation efforts to address this material weakness.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As a result of the material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes disclosed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2016.

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

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2016 for a listing of our risk factors. There has been no material change in such risk factors since June 30, 2016.

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

Date: November 8, 2016