Form 10-Q
period 2016-12-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2017-02-08
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   x   No  ☒

As of February 3, 2017, a total of 18,083,563 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
In thousands, except per share data	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$42,499	$28,868
Investments	74,826	69,664
Grants receivable	78	954
Prepaid and other current assets	2,574	3,089
Total current assets	119,977	102,575
Investments	41,754	74,183
Property and equipment, net	2,881	2,627
Intangible assets, net	1,288	1,321
Other assets	52	91
Total assets	$165,952	$180,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$718	$1,331
Accrued and other liabilities	6,167	6,514
Deferred revenue	36,033	46,898
Total current liabilities	42,918	54,743
Deferred revenue, net of current portion	5,103	16,766
Total liabilities	48,021	71,509
Stockholders' equity:
Common stock—par value $.001 per share; shares authorized: 150,000 at December 31, 2016 and June 30, 2016; shares issued and outstanding: 18,074 and 18,053 at December 31, 2016 and June 30, 2016, respectively.	18	18
Additional paid-in capital	202,240	199,303
Accumulated deficit	(84,327)	(90,033)
Total stockholders' equity	117,931	109,288
Total liabilities and stockholders' equity	$165,952	$180,797

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
In thousands, except per share amounts	2016	2015	2016	2015
Revenue:
Collaboration revenue	$10,890	$11,843	$22,662	$22,835
Grant and other revenue	43	346	77	416
Total revenue	10,933	12,189	22,739	23,251
Operating expenses:
Research and development	6,041	7,203	11,612	24,240
General and administrative and other	2,740	2,116	5,586	5,354
Total operating expenses	8,781	9,319	17,198	29,594
Income (loss) from operations	2,152	2,870	5,541	(6,343)
Other income:
Investment income, net	227	175	463	265
Total other income, net	227	175	463	265
Income (loss) before provision for income taxes	2,379	3,045	6,004	(6,078)
Less provision for income taxes	298	-	298	-
Net income (loss)	$2,081	$3,045	$5,706	$(6,078)

Weighted Average Shares Outstanding
Weighted average shares outstanding - basic	18,067	17,998	18,061	17,585
Weighted average shares outstanding - diluted	18,393	18,262	18,430	17,585

Net income (loss) per common share
Net income (loss) per share, basic	$0.12	$0.17	$0.32	$(0.35)
Net income (loss) per share, diluted	$0.11	$0.17	$0.31	$(0.35)

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
In thousands	2016	2015
Cash flows from operating activities
Net income (loss)	$5,706	$(6,078)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	2,912	2,489
Share-based collaboration expense	—	636
Depreciation and amortization	434	196
Changes in operating assets and liabilities:
Grants receivable	876	467
Prepaid and other assets	772	(876)
Deferred revenues	(22,528)	87,113
Accounts payable	(614)	(374)
Accrued and other liabilities	(346)	2,671
Net cash provided by (used in) operating activities	(12,788)	86,244
Cash flows from investing activities
Purchase of property and equipment	(563)	(106)
Purchase of and capitalized costs related to intangible assets	(92)	(85)
Maturity of investments	64,269	20,344
Purchase of investments	(37,219)	(120,628)
Net cash provided by (used in) investing activities	26,395	(100,475)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	19,211
Proceeds from exercise of common stock options	24	235
Net cash provided by financing activities	24	19,446
Net change in cash and cash equivalents	13,631	5,215
Cash and cash equivalents, beginning of period	28,868	39,187
Cash and cash equivalents, end of period	$42,499	$44,402

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Operations:

Applied Genetic Technologies Corporation (the “Company” or “AGTC”) was incorporated as a Florida corporation on January 19, 1999 and reincorporated as a Delaware corporation on October 24, 2003.  The Company is a clinical-stage biotechnology company developing gene therapy products designed to transform the lives of patients with severe diseases, primarily in ophthalmology.

In April 2014, the Company completed its initial public offering (“IPO”) in which it sold 4,166,667 shares of common stock at a price of $12.00 per share.  The Company now trades on NASDAQ under the ticker symbol AGTC.  In April 2014, the Company sold an additional 625,000 shares of common stock at the offering price of $12.00 per share pursuant to the exercise of the underwriters’ over-allotment option.  The aggregate net proceeds received by the Company from the IPO offering, including exercise of the over-allotment option, amounted to $51.6 million, net of underwriting discounts and commissions and other issuance costs incurred by the Company.

In July 2014, the Company completed a follow on public offering in which it sold 2,000,000 shares of common stock at a public offering price of $15.00 per share.  In August 2014, the Company sold an additional 300,000 shares of common stock at a public offering price of $15.00 per share pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the follow-on offering.  The aggregate net proceeds received by the Company from the follow-on offering, including exercise of the overallotment option, amounted to $32.0 million, net of underwriting discounts and commissions and other offering expenses.

In July 2015, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Biogen MA, Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), pursuant to which the Company and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat X-linked retinoschisis (“XLRS”), X-linked retinitis pigmentosa (“XLRP”), and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies.  The Collaboration Agreement became effective in August 2015.  Under the Collaboration Agreement, the Company received a non-refundable upfront payment of $94.0 million and a milestone payment of $5.0 million during the fiscal year ended June 30, 2016.  As a result of the upfront and milestone payments made by Biogen, the Company became liable to its various research partner institutions for sub-license and milestone payments, which led the Company to record an expense for collaboration-related license fees of $12.0 million during the fiscal year ended June 30, 2016. These collaboration costs included $0.6 million of expense that was settled during that period by the issuance of 40,000 shares of the Company’s common stock to a research partner institution, pursuant to the terms of the existing agreement with that institution. The remainder of these sub-license and milestone fees were fully paid in cash during the fiscal year ended June 30, 2016.

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

The Company also entered into a Manufacturing License and Technology Transfer Agreement, or manufacturing license, under which Biogen will receive an exclusive license to use AGTC’s proprietary technology platform to make AAV vectors for up to six genes based on the selection process specified in the agreement. For each gene selected, we are eligible to receive a selection fee, clinical and regulatory development milestones, and commercial sales milestones. Biogen will pay us incremental royalties for each licensed product that are a low single digit percentage of annual net sales of each product containing a gene of interest.

The Company has devoted substantially all of its efforts to research and development, including clinical trials.  The Company has not completed the development of any products.  The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products.  As of December 31, 2016, the Company had an accumulated deficit of $84.3 million and recorded net income of $2.1 million and 5.7 million, respectively, during the three and six month periods ended December 31, 2016. While the Company expects to continue to generate some revenue from partnering, including under the collaboration with Biogen, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations.  At December 31, 2016, the Company had cash and cash equivalents and investments of $159.1 million.

2.	Summary of Significant Accounting Policies:
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

Certain amounts reported previously have been reclassified to conform to the current period presentation, with no effect on stockholders’ equity or net income (loss) as previously presented.

The Condensed Balance Sheet as of June 30, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2016 Annual Report on Form 10-K, as amended, (“June 30, 2016 Form 10-K”).  Results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

(d)

Investments—The Company’s investments consist of certificates of deposit and debt securities classified as held-to-maturity.  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in investment income.  Interest on securities classified as held-to-maturity is included in investment income.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s unaudited condensed balance sheets. Amounts expected to be recognized as revenue within the

12 months following the balance sheet date are classified as current liabilities. The Company recognizes revenue for reimbursements of research and development costs under collaboration agreements as the services are performed. The Company records these reimbursements as revenue and not as a reduction of research and development expenses, as the Company has the risks and rewards as the principal in the research and development activities.

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

No milestone revenues were recognized during the three and six month periods ended December 31, 2016.  During the three and six month periods ended December 31, 2015, the Company recognized $0 million and $5.0 million, respectively, in milestone revenues that is reflected in collaboration revenue on our unaudited statements of operations.

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

Prepayments related to research and development activities were $1.8 million and $2.0 million at December 31, 2016 and June 30, 2016, respectively, and are included within the prepaid and other current assets line item on the unaudited condensed balance sheets.

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

(j)

Income taxes – The Company uses the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates.  On December 28, 2015, the United States Internal Revenue Service (“IRS”), notified the Company of an income tax audit for the tax period ending June 30, 2014. On November 7, 2016 the IRS notified the Company that the audit was closed and no changes to the tax return will be issued.

For each of the three and six month periods ended December 31, 2016, the Company recorded an income tax provision of $0.3 million based on the Company’s alternative minimum taxable income (“AMTI”).  The Company calculates its AMTI using the alternative minimum tax (AMT) system. The Company’s federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. Corporations are exempt from AMT for all prior years in which their annual gross receipts for the 3-year period ending before the current tax year did not exceed $7.5 million. For the fiscal year ending June 30, 2017, the Company no longer qualifies for the small company exclusion. The AMT system limits the use of net operating losses used by taxpayers to offset taxable income. In 2017, the Company anticipates being subject to alternative income tax and therefore estimated tax payments of approximately $0.3 million have been made as of December 31, 2016. A credit may be earned for the tax paid on an alternative minimum tax basis and this credit can be carried forward indefinitely and used to reduce regular tax, but not below the alternative minimum tax for that future year. There were no income tax provisions during the three and six month periods ended December 31, 2015, due to the cumulative operating losses for the six months ended December 31, 2015.

As of December 31, 2016 and June 30, 2016, the Company did not have any significant uncertain tax positions.

(k)

Net income (loss) per share - Basic net income (loss) per share is based on the weighted-average number of common shares outstanding during the three and six month periods ended December 31, 2016 and 2015.

Diluted net income (loss) per share is based on the weighted-average number of common shares outstanding during the three and six month periods ended December 31, 2016 and 2015, adjusted for the dilutive effect of employee share-based compensation and other share-based compensation awards.

The dilutive impact of options and other share-based compensation awards during the three and six months ended December 31, 2016, were 0.3 million shares and 0.4 million shares, respectively, and 0.3 million shares during the three months ended December 31, 2015. Due to the net loss in the six months ended December 31, 2015, common stock equivalents of 0.4 million shares were excluded from the computation of diluted loss per share due to their anti-dilutive effect.

(l)

Comprehensive income or loss – Comprehensive income or loss consists of net income or loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net income or loss equals comprehensive income or loss for both periods presented.

(m)

New accounting pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases under GAAP.  The standard requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this standard on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation.  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows.  The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this standard on its financial statements.

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

3.	Share-based Compensation Plans:

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance.   A summary of the stock option activity for the six months ended December 31, 2016 and 2015 is as follows:

	For the Six Months Ended December 31,
	2016		2015
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	2,037	$13.71	1,484	$11.83
Granted	658	11.85	514	17.76
Exercised	(21)	1.16	(44)	5.27
Forfeited	(31)	17.80	(29)	10.31
Expired	(3)	22.64	(5)	15.19
Outstanding at December 31,	2,640	$13.28	1,920	$13.60
Exercisable at December 31,	1,267		550
Weighted average fair value of options granted during the period	$8.12		$11.90

For the three and six months ended December 31, 2016, share-based compensation expense related to stock options awarded to employees, non-employee directors and consultants amounted to approximately $1.5 million and $2.9 million, respectively, compared to $1.3 million and $2.3 million, respectively, for the three and six months ended December 31, 2015.

For the three and six months ended December 31, 2016 share-based compensation expense associated with restricted share awards granted to employees and non-employee consultants was not material.  For the three and six months ended December 31, 2015, share-based compensation expense associated with restricted share awards granted to employees and non-employee consultants amounted to $68 thousand and $166 thousand, respectively.

As of December 31, 2016, there was $13.5 million of unrecognized compensation expense related to non-vested stock options.

4.	Investments:

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of December 31, 2016 and June 30, 2016:

	December 31,	June 30,
In thousands	2016	2016
Investments - Current:
Certificates of deposit	$7,110	$18,093
Debt securities - held-to-maturity	67,716	51,571
Total investments - current	$74,826	$69,664
Investments - Noncurrent:
Certificates of deposit	$2,603	$2,544
Debt securities - held-to-maturity	39,151	71,639
Total investments - non-current	$41,754	$74,183

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	At December 31, 2016
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$61,558	$—	$(42)	61,516
Corporate obligations	6,158	—	(1)	6,157
Total investments - current	$67,716	$—	$(43)	$67,673
Investments - Noncurrent:
U.S. government and agency obligations	$37,024	$—	$(148)	$36,876
Corporate obligations	2,127	—	(11)	2,116
Total investments - non-current	$39,151	$—	$(159)	$38,992

	At June 30, 2016
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$40,609	$12	$(2)	40,619
Corporate obligations	10,962	3	(1)	10,964
	$51,571	$15	$(3)	$51,583
Investments - Noncurrent:
U.S. government and agency obligations	$71,639	$53	$(11)	$71,681
	$71,639	$53	$(11)	$71,681

The amortized cost and fair value of held-to-maturity debt securities as of December 31, 2016, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$67,716	$67,673
Due after one year through two years	39,151	38,992
	$106,867	$106,665

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value.  At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment.  Therefore, the Company believes these losses to be temporary.  As of December 31, 2016, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

5.	Fair Value of Financial Instruments and Investments:

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

The following methods and assumptions were used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument included in the table below.

Cash and Cash Equivalents.  The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months.

Certificates of Deposit.  The Company’s certificates of deposit are placed through an account registry service.  The fair value measurement of the Company’s certificates of deposit is considered Level 2 of the fair value hierarchy as the inputs are based on quoted prices for identical assets in markets that are not active.  The carrying amounts of the Company’s certificates of deposit reported in the unaudited condensed balance sheets approximate fair value.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2016
Cash and cash equivalents	$42,499	$—	$—	$42,499	$42,499
Certificates of deposit	—	9,694	—	9,694	9,713
Held-to-maturity investments:
Corporate obligations	—	8,273	—	8,273	8,285
U.S. government and agency obligations	75,519	22,873	—	98,392	98,582
Total assets	$118,018	$40,840	$—	$158,858	$159,079
June 30, 2016
Cash and cash equivalents	$28,868	$—	$—	$28,868	$28,868
Certificates of deposit	—	20,626	—	20,626	20,637
Held-to-maturity investments:
Corporate obligations	—	10,964	—	10,964	10,962
U.S. government and agency obligations	73,809	38,491	—	112,300	112,248
Total assets	$102,677	$70,081	$—	$172,758	$172,715

6.	Collaboration Agreement with Biogen

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

Biogen will also receive an exclusive license to use the Company’s proprietary manufacturing technology platform to make Adeno-Associated Virus (“AAV”) vectors for up to six genes, three of which are at the Company’s discretion, in exchange for payment of milestones and royalties.

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

Under the Collaboration Agreement, the Company received a non-refundable upfront payment of $94.0 million in August 2015 which it recorded as deferred revenue.  This upfront payment of $94.0 million was allocated among the separate units of accounting discussed above using the relative selling price method.  In addition to the Collaboration Agreement, on July 1, 2015, the Company also entered into an equity agreement with Biogen.  Under the terms of this equity agreement, Biogen purchased 1,453,957 shares of the Company’s common stock, at a purchase price equal to $20.63 per share, for an aggregate cash purchase price of $30.0 million which the Company also received in August 2015.  The shares issued to Biogen represented approximately 8.1 percent of the Company’s outstanding common stock on a post-issuance basis, calculated on the number of shares that were outstanding at June 30, 2015, and constitute restricted securities that may not be resold by Biogen other than in a transaction registered under, or pursuant to an exemption from the registration requirements of, the Securities Act of 1933, as amended.  Accounting standards for multiple element arrangements contain a presumption that separate contracts negotiated or entered into at or near to the same time with the same entity were likely negotiated as a package and should be evaluated as a single agreement.  The Company determined that the price of $20.63 paid by Biogen included a premium of $7.45 per share over the fair value of the Company’s stock price, calculated based upon the stock price on the date of close of the agreement and adjusted for lack of marketability due to restrictions. Accordingly, the total premium of $10.8 million was also recorded as deferred revenue and, together with the $94.0 million, allocated to the separate units of accounting identified above using the relative selling price method as discussed in Note 2 to these financial statements.  The Company will record revenue based on the revenue recognition criteria applicable to each separate unit of accounting. For amounts received up-front and initially deferred, the Company will recognize the deferred revenue on a straight-line basis over the estimated service periods in which it is required to perform the research and development activities associated with each unit of accounting, anticipated to be between 2 and 4 years.

The Company recognized collaboration revenue of $10.9 million and $11.8 million during the three months ended December 31, 2016 and 2015, respectively, and $22.7 million and $22.8 million during the six months ended December 31, 2016 and 2015, respectively, from its collaboration with Biogen. Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
	(dollars in thousands)
Amortization of non-refundable upfront fees	$10,803	$11,725	$22,528	$17,717
Milestone revenue	—	—	—	5,000
Other	87	118	134	118
Total collaboration revenue	$10,890	$11,843	$22,662	$22,835

During the six months ended December 31, 2015, the Company recorded $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under the Collaboration Agreement.  Other revenue is primarily comprised of reimbursable costs for post-funding development activities conducted by the Company.

As a result of the upfront payment of $94.0 million made by Biogen and achievement of the $5.0 million milestone as discussed above, the Company became liable to various research partner institutions for sub-license and other payments under existing agreements with such institutions.  These agreements obligate the Company to pay to each research partner institution, amounts that range from 5 percent to 10 percent of certain proceeds received from collaboration and other arrangements, including any milestone payments received under such arrangements.  As a result, the Company recorded total collaboration costs of approximately $12.0 million associated with such obligations during the six months ended December 31, 2015.  These collaboration costs included $0.6 million of expense that was settled during that period by the issuance of 40,000 shares of the Company’s common stock to a research partner institution, pursuant to the terms of the existing agreement with that institution. The remainder of these sub-license and milestone fees were fully paid in cash during the fiscal year ended June 30, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of December 31, 2016, and results of operations for the three and six months ended December 31, 2016 and 2015. This discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2016, as amended, (“June 2016 Form 10-K”).  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company using gene therapy based on the adeno-associated virus (“AAV”), to develop genetic therapies to treat patients with inherited diseases.  Each treatment is precisely designed to address a specific genetic disorder.  Our most advanced gene therapy programs are designed to produce treatments that will restore visual function in patients with rare blinding diseases. Gene therapies are complex with interdependent components that must work in harmony.  Fifteen years of gene therapy experience allows us to design and construct all critical gene therapy components and bring them together to develop potentially effective treatments for patients.  We are committed to attracting and maintaining a team with a substantial breadth of clinical and scientific expertise who can foster an atmosphere of scientific growth and discovery.

Our most advanced products consist of four ophthalmology product candidates: X‑linked retinoschisis (“XLRS”), X-linked retinitis pigmentosa (“XLRP”), caused by mutations in the RPGR gene, and achromatopsia (“ACHM”), caused by mutations in either the CNGB3 gene or the CNGA3 gene. These inherited orphan diseases of the eye are caused by mutations in single genes that significantly affect visual function and currently lack effective medical treatments.  Our XLRS and XLRP product candidates are subject to our collaboration agreement with Biogen. Our XLRS and CNGB3-related ACHM product candidates are currently in Phase 1/2 human clinical trials, we recently filed an Investigational New Drug (“IND”) application for our CNGA3-related ACHM product candidate, and we expect to file the IND for our XLRP product candidate in 2017. Updates to our development pipeline goals include the following:

•

For our XLRS program, we currently have enrolled a total of eleven patients – six of whom are in the low dose group, three are in the middle dose group which completes those two groups, and two in the high dose group. The Company is scheduling the final patient to complete this three-patient dose group. Safety data to date have shown that our XLRS product candidate has been generally well tolerated, though we have observed mild to moderate ocular inflammation in the majority of patients, which resolved either without treatment or after treatment with topical or oral corticosteroids and which led us to amend the protocol to include consistent use of corticosteroids as stated in our June 2016 10-K.

•

For our CNGB3-related ACHM product candidate, we currently have three patients enrolled in the low dose group, which completes that group. The Data and Safety Monitoring Committee (“DSMC”) has requested follow-up testing on patients in this group which the Company expects to complete this quarter. The Company has identified patients to enroll in the next dose group upon review of the follow-up testing with the DSMC.

•

For our CNGA3-related ACHM product candidate, we filed an IND with the United States Food and Drug Administration (“FDA”), in October 2016 and are now working with domestic and international investigative sites to complete site initiation activities prior to enrolling patients in the Phase 1/2 clinical trial for that program.

•

For our XLRP product candidate, IND-enabling toxicology studies, conducted in compliance with good laboratory practices (“GLP”), are underway in two relevant disease models — a naturally occurring dog model and a RPGR knockout mouse model. After completion of these studies, we expect to submit an IND for that product candidate to the FDA in 2017.

•

As part of our collaboration with Biogen, we are also developing new treatments for three additional indications, two of which are for ophthalmic diseases and one for a non-ophthalmic condition.  Biogen has designated adrenoleukodystrophy (“ALD”), as the non-ophthalmic discovery program under this collaboration agreement.  ALD is an X-linked genetic disorder that causes damage to the nervous system and adrenal glands, primarily in young boys.

•	We have other new product candidates in the early stages of development that are solely owned by us, including several indications in our new otology initiative.
•

We are also conducting preclinical research to develop new product candidates for the treatment of age-related macular degeneration (“AMD”), by leveraging our experience developing products in orphan ophthalmology and our work with a previous partner on a first-generation product for wet AMD.

•

On January 24, 2017, we entered into a strategic research and development collaboration with Bionic Sight. We will combine our expertise in gene therapy and ophthalmology with Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding to develop an optogenetic therapy for patients with visual deficits or blindness due to retinal disease. Financial terms of the relationship have not been disclosed, but under the agreement we have made a minority investment in Bionic Sight.

•

An important initiative for 2017 is the ongoing work in capsid and promoter selection, assay development and process development to keep AGTC at the forefront of AAV technology. Examples of these efforts include our collaborations with 4D Molecular Therapeutics, LLC, the University of Florida and Synpromics Ltd, as well as our on-going internal research efforts.

Since our inception in 1999, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology and other orphan indications, including activities to manufacture products in compliance with good manufacturing practices (“GMP”), preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales.  To date, we have financed our operations primarily through the sale of equity securities, proceeds from our collaboration with Biogen and, to a lesser extent through research grants from third parties.

While we expect to continue to generate some revenue from partnering, including our collaboration with Biogen, we do not anticipate that we will generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty.  As a result, we expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Because of the risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation.  We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our June 2016 Form 10-K, for the year ended June 30, 2016.

New Accounting Pronouncements

Refer to Note 2 to the condensed financial statements included in this quarterly report for further information on recently issued accounting standards.

Results of Operations

Comparison of the three months ended December 31, 2016 to the three months ended December 31, 2015

Revenue

	For the Three Months Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$10,890	$11,843	$(953)	(8)%
Grant revenue	43	346	(303)	(88)%
Total revenue	$10,933	$12,189	$(1,256)	(10)%

Total revenue for the three months ended December 31, 2016 was $10.9 million compared to $12.2 million generated during the same period in 2015.  Collaboration revenue recorded during the three months ended December 31, 2016 and 2015 resulted primarily from the amortization of upfront fees received under our collaboration with Biogen which began in August 2015. Grant revenue decreased $0.3 million during the three months ended December 31, 2016 compared to the same period in 2015, largely attributable to reduced research and development activities on grant-funded projects.

Research and development expense

	For the Three Months Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Outside program costs	$2,232	$2,749	$(517)	(19)%
Employee-related costs	1,916	1,358	558	41%
Share-based compensation	646	873	(227)	(26)%
Laboratory supplies	492	271	221	82%
Licenses and related fees	3	1,506	(1,503)	(100)%
Other	752	446	306	69%
Total research and development expense	$6,041	$7,203	$(1,162)	(16)%

Research and development expense for the three months ended December 31, 2016 decreased by $1.2 million to $6.0 million compared to the same period in 2015. The period-over-period decrease was largely driven by the reduction of licenses and related fees which were lower during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to technology access fees that were incurred in 2015 and did not recur in 2016. In addition, outside program costs decreased during the three months ended December 31, 2016 compared to the three months ended December 31, 2015, due largely to temporary delays encountered during the conduct of Phase 1/2 human clinical trials for our XLRS and CNGB3-related ACHM product candidates. The impact of these decreases was partially offset by higher employee-related costs that were driven primarily by hiring additional employees, as well as higher laboratory supply costs.

General and administrative expense

	For the Three Months Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$954	$739	$215	29%
Share-based compensation	846	493	353	72%
Legal and professional fees	201	240	(39)	(16)%
Other	739	644	95	15%
Total general and administrative expense	$2,740	$2,116	$624	29%

General and administrative expense for the three months ended December 31, 2016 increased by $0.6 million to $2.7 million compared to the same period in 2015. The increase was primarily driven by higher share-based compensation and employee-related costs which resulted from hiring additional employees to support our continued expansion. The increases were partially offset by lower legal and professional fees during the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Comparison of six months ended December 31, 2016 to the six months ended December 31, 2015

Revenue

	For the Six Months Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$22,662	$22,835	$(173)	(1)%
Grant revenue	77	416	(339)	(81)%
Total revenue	$22,739	$23,251	$(512)	(2)%

Total revenue for the six months ended December 31, 2016 was $22.7 million compared to $23.3 million generated during the same period in 2015.  Collaboration revenue recorded during the six months ended December 31, 2016 and 2015 resulted primarily from the amortization of upfront fees received under our collaboration agreement with Biogen which began in August 2015. Grant revenue decreased $0.3 million during the six months ended December 31, 2016 compared to same period in 2015, largely attributable to reduced research and development activities on grant-funded projects.

Research and development expense

	For the Six Months Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration costs	$-	$12,034	$(12,034)	(100)%
Outside program costs	4,511	5,806	(1,295)	(22)%
Employee-related costs	3,520	2,596	924	36%
Share-based compensation	1,281	1,172	109	9%
Licenses and related fees	6	1,506	(1,500)	(100)%
Laboratory supplies	854	462	392	85%
Other	1,440	664	776	117%
Total research and development expense	$11,612	$24,240	$(12,628)	(52)%

Research and development expense for the six months ended December 31, 2016 decreased by $12.6 million to $11.6 million compared to the same period in 2015.  The decrease was largely driven by the impact of collaboration-related costs and license fees that were incurred in 2015 as a result of our entry into and receipt of fees and payments under the collaboration agreement with Biogen and which did not recur in 2016. Also, licenses and related fees decreased during the six months ended December 31, 2016 compared to the six months ended December 31, 2015 due to technology access fees that were incurred in 2015 and did not recur in 2016. In addition, outside program costs decreased in 2016 compared to 2015 due largely to temporary delays encountered during the conduct of Phase 1/2 human clinical trials for our XLRS and CNGB3-related ACHM product candidates.  The impact of these decreases was partially offset by higher employee-related and share-based compensation expenses that were driven primarily by hiring additional employees and the incremental impact of new share-based incentives awarded in 2016, as well as higher laboratory supplies and other costs during 2016, when compared to 2015.

General and administrative expense

	For the Six Months Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$1,976	$1,353	$623	46%
Share-based compensation	1,631	1,317	314	24%
Legal and professional fees	485	713	(228)	(32)%
Other	1,494	1,971	(477)	(24)%
Total general and administrative expense	$5,586	$5,354	$232	4%

General and administrative expense for the six months ended December 31, 2016 increased by $0.2 million to $5.6 million compared to the same period in 2015. The increase was primarily driven by higher employee-related and share-based compensation costs which resulted from hiring additional employees to support our continued expansion, partially offset by lower legal and professional fees and other expenses. The higher legal and professional fees incurred in 2015 were largely attributable to professional consultations associated with the negotiation and entry into our collaboration with Biogen.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of December 31, 2016, we had an accumulated deficit of $84.3 million.  It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of December 31, 2016, we had cash, cash equivalents, and investments totaling $159.1 million.  We believe that our existing cash, cash equivalents, and investments at December 31, 2016 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates and currently planned discovery programs for at least the next two years.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of December 31, 2016, our cash and cash equivalents were held in bank accounts and money market funds, while our short and long-term investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Six Months Ended December 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,788)	$86,244
Investing activities	26,395	(100,475)
Financing activities	24	19,446
Net increase in cash and cash equivalents:	$13,631	$5,215

Operating activities.  For the six months ended December 31, 2016, net cash used in operating activities was primarily the result of cash payments made for normal business operations and the impact of changes in our working capital accounts.  For the six months ended December 31, 2015, net cash provided by operating activities was primarily associated with the upfront cash proceeds of $104.8 million, which included an allocation of $10.8 million from the equity agreement, and milestone payment of $5.0 million received during that period following our collaboration with

Biogen.  Those cash proceeds were partially offset by the impact of the net loss incurred during the six months ended December 31, 2015 and changes in our working capital accounts.

Investing activities.  Net cash provided by investing activities for the six months ended December 31, 2016 consisted primarily of cash proceeds of $64.3 million from the maturity of investments, partially offset by cash outflows of $37.2 million related to the purchase of investments securities.  For the six months ended December 31, 2015, net cash used in investing activities consisted primarily of cash outflows of $120.6 million related to the purchase of investment securities, partially offset by $20.3 million of proceeds from the maturity of investments.

Financing activities.  Net cash provided by financing activities during the six months ended December 31, 2016 was associated with the exercise of common stock options.  For the six months ended December 31, 2015, net cash provided by financing activities of $19.4 million was primarily related to the shares of common stock purchased by Biogen pursuant to the equity agreement that was negotiated and entered into contemporaneously with the Biogen collaboration agreement in July 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended June 30, 2016, our management has determined that we have a material weakness in our internal control over financial reporting which relates to the design and operation of our closing and financial reporting processes.  Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended June 30, 2016 for a discussion of the actions that we have previously undertaken to remediate this material weakness.  During the period covered by this Quarterly Report on Form 10-Q, we continued to: (a) provide functional and system training to employees and to prepare detailed documentation to clearly define key tasks and actions; (b) document and formalize our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; (c) hire additional employees to provide further support to our finance and accounting team; and (d) design and implement monthly manual controls to manage our financial reporting close processes and to help ensure an adequate level of segregation of duties within our finance and accounting function.  Although we had not fully remediated this material weakness as of December 31, 2016, we continue to actively engage in the implementation of these and other remediation efforts to address this material weakness.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As a result of the material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes disclosed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2016.

Changes in Internal Control over Financial Reporting

As described under “Material Weakness in Internal Control over Financial reporting,” above, during the period covered by this Quarterly Report on Form 10-Q we took and are continuing to take remedial actions intended to correct material weaknesses in our system of internal controls over financial reporting, which remedial actions have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Except for those remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*	Employment Letter Agreement dated as of October 29, 2016 between Applied Genetic Technologies Corporation and Michael Goldstein

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Applied Genetic Technologies Corporation

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Applied Genetic Technologies Corporation

32.1***	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Applied Genetic Technologies Corporation

101**	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Management Compensation Agreement
**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ Lawrence E. Bullock
Lawrence E. Bullock, Chief Financial Officer

Date: February 8, 2017