Form 10-K/A
period 2016-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2017-03-09
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Applied Genetic Technologies Corporation (“AGTC”, the “Company”, “we”, or “us”) for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2016 (the “Original Filing”), as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on October 25, 2016 (the “Prior Amendment”), is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.

Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing, as amended by the Prior Amendment. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, the Prior Amendment, and the Company's filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements (previously filed with the Original Filing).

(2) Financial Statement Schedules —Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

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

Exhibit number	Description
10.40*

Letter Agreement dated January 22, 2014 by and between the Company and Larry Bullock (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

23.1***	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Previously filed with the Original Filing.
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/Susan B. Washer
Susan B. Washer
President and Chief Executive Officer
Date:	March 9, 2017