Form 10-Q
period 2017-03-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2017-05-10
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of May 5, 2017 was 18,083,563.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
In thousands, except per share data	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$35,500	$28,868
Investments	96,228	69,664
Grants receivable	169	954
Prepaid and other current assets	3,797	3,089
Total current assets	135,694	102,575
Investments	16,995	74,183
Property and equipment, net	2,720	2,627
Intangible assets, net	1,264	1,321
Other assets	2,107	91
Total assets	$158,780	$180,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$817	$1,331
Accrued and other liabilities	6,372	6,514
Deferred revenue	24,818	46,898
Total current liabilities	32,007	54,743
Deferred revenue, net of current portion	8,411	16,766
Total liabilities	40,418	71,509
Stockholders' equity:
Common stock—par value $.001 per share; shares authorized: 150,000 at March 31, 2017 and June 30, 2016; shares issued and outstanding: 18,084 and 18,077, respectively, at March 31, 2017; shares issued outstanding: 18,053 and 18,048, respectively, at June 30, 2016.	18	18
Additional paid-in capital	203,492	199,303
Accumulated deficit	(85,148)	(90,033)
Total stockholders' equity	118,362	109,288
Total liabilities and stockholders' equity	$158,780	$180,797

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
In thousands, except per share amounts	2017	2016	2017	2016
Revenue:
Collaboration revenue	$8,297	$11,882	$30,959	$34,717
Grant and other revenue	91	115	169	531
Total revenue	8,388	11,997	31,128	35,248
Operating expenses:
Research and development	6,303	7,868	17,916	32,108
General and administrative and other	2,921	2,362	8,507	7,716
Total operating expenses	9,224	10,230	26,423	39,824
(Loss) income from operations	(836)	1,767	4,705	(4,576)
Other income:
Investment income, net	236	202	700	467
Total other income, net	236	202	700	467
Provision for income Taxes	221	—	519	—
Net (loss) income	$(821)	$1,969	$4,886	$(4,109)
Net (loss) income per share, basic and diluted	$(0.05)	$0.11	$0.27	$(0.23)
Weighted average shares outstanding - basic	18,081	18,033	18,068	17,735
Weighted average shares outstanding - diluted	18,081	18,472	18,408	17,735

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
In thousands	2017	2016
Cash flows from operating activities
Net income (loss)	$4,886	$(4,109)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	4,161	3,605
Share-based collaboration expense	—	636
Depreciation and amortization	657	375
Non-cash interest expense	320	289
Changes in operating assets and liabilities:
Grants receivable	785	352
Prepaid and other assets	(725)	(1058)
Accounts payable	(514)	294
Deferred revenues	(30,435)	75,389
Accrued and other liabilities	(142)	2,617
Net cash provided by (used in) operating activities:	(21,007)	78,390
Cash flows from investing activities
Purchase of property and equipment	(560)	(2,239)
Purchase of and capitalized costs related to intangible assets	(132)	(105)
Investment in Bionic Sight	(2,000)	—
Maturity of investments	80,821	31,424
Purchase of investments	(50,517)	(148,219)
Net cash provided by (used in) investing activities:	27,612	(119,139)
Cash flows from financing activities
Proceeds from exercise of common stock options	27	235
Proceeds from issuance of common stock, net of issuance costs	—	19,211
Net cash provided by financing activities:	27	19,446
Net change in cash and cash equivalents	6,632	(21,303)
Cash and cash equivalents, beginning of period	28,868	39,187
Cash and cash equivalents, end of period	$35,500	$17,884

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Operations:

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

In July 2015, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Biogen MA, Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), pursuant to which the Company and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat X-linked retinoschisis (“XLRS”), X-linked retinitis pigmentosa (“XLRP”), and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies.  The Collaboration Agreement became effective in August 2015.  The Collaboration Agreement and other transactions with Biogen are discussed further in Note 6 to these financial statements.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products.  The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products.  As of March 31, 2017, the Company had an accumulated deficit of $85.1 million and recorded net loss of $0.8 million and net income of $4.9 million, respectively, during the three and nine month periods ended March 31, 2017. While the Company expects to continue to generate some revenue from partnering, including under the collaboration with Biogen, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations.  At March 31, 2017, the Company had cash and cash equivalents and investments of $148.7 million.

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

The Condensed Balance Sheet as of June 30, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2016 Annual Report on Form 10-K, as amended, (“June 30, 2016 Form 10-K”).  Results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

The Company evaluates the terms of sponsored research agreement grants and federal grants to assess the Company’s obligations and if the Company’s obligations are satisfied by the passage of time, revenue is recognized on a straight-line basis. In situations where the performance of the Company’s obligations has been satisfied when the grant is received, revenue is recognized upon receipt of the grant. Certain grants contain refund provisions. The Company reviews those refund provisions to determine the likelihood of repayment. If the likelihood of repayment of the grant is determined to be remote, the grant is recognized as revenue. If the probability of repayment is determined to be more than remote, the Company records the grant as a deferred revenue, until such time that the grant requirements have been satisfied.

Collaboration revenue

On July 1, 2015, the Company entered into the Collaboration Agreement.  This collaboration is discussed further in Note 6 to these financial statements.  The terms of this Collaboration Agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include, among others, (i) licenses, or options to obtain licenses, to its technology, and (ii) research and development activities to be performed on behalf of the collaborative partner.  Payments made under such arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

Multiple element arrangements are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be treated as a single unit of accounting.  Deliverables under an agreement are required to be treated as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

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

If the delivered element does not have stand-alone value, the arrangement is then treated as a single unit of accounting and the Company recognizes the consideration received under the arrangement as revenue on a straight-line basis over its estimated period of performance.  The Company’s anticipated periods of performance, typically the terms of its research and development obligations, are subject to estimates by management and may change over the course of the collaboration agreement.  Such changes could have a material impact on the amount of revenue recorded in future periods.

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

Deferred revenue

Amounts received by the Company prior to satisfying the above revenue recognition criteria are recorded as deferred revenue on the unaudited condensed balance sheets.  Amounts not expected to be recognized within 12 months of the balance sheet date are classified as non-current deferred revenue on the unaudited condensed balance sheets.

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

Prepayments related to research and development activities were $2.0 million and $2.0 million at March 31, 2017 and June 30, 2016, respectively, and are included in prepaid and other current assets on the unaudited condensed balance sheets.

(i)

Share-based compensation – The Company accounts for share-based awards issued to employees in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation and generally recognizes share-based compensation expense on a straight-line basis over the periods during which the employees are required to provide service in exchange for the award.  In addition, the Company issues stock options and restricted shares of common stock to non-employees in exchange for consulting services and accounts for these in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees (“ASC 505-50”).  Under ASC 505-50, share-based awards to non-employees are subject to periodic fair value re-measurement over their vesting terms.

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

For the three and nine month periods ended March 31, 2017, the Company recorded an income tax provision of $0.2 million and $0.5 million, respectively, based on the Company’s alternative minimum taxable income (“AMTI”).  The Company calculates its AMTI using the alternative minimum tax (“AMT”) system. The Company’s federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. Corporations are exempt from AMT for all prior years in which their annual gross receipts for the 3-year period ending before the current tax year did not exceed $7.5 million. For the fiscal year ending June 30, 2017, the Company no longer qualifies for the small company exclusion. The AMT system limits the use of net operating losses used by taxpayers to offset taxable income. In 2017, the Company anticipates being subject to alternative minimum income tax and therefore estimated tax payments of approximately $0.5 million have been made as of March 31, 2017. A credit may be earned for the tax paid on an alternative minimum tax basis and this credit can be carried forward indefinitely and used to reduce regular tax, but not below the alternative minimum tax for that future year. There were no income tax provisions during the three and nine month periods ended March 31, 2016, due to the cumulative operating losses for the nine months ended March 31, 2016.

As of March 31,2017 and June 30, 2016, the Company did not have any significant uncertain tax positions.

(k)

Net (loss) income per share - Basic net (loss) income per share is based on the weighted-average number of common shares outstanding during the three and nine month periods ended March 31, 2017 and 2016. Diluted net (loss) income per share is based on the weighted-average number of common shares outstanding during the three and nine month periods ended March 31, 2017 and 2016, adjusted for the dilutive effect of employee share-based compensation and other share-based compensation awards.

The dilutive impact of options and other share-based compensation awards during the nine months ended March 31, 2017, was 0.3 million shares and 0.4 million shares during the three months ended March 31, 2016. Due to the net loss in the three months ended March 31, 2017 and the nine months ended March 31, 2016, common stock equivalents of 0.3 and  0.4 million shares, respectively, were excluded from the computation of diluted loss per share due to their anti-dilutive effect.

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

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance.   A summary of the stock option activity for the nine months ended March 31, 2017 and 2016 is as follows:

	For the Nine Months Ended March 31,
	2017		2016
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	2,037	$13.71	1,484	$11.83
Granted	831	11.00	567	17.30
Exercised	(31)	0.90	(44)	5.27
Forfeited	(93)	13.98	(39)	12.90
Expired	(29)	17.07	(6)	15.50
Outstanding at March 31,	2,715	$12.98	1,962	$13.53
Exercisable at March 31,	1,392		810
Weighted average fair value of options granted during the period	$7.59		$12.00

For the three and nine months ended March 31, 2017, share-based compensation expense related to stock options awarded to employees, non-employee directors and consultants amounted to approximately $1.2 million and $4.2 million, respectively, compared to $1.1 million and $3.4 million, respectively, for the three and nine months ended March 31, 2016.

For the three and nine months ended March 31, 2017 share-based compensation expense associated with restricted share awards granted to employees and non-employee consultants was not material.  For the three and nine months ended March 31, 2016, share-based compensation expense associated with restricted share awards granted to employees and non-employee consultants amounted to $0 thousand and $166 thousand, respectively.

As of March 31, 2017, there was $12.6 million of unrecognized compensation expense related to non-vested stock options.

4.	Investments:

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of March 31, 2017 and June 30, 2016:

	March 31,	June 30,
In thousands	2017	2016
Investments - Current:
Certificates of deposit	$7,288	$18,093
Debt securities - held-to-maturity	88,940	51,571
Total	$96,228	$69,664
Investments - Noncurrent:
Certificates of deposit	$2,824	$2,544
Debt securities - held-to-maturity	14,171	71,639
Total	$16,995	$74,183

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	At March 31, 2017
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$86,016	$—	$(136)	$85,880
Corporate obligations	2,924		(1)	2,923
	$88,940	$—	$(137)	$88,803
Investments - Noncurrent:
U.S. government and agency obligations	$12,065	$—	$(65)	$12,000
Corporate obligations	2,106		(9)	2,097
	$14,171	$—	$(74)	$14,097

	At June 30, 2016
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$40,609	$12	$(2)	$40,619
Corporate obligations	10,962	3	(1)	10,964
	$51,571	$15	$(3)	$51,583
Investments - Noncurrent:
U.S. government and agency obligations	$71,639	$53	$(11)	$71,681
	$71,639	$53	$(11)	$71,681

The amortized cost and fair value of held-to-maturity debt securities as of March 31, 2017, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$88,940	$88,803
Due after one year through two years	14,171	14,097
	$103,111	$102,900

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value.  At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment.  Therefore, the Company believes these losses to be temporary.  As of March 31, 2017, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

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

Debt securities – held-to-maturity.  The Company’s investments in debt securities classified as held-to-maturity generally include U.S. Treasury Securities, government agency obligations, and corporate obligations.  U.S. Treasury Securities and U.S. government agency obligations are valued using quoted market prices.  Valuation adjustments are not applied.  Accordingly, U.S. Treasury Securities are considered Level 1 of the fair value hierarchy.  The fair values of U.S. government agency and corporate obligations are generally determined using recently executed transactions, broker quotes, market price quotations where these are available or other observable market inputs for the same or similar securities. As such, the Company classifies its investments in U.S. agency and corporate obligations within Level 2 of the hierarchy.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
March 31, 2017
Cash and cash equivalents	$35,500	$—	$—	$35,500	$35,500
Certificates of deposit	—	10,100	—	10,100	10,112
Held-to-maturity investments:
Corporate obligations	—	5,022	—	5,022	5,030
U.S. government and agency obligations	77,512	20,366	—	97,878	98,081
Total assets	$113,012	$35,488	$—	$148,500	$148,723
June 30, 2016
Cash and cash equivalents	$28,868	$—	$—	$28,868	$28,868
Certificates of deposit	—	20,626	—	20,626	20,637
Held-to-maturity investments:
Corporate obligations	—	10,964	—	10,964	10,962
U.S. government and agency obligations	73,809	38,491	—	112,300	112,248
Total assets	$102,677	$70,081	$—	$172,758	$172,715

6.	Collaboration Agreement with Biogen

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

Accounting standards for multiple element arrangements contain a presumption that separate contracts negotiated or entered into at or near to the same time with the same entity were likely negotiated as a package and should be evaluated as a single agreement.  The Company determined that the price of $20.63 paid by Biogen included a premium of $7.45 per share over the fair value of the company’s stock price, calculated based upon the stock price on the date of close of the agreement and adjusted for lack of marketability due to restrictions.  Accordingly, the total premium of $10.8 million was also recorded as deferred revenue and, together with the $94.0 million, allocated to the separate units of accounting above using the relative selling price method as discussed in Note 2 to these financial statements.  The Company will record revenue based on the revenue recognition criteria applicable to each separate unit of accounting.  For amounts received up-front and initially deferred, the Company will recognize the deferred revenue on a straight-line basis over the estimated service periods in which it is required to perform the research and development activities associated with each unit of accounting, anticipated to be between 2 and 4 years.

The Company recognized collaboration revenue of $8.3 million and $11.9 million during the three months ended March 31, 2017 and 2016, respectively, and $31.0 million and $34.7 million during the nine months ended March 31, 2017 and 2016, respectively, from its collaboration with Biogen. Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Amortization of non-refundable upfront fees	$7,907	$11,725	$30,435	$29,442
Milestone revenue	—	—	—	5,000
Other	390	157	524	275
Total collaboration revenue	$8,297	$11,882	$30,959	$34,717

During the nine months ended March 31, 2016, the Company recorded $5.0 million of milestone revenue after having achieved a patient enrollment-based milestone under the Collaboration Agreement.  Other revenue is primarily comprised of reimbursable costs for post-funding development activities conducted by the Company.

As a result of the upfront payment of $94.0 million made by Biogen and achievement of the $5.0 million milestone as discussed above, the Company became liable to various research partner institutions for sub-license and other payments under existing agreements with such institutions.  These agreements obligate the Company to pay to each research partner institution, amounts that range from 5% to 10% of certain proceeds received from collaboration and other arrangements, including any milestone payments received under such arrangements.  As a result, the Company recorded total collaboration costs of approximately $12.0 million associated with such obligations during the six months ended December 31,2015. These collaboration costs included $0.6 million of expense that was settled during that period by the issuance of 40,000 shares of the Company’s common stock to a research partner institution, pursuant to the terms of the existing agreement with that institution.  The remainder of these sub-license and milestone fees were fully paid in cash during the fiscal year ended June 30, 2016.

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

7.	Agreement with Bionic Sight LLC

Collaboration Agreement

On February 2, 2017, the Company entered into a strategic research and development collaboration agreement with Bionic Sight, LLC (“Bionic Sight”), to develop therapies for patients with visual deficits and blindness due to retinal disease. Through the AGTC-Bionic Sight collaboration, the companies seek to develop a new optogenetic therapy that leverages AGTC’s deep experience in gene therapy and ophthalmology and Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding.

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5 percent equity interest in Bionic Sight. In addition to the initial investment, AGTC will contribute to ongoing research and development support costs through additional payments or other in-kind contributions.  These payments and contributions will be made over time, up to the date that Bionic Sight has received both investigational new drug clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product (the “IND Trigger”.)

If the IND Trigger is attained, AGTC will receive additional equity, based on the valuation in place at the beginning of the agreement, for its cash and “in kind” research and development contributions and will be obligated to purchase additional equity in Bionic Sight for $4.0 million, at a pre-determined valuation.

The Company recorded its initial $2.0 million investment in Bionic Sight using the cost method of accounting for investments, which is recorded as “non-current other assets” on the Company’s balance sheet. The ongoing research and development costs and contributions will be recorded as a periodic cost until such time when or if the IND Trigger is achieved.

The collaboration agreement grants to AGTC, subject to achievement by Bionic Sight of certain development milestones, an option to exclusively negotiate for a limited period of time to acquire (i) a majority equity interest in Bionic Sight, (ii) the Bionic Sight assets to which the collaboration agreement relates, or (iii) an exclusive license with respect to the product to which the collaboration agreement relates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of March 31, 2017, and results of operations for the three and nine months ended March 31, 2017 and 2016. This discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2016, as amended, (“June 2016 Form 10-K”).  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report as well as those set forth in Part I, Item 1A, “Risk Factors” of the June, 2016 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company using gene therapy based on the adeno-associated virus (“AAV”), to develop genetic therapies to treat patients with inherited diseases.  Each treatment is precisely designed to address a specific genetic disorder.  Our most advanced gene therapy programs are designed to produce treatments that will restore visual function in patients with rare blinding diseases. Gene therapies are complex, with interdependent components that must work in harmony.  Fifteen years of gene therapy experience allows us to design and construct all critical gene therapy components and bring them together to develop potentially effective treatments for patients.  We are committed to attracting and maintaining a team with a substantial breadth of clinical and scientific expertise who can foster an atmosphere of scientific growth and discovery.

Our most advanced products consist of four ophthalmology product candidates: X‑linked retinoschisis (“XLRS”), X-linked retinitis pigmentosa (“XLRP”), caused by mutations in the RPGR gene, and achromatopsia (“ACHM”), caused by mutations in either the CNGB3 gene or the CNGA3 gene. These inherited orphan diseases of the eye are caused by mutations in single genes that significantly affect visual function and currently lack effective medical treatments.  Our XLRS and XLRP product candidates are subject to our collaboration agreement with Biogen. Our XLRS, ACHMB3 and ACHMA3 product candidates are currently in Phase 1/2 human clinical trials. We expect to file the IND for our XLRP product candidate in the third quarter of 2017. Updates to our development pipeline goals include the following:

•

For our XLRS product candidate, we have enrolled a total of twelve patients – six are in the low dose group, three are in the middle dose group and three are in the high dose group which completes those three groups. A Data Safety and Monitoring Committee (“DSMC”) meeting reviewed the safety data from these 12 patients and we are scheduling patients for the expansion group, which includes adults and children, at the high dose. Safety data to date have shown that our XLRS product candidate has been generally well tolerated. We have observed mild to moderate ocular inflammation in the majority of patients, which resolved either without treatment or after treatment with topical or oral corticosteroids.

•

For our ACHMB3 product candidate, we plan to continue the trial by enrolling two additional patients at the low dose, who will both be treated by a surgeon who treated one of the earlier patients in this group, such that three patients will be treated by the same surgeon. Patient scheduling is ongoing. We reviewed additional data with the DSMC to understand initial differences in patient outcomes which we believe were most likely due to surgical variation.

•	For our ACHMA3 product candidate patient scheduling is ongoing and patients in the near term will be treated by the same surgeon discussed above.
•	For our XLRP product candidate we expect to file the IND in the third quarter of year.

Since our inception in 1999, we have devoted substantially all of our resources to development efforts relating to our programs in ophthalmology and other orphan indications, including activities to manufacture products in compliance with good manufacturing practices (“GMP”), preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales.  To date, we have financed our operations primarily through the sale of equity securities, proceeds from our collaboration with Biogen and, to a lesser extent through research grants from third parties.

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

For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our June 2016 Form 10-K, as amended, for the year ended June 30, 2016.

New Accounting Pronouncements

Refer to Note 2 to the condensed financial statements included in this quarterly report for further information on recently issued accounting standards.

Results of Operations

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Revenue

	For the Three Months Ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$8,297	$11,882	$(3,585)	(30)%
Grant revenue	91	115	(24)	(21)%
Total revenue	$8,388	$11,997	$(3,609)	(30)%

Total revenue for the three months ended March 31, 2017 was $8.4 million compared to $12.0 million generated during the same period in 2016.  Collaboration revenue recorded during the three months ended March 31, 2017 and 2016 resulted primarily from the amortization of upfront fees received under our collaboration agreement with Biogen which began in August 2015. Non-refundable upfront fees are amortized to collaboration revenue on a straight-line basis over the estimated service period. Extensions to the length of time for the estimated service periods resulted in a decrease in non-refundable upfront fees recognized as revenue during the three months ended March 31, 2017 versus the three months ended March 31, 2016. Grant revenue decreased $24 thousand during the three months ended March 31, 2017 compared to the same period in 2016, largely attributable to reduced research and development activities on grant-funded projects.

Research and development expense

	For the Three Months Ended March 31,				Increase	% Increase
	2017		2016		(Decrease)	(Decrease)
	(dollars in thousands)
	$		$		$-
Outside program costs		2,516		3,141	(625)	(20)%
Employee-related costs		2,127		1,443	684	47%
Share-based compensation		574		508	66	13%
Laboratory supplies		412		469	(57)	(12)%
Licenses and related fees		3		1,502	(1,499)	(100)%
Other		671		805	(134)	(17)%
Total research and development expense		$6,303		$7,868	$(1,565)	(20)%

Research and development expense for the three months ended March 31, 2017 decreased by $1.6 million to $6.3 million compared to the same period in 2016. The period-over-period decrease was largely driven by the reduction of licenses and related fees which were lower during the three months ended March 31, 2017 compared to the three months March 31, 2016 due to technology access fees that were incurred in 2016 and did not recur in 2017. In addition, outside program costs decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due largely to temporary delays encountered during the conduct of Phase 1/2 human clinical trials for our XLRS and CNGB3-related ACHM product candidates. The impact of these decreases was partially offset by higher employee-related and share-based compensation costs that were driven primarily by hiring additional employees. The decrease in other research and development costs relates to lower milestone research payments and lower rent expense.

An analysis of the breakdown of research and development costs by product candidate for the three-month period ended March 31, 2017 and 2016 follows:

	For the Three Months Ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
ACHM	$1,199	$1,447	$(248)	(17)%
XLRS	1,128	936	192	21%
XLRP	780	712	68	10%
STARGARDT	154	134	20	15%
DRY AMD	89	32	57	178%
General research and development	2,953	4,607	(1,654)	(36)%
Total research and development expense	$6,303	$7,868	$(1,565)	(20)%

General and administrative expense

	For the Three Months Ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)

Employee-related costs	$1,123	$764	$359	47%
Share-based compensation	675	608	67	11%
Legal and professional fees	215	197	18	9%
Other	908	793	115	15%
Total general and administrative expense	$2,921	$2,362	$559	24%

General and administrative expense for the three months ended March 31, 2017 increased by $0.5 million to $2.9 million compared to the same period in 2016. The increase was primarily driven by higher share-based compensation and employee-related costs which resulted from hiring additional employees to support our continued expansion. Nominal increases in professional fees and other expenses were noted during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in other general and administrative costs is attributable to increased expenditures for office supplies, rent, and dues and subscriptions.

Comparison of nine months ended March 31, 2017 to the nine months ended March 31, 2016

Revenue

	For the Nine Months Ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$30,959	$34,717	$(3,758)	(11)%
Grant revenue	169	531	(362)	(68)%
Total revenue	$31,128	$35,248	$(4,120)	(12)%

Total revenue for the nine months ended March 31, 2017 was $31.1 million compared to $35.2 million generated during the same period in 2016.  Collaboration revenue recorded during the nine months ended March 31, 2017 and 2016 resulted primarily from the amortization of upfront fees received under our collaboration agreement with Biogen which began in August 2015. Grant revenue decreased $0.4 million during the nine months ended March 31, 2017 compared to same period in 2016, largely attributable to reduced research and development activities on grant-funded projects.

Research and development expense

	For the Nine Months Ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration costs		$12,034	$(12,034)	n/m
Outside program costs	7,028	8,948	(1,920)	(21)%
Employee-related costs	5,647	4,039	1,608	40%
Licenses and related fees	9	3,007	(2,998)	n/m
Share-based compensation	1,855	1,679	176	10%
Laboratory supplies	1,266	931	335	36%
Other	2,111	1,470	641	44%
Total research and development expense	$17,916	$32,108	$(14,192)	(44)%

Research and development expense for the nine months ended March 31, 2017 decreased by $14.2 million to $17.9 million compared to the same period in 2016.  The decrease was largely driven by the impact of collaboration-related costs and license fees that were incurred in 2016 as a result of our entry into and receipt of fees and payments under the collaboration agreement with Biogen and which did not recur in 2017. Also, licenses and related fees decreased during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 due to technology access fees that were incurred in 2016 and did not recur in 2017. In addition, outside program costs decreased in 2017 compared to 2016 due largely to temporary delays encountered during the conduct of Phase 1/2 human clinical trials for our XLRS and CNGB3-related ACHM product candidates.  The impact of these decreases was partially offset by higher employee-related and share-based compensation expenses that were driven primarily by hiring additional employees and the incremental impact of new share-based incentives awarded in 2017, as well as higher laboratory supplies and other costs during 2017, when compared to 2016. The increase in other research and development costs includes increased depreciation expense generated by additional fixed asset purchases, increased rent expense from the expansion of the company’s facilities along with an increase in consulting and travel expenses.

An analysis of the breakdown of research and development costs by product candidate for the nine-month period ended March 31, 2017 and 2016 follows:

	For the Nine Months Ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
ACHM	$3,436	$3,948	$(512)	(13)%
XLRS	2,678	2,631	47	2%
XLRP	1,996	2,360	(364)	(15)%
STARGARDT	268	311	(43)	(14)%
DRY AMD	214	63	151	(240)%
General research and development	9,324	22,795	(13,471)	(59)%
Total research and development expense	$17,916	$32,108	$(14,192)	(44)%

General and administrative expense

	For the Nine Months Ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$3,098	$2,116	$982	46%
Share-based compensation	2,307	1,926	381	20%
Legal and professional fees	700	911	(211)	(23)%
Other	2,402	2,763	(361)	(13)%
Total general and administrative expense	$8,507	$7,716	$791	10%

General and administrative expense for the nine months ended March 31, 2017 increased by $0.8 million to $8.5 million compared to the same period in 2016.  The increase was driven by higher employee-related and share-based compensation costs which resulted from hiring additional employees to support our continued expansion, which were partially offset by lower legal and professional fees and other expenses. The higher legal and professional fees incurred in 2016 were largely attributable to professional consultations associated with the negotiation and entry into our collaboration with Biogen. The decrease in other general and administrative costs reflects a reduction in expenditures for licensing fees and royalties.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of March 31, 2017, we had an accumulated deficit of $85.1 million.  It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of March 31, 2017, we had cash, cash equivalents, and investments totaling $148.7 million.  We believe that our existing cash, cash equivalents, and investments at March 31, 2017 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates and currently planned discovery programs for at least the next two years.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of March 31, 2017, our cash and cash equivalents were held in bank accounts and money market funds, while our short and long-term investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Nine Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,007)	$78,390
Investing activities	27,612	(119,139)
Financing activities	27	19,446
Net increase (decrease) in cash and cash equivalents	$6,632	$(21,303)

Operating activities.  For the nine months ended March 31, 2017, net cash used in operating activities was primarily the result of cash payments made for normal business operations and the impact of changes in our working capital accounts.  For the nine months ended March 31, 2016, net cash provided by operating activities was primarily associated with the upfront cash proceeds of $104.8 million, which included an allocation of $10.8 million from the equity agreement, and milestone payment of $5.0 million received during that period following our collaboration with Biogen.  Those cash proceeds were partially offset by the impact of the net loss incurred during the nine months ended March 31, 2016 and changes in our working capital accounts.

Investing activities.  Net cash provided by investing activities for the nine months ended March 31, 2017 consisted primarily of cash proceeds of $64.3 million from the maturity of investments, partially offset by cash outflows of $37.2 million related to the purchase of investment securities, which includes our $2.0 million equity investment in Bionic Sight, LLC.  For the nine months ended March 31, 2016, net cash used in investing activities consisted primarily of cash outflows of $148.2 million related to the purchase of investment securities and $2.2 million for the purchase of property and equipment, including leasehold improvements at our new facilities in Alachua, Florida and Cambridge, Massachusetts. These cash outflows were partially offset by $31.4 million of proceeds from the maturity of investments.

Financing activities.  Net cash provided by financing activities during the nine months ended March 31, 2017 was associated with the exercise of common stock options.  For the nine months ended March 31, 2016, net cash provided by financing activities of $19.4 million was primarily related to the shares of common stock purchased by Biogen pursuant to the equity agreement that was negotiated and entered into contemporaneously with the Biogen collaboration agreement in July 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended June 30, 2016, our management has determined that we have a material weakness in our internal control over financial reporting which relates to the design and operation of our closing and financial reporting processes.  Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended June 30, 2016 for a discussion of the actions that we have previously undertaken to remediate this material weakness.  During the period covered by this Quarterly Report on Form 10-Q, we continued to: (a) provide functional and system training to employees and to prepare detailed documentation to clearly define key tasks and actions; (b) document and formalize our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; (c) hire additional employees to provide further support to our finance and accounting team; and (d) design and implement monthly manual controls to manage our financial reporting close processes and to help ensure an adequate level of segregation of duties within our finance and accounting function.  Although we had not fully remediated this material weakness as of March 31, 2017, we continue to actively engage in the implementation of these and other remediation efforts to address this material weakness.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As a result of the material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes disclosed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2017.

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

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2016 for a listing of our risk factors. A discussion of additional risk factors follows:

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

•	failure by us or our vendors to manufacture our product candidate in accordance with the FDA’s good manufacturing practice, or GMP, requirements or applicable regulatory guidelines in other countries;
•	delays by us or our contract vendors in the testing, validation and delivery of our product candidates to the clinical trial sites;
•	variations in observed results in a clinical trial on account of variations in techniques used to administer our product candidates;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or clinical trial sites or patients dropping out of a trial;
•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the costs of clinical trials of our product candidates may be greater than we anticipate; or
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

Date: May 10, 2017

Exhibit Index

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Applied Genetic Technologies Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Applied Genetic Technologies Corporation

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Applied Genetic Technologies Corporation

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

____________________

*	Filed herewith.

**Furnished herewith