Form 10-K/A
period 2016-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2017-09-08
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 3)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K of Applied Genetic Technologies Corporation (the “Company”) for the year ended June 30, 2016, filed with the Securities and Exchange Commission (“SEC”) on September 12, 2016, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on October 25, 2016 and Amendment No. 2 on Form 10-K/A filed with the SEC on March 9, 2017 (collectively, the “Original Filing”), is being filed, in response to comments from the staff of the SEC, to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to amend Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, to amend Part II, Item 8 – Financial Statements and Supplementary Data and to make corresponding updates to the Exhibit Index. Except as set forth above, all other information in the 10-K remains unchanged.

In addition to the Section 302 certifications noted above, the certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.1 to the Original Filing, and an updated consent of the Company’s independent public accounting firm, filed as Exhibit 23.1 to the Original Filing, are being re-executed and re-filed as of the date of this Amendment No. 3.

This Amendment No. 3 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 3 should be read in conjunction with our other filings with the SEC.

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

Our most advanced products consist of four ophthalmology development programs across three targets, X-linked retinoschisis (XLRS), X-linked retinitis pigmentosa (XLRP), caused by mutations in the RPGR gene, and achromatopsia (ACHM) caused by mutations in either the CNGB3 gene or the CNGA3 gene. These three inherited orphan diseases of the eye are caused by mutations in single genes that significantly affect visual function and currently lack effective medical treatments.

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

Pipeline: Multiple Shots on Goal

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

AAV vectors have been used in more than 100 human clinical trials, by us and others, with no serious adverse events traced to the use of AAV as the gene delivery vector. In our direct experience with human clinical trials for LCA2, alpha-1 antitrypsin deficiency, or AAT deficiency, and wet AMD, over 100 patients were treated using AAV vectors, with no serious adverse events attributed to the vector. In a Phase 2 trial of our AAT deficiency product candidate, patients were treated with doses more than 300-fold higher than those planned for use in any of our ophthalmic indications, with no serious adverse events reported.

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

XLRS — Phase 1/2 Study Design

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

Completion of the Phase 1/2 clinical trial and the natural history study will guide us in finalizing the design of a pivotal Phase 3 clinical trial. In the planned pivotal Phase 3 trial, we would expect to enroll 40—75 patients who will be evaluated for changes in visual function over a 12-month period. If successful, we believe the results of this second trial could support submission of a Biologics License Application, or BLA, to the FDA in the United States and a Marketing Authorization Application, or MAA, to the EMA in Europe for our XLRS product candidate.

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

Treatment	Passage time (seconds)	Collisions (n)
Control unaffected	5.6 ±0.5[a]	0.0 ± 0.1[a]
CNGA3-mutant untreated	25.6 ± 0.7[c]	5.3 ± 0.1[c]
CNGA3-mutant treated with mouse CNGA3	7.4 ± 0.4[b]	0.2 ± 0.1[a,b]
CNGA3-mutant treated with human CNGA3	8.2 ± 0.6[b]	0.2 ± 0.1[b]

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

Collaboration with Synpromics Limited

In December 2015, we entered into an agreement with Synpromics to utilize Synpromics’ proprietary technology to develop and optimize synthetic promoters. In the event that results from the research are promising, we have options to license promoters that result from the collaboration efforts.

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

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*

Among Applied Genetic Technologies Corporation, the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

*	$100 invested on 3/27/14 in stock or 3/31/14 in index, including reinvestment of dividends.

Fiscal year ending June 30.

	3/14	6/14	6/15	6/16
Applied Genetic Technologies Corporation	100.00	156.50	103.93	95.73
NASDAQ Composite Index	100.00	104.95	119.24	116.43
NASDAQ Biotechnology Index	100.00	109.47	148.57	106.23

ITEM 6:	SELECTED FINANCIAL DATA

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

Selected Financial Data

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(in thousands except per share data)
Statement of Operations Data:
Revenue:
Collaboration Revenue	$46,751	$—	$—	$—	$—
Grant revenue	610	1,682	917	439	718
Sponsored research and other revenue	—	672	212	503	364

Total revenue	47,361	2,354	1,129	942	1,082

Operating expenses:
Research and development	38,864	18,118	8,503	3,133	2,354
General and administrative	10,586	8,768	5,182	1,403	787

Total operating expenses	49,450	26,886	13,685	4,536	3,141

Loss from operations	(2,089)	(24,532)	(12,556)	(3,594)	(2,059)

Other income (expense):
Investment income, net	711	216	42	10	—
Interest expense	—	—	—	(191)	(69)
Fair value adjustments to warrant liabilities (1)	—	—	(441)	(8)	204
Fair value adjustments to Series B purchase rights (1)	—	—	(2,904)	(1,207)	—
Other	(3)	(2)	(49)	—	—

Total other (expense) income, net	708	214	(3,352)	(1,396)	135

Net loss	$(1,381)	$(24,318)	$(15,908)	$(4,990)	$(1,924)

Net loss per share, basic and diluted (2)	$(0.08)	$(1.50)	$(4.46)	$(45.78)	$(17.65)
Weighted-average shares outstanding, basic and diluted (2)	17,810	16,253	3,568	109	109

	As of June 30,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,868	$39,187	$8,623	$8,893	$774
Short and long-term investments	$143,847	$46,083	$64,450	$14,000	$—
Total assets	$180,797	$90,174	$77,407	$25,490	$2,824
Current liabilities	$54,743	$4,642	$2,534	$3,460	$1,494
Convertible preferred stock	$—	$—	$—	$58,103	$32,524
Total stockholders’ equity (deficit)	$109,288	$85,532	$74,873	$(36,183)	$(31,290)

(1)	See Note 13 of Notes to Financial Statements appearing elsewhere in this annual report on Form 10-K for a description of the fair value adjustments to our warrant liabilities and Series B purchase rights.
(2)	See Note 2 of Notes to Financial Statements appearing elsewhere in this annual report on Form 10-K for a description of the method used to calculate basic and diluted net loss per share.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other Collaborations

Synpromics Limited

In December 2015, we entered into an agreement with Synpromics Limited (“Synpromics”) to utilize Synpromics’ proprietary technology to develop and optimize synthetic promoters. In the event that results from the research are promising, we have options to license promoters that result from the collaboration efforts.

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

In fiscal year 2016 we began tracking external spending for our most advanced product candidates. External research and development costs consist of collaboration, licensing, manufacturing, testing, and other miscellaneous expenses that are directly attributable to our most advanced product candidates and discovery and research programs. We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above. Disaggregated by product candidate, research and development expenses for fiscal year 2016 were as follows:

Fiscal Year Ended June 30, 2016
(dollars in thousands)
External research and development expenses
ACHM	3,648
XLRS	9,237
XLRP	8,604
Discovery and research programs	6,399

Total external research and development expenses	27,888
Internal research and development expenses
Employee-related costs	5,631
Share-based compensation	2,147
Other	3,198

Total internal research and development expenses	10,976
Total research and development expenses	38,864

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

/s/ RSM US LLP

Raleigh, North Carolina
September 12, 2016

APPLIED GENETIC TECHNOLOGIES CORPORATION

BALANCE SHEETS

	At June 30,
In thousands, except per share data	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$28,868	$39,187
Investments	69,664	22,454
Grants receivable	954	883
Prepaid and other current assets	3,089	1,608

Total current assets	102,575	64,132

Investments	74,183	23,629
Property and equipment, net	2,627	478
Intangible assets, net	1,321	1,448
Grants receivable	—	480
Other assets	91	7

Total assets	$180,797	$90,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,331	$1,191
Accrued and other liabilities	6,514	3,451
Deferred revenue	46,898	—

Total current liabilities	54,743	4,642

Deferred revenue, net of current portion	16,766

Total liabilities	71,509	4,642

Stockholders’ equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 18,053 and 16,491 shares issued;18,048 and 16,476 shares outstanding at June 30, 2016 and June 30, 2015, respectively	18	16
Additional paid-in capital	199,303	174,168
Accumulated deficit	(90,033)	(88,652)

Total stockholders’ equity	109,288	85,532

Total liabilities and stockholders’ equity	$180,797	$90,174

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE are available. Determining the best estimate of selling price for a deliverable requires significant judgment. The Company uses BESP to estimate the selling price related to licenses to its proprietary technology, since it often does not have VSOE or TPE of selling price for these deliverables. In those circumstances where it utilizes BESP to determine the estimated selling price of a license to its proprietary technology, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating its best estimate of selling price, the Company evaluates whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(3)    Investments:

Cash in excess of our immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of June 30, 2016 and 2015:

In thousands	June 30, 2016	June 30, 2015
Investments - Current:
Certificates of deposit	$18,093	$10,776
Debt securities - held-to-maturity	51,571	11,678

	$69,664	$22,454

Investments - Noncurrent:
Certificates of deposit	$2,544	$5,310
Debt securities - held-to-maturity	71,639	18,319

	$74,183	$23,629

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	At June 30, 2016
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$40,609	$12	$(2)	$40,619
Corporate obligations	10,962	3	(1)	10,964

	$51,571	$15	$(3)	$51,583

Investments - Noncurrent:
U.S. government and agency obligations	$71,639	$53	$(11)	$71,681

	$71,639	$53	$(11)	$71,681

	At June 30, 2015
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$5,244	$2	$—	$5,246
Corporate obligations	6,434	1	(3)	6,432

	$11,678	$3	$(3)	$11,678

Investments - Noncurrent:
U.S. government and agency obligations	$16,816	$2	$(8)	$16,810
Corporate obligations	1,503	—	—	1,503

	$18,319	$2	$(8)	$18,313

The amortized cost and fair value of held-to-maturity debt securities as of June 30, 2016, by contractual maturity, were as follows:

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

(6)    Intangible Assets, Net:

Intangible assets subject to amortization consist of the following:

	At June 30, 2016
In thousands	Cost	Accumulated Amortization	Net of Accumulated Amortization
Patents	$1,982	$(1,035)	$947
Licenses	1,240	(907)	333
Other	87	(46)	41

Intangible assets, net	$3,309	$(1,988)	$1,321

	At June 30, 2015
In thousands	Cost	Accumulated Amortization	Net of Accumulated Amortization
Patents	$1,935	$(875)	$1,060
Licenses	1,180	(832)	348
Other	73	(33)	40

Intangible assets, net	$3,188	$(1,740)	$1,448

Amortization expense related to intangible assets for the years ended June 30, 2016, 2015 and 2014 was $248,000, $250,000 and $242,000, respectively.

Estimated amortization expense (in thousands) for the next five years and thereafter is as follows:

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Under the Collaboration Agreement, the Company will conduct all development activities through regulatory approval in the United States for the XLRS program (with activities through Phase 1/2 completion being pre-funded under the agreement and any further activities subject to incremental consideration), and all development activities through the completion of the first in human clinical trial for the XLRP program (with activities through filing the IND being pre-funded under the agreement and any further activities subject to incremental consideration). In addition, the Collaboration Agreement provides for discovery programs targeting three indications whereby the Company will conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate. In February 2016, the Company announced Biogen’s selection of adrenoleukodystrophy as the non-ophthalmic indication of the discovery programs. Under the terms of the Collaboration Agreement, the Company, in part through its participation in joint committees with Biogen, will participate in overseeing the development and commercialization of these specific programs.

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

Activities under the Collaboration Agreement were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements, as amended by ASU 2009-13, Revenue Recognition (“ASC 605-25”), to determine if they represented a multiple element revenue arrangement. The Collaboration Agreement includes the following significant deliverables:

(1) for each of the XLRS and XLRP programs, exclusive, royalty-bearing licenses, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the arrangement (the “License Deliverables”);

(2) for each of the discovery programs, exercisable options to obtain exclusive licenses to develop, seek regulatory approval for and commercialize any of the designated clinical candidates under such discovery programs (the “Option Deliverables”); and

(3) the performance obligations to conduct research and development activities through (a) regulatory approval in the United States, in the case of the XLRS program; (b) completion of the first in human clinical trial, in the case of the XLRP program; and (c) the stage of clinical candidate designation, in the case of each of the discovery programs (the “R&D Activity Deliverables”).

The R&D Activity Deliverables for each program are further segmented by those that are “Pre-Funded Activities” and those that are “Post-Funding Development Activities”. Pre-Funded Activities are those R&D activities for which the Company has primary responsibility and the consideration to be received under the agreement was received at the inception of the arrangement. Post-Funding Development Activities are those activities that may occur after the Pre-Funded Activities and for which the Company is entitled to additional compensation under the agreement from Biogen. Biogen has final decision-making

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

authority for all matters related to the conduct of the Post-Funding Development Activities. Because Biogen is not contractually obligated to continue the programs beyond the Pre-Funded Activities, and due to the uncertain outcome of the discovery, research and development activities, the Post-Funding Development Activities are not considered deliverables at the inception of the arrangement and the associated fees and milestones are not included in the allocable arrangement consideration. The Company has determined that the additional fees it could receive under the arrangement for Post-Funding Development Activities are not priced at a significant and incremental discount.

The Company determined that both the License Deliverables and Option Deliverables do not have stand-alone value and do not meet the criteria to be accounted for as separate units of accounting under ASC 605-25. The factors considered by the Company in making this determination included, among other things, the unique and specialized nature of its proprietary technology and intellectual property, and the development stages of each of the XLRS, XLRP and the discovery programs targeting three indications. Accordingly, the License Deliverables under each of the XLRS and XLRP programs and the Option Deliverables under each of the discovery programs have been combined with the initial, Pre-Funded Activities deliverables associated with each related program and as a result, the Company’s separate units of accounting under its collaboration with Biogen, comprise the XLRS program, the XLRP program, and each of the discovery programs.

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

The Company is also eligible to receive payments of up to $467.5 million based on the successful achievement of future milestones under its XLRS and XLRP programs. For XLRS, the Company is eligible to receive up to: (i) $40 million in milestone payments based upon the successful achievement of clinical milestones (relating to dosing in specified trials), (ii) $155 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories and (iii) $65 million in milestone payments based upon the achievement of worldwide sales targets. For XLRP, the Company is eligible to receive up to: (i) $42.5 million in milestone payments based upon successful achievement of clinical milestones (relating to dosing in specified trials), (ii) $102.5 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories and (iii) $62.5 million in milestone payments based upon the achievement of worldwide sales targets. In addition, the Company is eligible to receive payments of up to $592.5 million based on the exercise of the option for and the successful achievement of future milestones under its discovery programs. Each discovery program is categorized as Category A, Category B or Category C depending on the nature of the indication it seeks to address. For Category A, the Company is eligible to receive payments of up to: (i) $20 million based upon the successful achievement of clinical milestones (relating to dosing in specified trials) and (ii) $70 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories. For Category B, the Company is eligible to receive payments of up to: (i) $27.5 million based upon the successful achievement of clinical milestones (relating to dosing in specified trials) and (ii) $105 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories. For Category C, the Company is eligible to receive payments of up to: (i) $40 million based upon the successful achievement of clinical milestones (relating to dosing in specified trials) and (ii) $140 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories. Under certain limited circumstances, if there are discovery products from more than one discovery program in any of Category A, Category B or Category C, then the milestone payments under the applicable category shall be payable for the applicable discovery product from each such discovery program to achieve the specified milestones.

Biogen will also pay revenue-based royalties for each licensed product at tiered rates ranging from high single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and at rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products. The Company has elected to apply the guidance in ASC 605-28 to the milestones. These milestones, if achieved, are substantive as they relate solely to past performance, are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company’s performance and are reasonable when compared to other consideration amounts payable under the Collaboration Agreement; however, there can be no assurance that the Company will achieve the milestones or that the Company will receive the related revenue. Due to the uncertainty surrounding the achievement of the future milestones, such payments were not considered fixed or determinable at the inception of the Collaboration Agreement and accordingly, will not be recognized as revenue unless and until they become earned. The Company is not able to reasonably predict if and when the remaining milestones will be achieved.

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Anne VanLent has served as a member of our Board of Directors since August 2016. Ms. VanLent is President of AMV Advisors, providing corporate strategy and financial consulting services to emerging growth life sciences companies. Ms. VanLent had been Executive Vice President and Chief Financial Officer of Barrier Therapeutics, Inc., a publicly traded pharmaceutical company that developed and marketed prescription dermatology products, from May 2002 through April 2008. From July 1997 to October 2001, she was the Executive Vice President—Portfolio Management for Sarnoff Corporation, a multidisciplinary research and development firm. From 1985 to 1993, she served as Senior Vice President and Chief Financial Officer of The Liposome Company, Inc., a publicly-traded biopharmaceutical company. Ms. VanLent currently serves as lead director, chair of the Audit Committee, and member of the Nominating and Governance Committee of Aviragen Therapeutics, Inc.; a director, chair of the Audit Committee, and chair of the Nominating and Governance Committee of Ocera Therapeutics, Inc. (formerly Tranzyme Pharma, Inc.); and a director, chair of the Audit Committee and member of the Compliance Committee of Aegerion Pharmaceuticals, Inc., each a NASDAQ-listed pharmaceuticals company. From July 2013 to May 2016, Ms. VanLent served as a director, chair of the Audit Committee, and member of the Compensation Committee of Onconova Therapeutics, Inc., a NASDAQ-listed pharmaceuticals company; and was as a director of Integra Life Sciences Holdings, Inc., a NASDAQ-listed medical device company, where she served as chair of the Audit Committee from 2006 to 2012. Ms. VanLent received a B.A. degree in Physics from Mount Holyoke College. Our Board of Directors believes that Ms. VanLent’s qualifications to sit on our Board of Directors include her extensive leadership and finance experience, and her extensive experience serving as a board member, audit committee member and audit committee chair of public companies in the life sciences industry.

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

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Scott Koenig, M.D., Ph.D.	73,125	67,923	141,048
David R. Guyer, M.D.	84,063	—	84,063
Ed Hurwitz	49,875	67,923	117,798
Ivana Magovcevic-Liebisch, Ph.D.	40,000	67,923	107,923
Arnold L. Oronsky, Ph.D.	35,000	67,923	102,923
Bruce Peacock (3)	50,000	67,923	117,923
James Rosen	52,500	67,923	120,423

(1)	Represents amount earned or paid for service as a director during fiscal year 2016.
(2)	Represents the grant date fair value of option awards granted in fiscal year 2016 in accordance with ASC 718. See Note 8 of the notes to our financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.
(3)	Mr. Peacock resigned from our board of directors effective as of August 17, 2016.

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

(3) Index to Exhibits.

Exhibit number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.1	Lease Agreement made as of April 10, 2015, by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.2*	Employment Agreement dated as of May 27, 2015 between Applied Genetic Technologies Corporation and Mark S. Shearman (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.3*	Employment Agreement dated as of January 29, 2015 between Applied Genetic Technologies Corporation and Stephen W. Potter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-36370))

10.4*	Separation Agreement dated as of March 3, 2015 between Applied Genetic Technologies Corporation and Daniel L. Menichella (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2015 (File No. 001-36370))

10.5*	Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Susan B. Washer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.6*	Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Jeffrey D. Chulay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.7†	Collaboration and License Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.8	Common Stock Purchase Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.9†	Manufacturing License and Technology Transfer Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.10†	Second Amendment to Non-exclusive License Agreement, made and effective as of June 29, 2015, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.11†	Omnibus Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made and effective as of July 1, 2015, by and between the University of Florida Research Foundation, Inc., the University of Florida Board of Trustees, John Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.12†	Omnibus Amendment to Standard Exclusive License Agreement with Know How and Standard Non-Exclusive License Agreement, made and effective as of June 30, 2015, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

Exhibit number	Description

10.13	Lease Agreement made as of September 19, 2011, by and between Thomson-Davis Enterprises, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.14†	Exclusive License Agreement with Sublicensing Terms, effective as of September 25, 2001, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.15†	Restated Amendment to License Agreement made and, effective as of January 31, 2005, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.16†	First Amendment After Restated Amendment to License Agreement, made and effective as of November 28, 2007, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.17†	Standard Exclusive License Agreement with Sublicensing Terms, effective as of October 7, 2003, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.18†	First Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of November 2004, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.19†	Second Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of February 25, 2009, by and among Applied Genetic Technologies Corporation, the University of Florida Research Foundation, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.20†	Non-Exclusive License Agreement with Sublicensing Terms, made as of January 19, 2006, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.21†	Standard Non-Exclusive License Agreement, effective as of September 18, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.22†	Standard Exclusive License Agreement with Know How, effective as of November 5, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.23	Amended and Restated Investor Rights Agreement, dated as of November 15, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.24*	Applied Genetic Technologies Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.25*	Applied Genetic Technologies Corporation 2011 Stock Incentive Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.26*	Applied Genetic Technologies Corporation 2013 Equity And Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.27*	Applied Genetic Technologies Corporation 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.28	Form of Applied Genetic Technologies Corporation Warrant to Purchase Shares of Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

Exhibit number	Description

10.29	Form of Applied Genetic Technologies Corporation Warrant to Purchase Shares of Series B-1 Preferred Stock (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.30	Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on September 23, 2005 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.31	Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on June 30, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.32	Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on July 6, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.33	Warrant to Purchase Shares of Series B-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on August 31, 2012 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.34	Form of Indemnification Agreement for Directors Associated with an Investment Fund (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.35	Form of Indemnification Agreement for Directors Not Associated with an Investment Fund (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.36†	Second Amendment After Restated Amendment to License Agreement, made and effective as of January 10, 2014, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.37†	Fourth Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of December 17, 2013 by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.38*	Letter Agreement dated July 22, 2013 by and between the Company and Dan Menichella (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.39†	First Amendment to Non-Exclusive License, made as of March 28, 2014, by and between the UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.40*	Letter Agreement dated January 22, 2014 by and between the Company and Larry Bullock (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charge	To (from)
	Beginning	(Benefit) to	Other		End of
In thousands	of Period	Expenses	Accounts	Deductions	Period
Deferred Tax Valuation Allowance
Year 2016	$36,845	$567	$—	$—	$37,412
Year 2015	$24,086	$12,759	$—	$—	$36,845
Year 2014	$18,956	$5,130	$—	$—	$24,086

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer
President and Chief Executive Officer
Date:	September 8, 2017