Form 10-K
period 2017-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2017-09-13
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

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

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $154.8 million, computed by reference to the closing sale price of the common stock as reported by The NASDAQ Global Market on December 31, 2016, the last trading day of the registrant’s most recently completed second fiscal quarter.  The Company has no non-voting common shares.

The number of shares of the registrant’s common stock outstanding as of August 31, 2017 was 18,087,785.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be provided in Part III of this Annual Report on Form 10-K will be provided by an amendment to our Annual Report on Form 10-K/A (the “Annual Report Amendment”) to be filed with the Securities and Exchange Commission on or before October 27, 2017 .

APPLIED GENETIC TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2017

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

Overview

Applied Genetic Technologies Corporation (“AGTC”) is a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases.  Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinoschisis (XLRS), X-linked retinitis pigmentosa (XLRP), and achromatopsia (ACHM) and a preclinical program in optogenetics.  In addition to ophthalmology, we have recently initiated preclinical programs in adrenoleukodystrophy (ALD), which is a disease of the central nervous system (CNS) and otology.  With a number of important clinical milestones on the horizon, we believe we are well positioned to advance multiple programs towards pivotal studies. In addition to our product pipeline, we have also developed broad technological capabilities both internally and through our collaborations with 4D Molecular Therapeutics (4DMT), Synpromics Limited (Synpromics), and the University of Florida, which provide us with expertise in vector design and manufacturing as well as synthetic promoter development and optimization. Finally, our partnership with Biogen, which includes our clinical XLRS and XLRP programs, a discovery program in ALD and two ophthalmology programs, validates our approach and technology, and provides us with cash runway to advance our wholly owned candidates.

Our strategy

Our objective is to become a leader in developing and commercializing gene therapy treatments for patients with severe diseases, with an initial focus in ophthalmology, and thereby provide a better life for patients with these diseases. Our strategy to accomplish this goal is to:

•

Develop and commercialize gene therapies in orphan ophthalmology. Our lead product candidates are treatments for the severe orphan eye diseases XLRS, ACHM, and XLRP. Given the severity of these diseases and the current lack of treatment options, a one-time-treatment alternative that corrects the underlying genetic defect would provide superior long-term value for patients, their families and the healthcare system more broadly.

•	Expand our position in ophthalmology.
•

Continue our leadership position in orphan ophthalmology.  We have developed significant experience in the orphan ophthalmology space through our work on XLRS, ACHM, XLRP and Lebers Congenital Amourosis Type 2 (LCA2) and have significantly advanced our knowledge and experience through the programs that we have advanced to the clinic since our initial public offering.

•

Seek opportunities for strategic partnerships and acquisitions in ophthalmology gene therapy.  On July 1, 2015, we entered into a broad collaboration and license agreement with Biogen to develop gene-based therapies for our XLRS and XLRP programs and three discovery programs. In February 2017, we entered into a collaboration agreement with Bionic Sight to develop an optogenetic product candidate for patients with advanced retinal disease. We will seek to develop a new optogenetic therapy that leverages our deep experience in gene therapy and ophthalmology and Bionic Sight's innovative neuro-prosthetic device and algorithm for retinal coding. We believe there may be additional opportunities for us to partner with companies and academic groups. We expect that our breadth of experience in research, manufacturing, clinical and regulatory matters will help us to identify and execute in-licenses, co-development agreements, intellectual property acquisitions or manufacturing agreements that would further extend our leadership position in ophthalmology gene therapy.

•

Extend our expertise in adeno-associated virus, or AAV, vector design, manufacturing and delivery. We believe that our understanding of our target indications and our robust internal expertise in viral vector design including the identification of novel capsids and the optimization of genes and promoters, physical vector delivery, vector manufacturing, clinical trial design and clinical trial conduct are significant competitive advantages. We intend to continue to devote substantial resources both internally and with others, such as our external research collaborations with 4DMT and University of Florida, to identify next generation capsids and to develop optimized promoters through our collaboration with Synpromics. We are also expanding our discovery capabilities to further enhance our ability to develop next generation products.

•

Expand our manufacturing capabilities.  We continue to invest in the development and expansion of our internal manufacturing capabilities.  Our new process development and pilot manufacturing facility is now operational, and as we advance further into clinical development we plan to further develop our internal manufacturing capabilities. We have decreased our dependence on a single contract manufacturer by qualifying and contracting with multiple backup contractors. Further, we continue to invest in process and analytical improvements that we expect to lead to higher manufacturing yields and robust quality control of our final products. We believe these investments will facilitate the more rapid advancement of our product candidates through regulatory approval while reducing risk, and will enhance the therapeutic and commercial potential of our gene therapy platform.

•

Pursue orphan indications with high unmet medical need and strong probability of a streamlined clinical, regulatory and commercial pathway.  We will continue to focus on diseases for which the underlying genetic defect is well characterized and can be addressed by correcting or inserting a single gene, for which predictive animal models exist and for which clinical endpoints are objective and are accepted by the FDA. We believe that focusing on these types of indications will enable us to obtain data more rapidly and accelerate clinical studies and regulatory approval of our products. Given the relatively low prevalence of patients who have each of these orphan diseases and the strong key opinion leader communities and patient advocacy groups around them, we also believe these markets can be served with a small, targeted commercial infrastructure.

•

Evaluate opportunities to leverage our gene therapy platform to address indications outside of ophthalmology.  We intend to develop and partner selectively to expand the scope of our pipeline and the utilization of our gene therapy platform beyond ophthalmology. The adaptability of our platform also presents an opportunity for us to selectively form collaborative alliances to expand our capabilities and product offerings into a range of genetically defined diseases and potentially to accelerate the development and commercialization of gene therapy products more broadly. Also, we have ongoing preclinical efforts in otology and a partnered programs in CNS for which we intend to use our platform capabilities to develop potential therapies.

Our Focus in Ophthalmology

Sight is critical to the human experience.  Many people fear blindness more than premature death.  Consequently, we have decided to focus our expertise in gene therapy on orphan diseases in ophthalmology.  These orphan indications have patient populations that are small enough to allow for clinical trials on a manageable scale but have a sufficient prevalence to provide substantial commercial opportunity.  By focusing initially on orphan ophthalmology product candidates, we are also able to leverage our experience and develop strong relationships within the relevant scientific and medical community.  Our clinical trials are conducted mainly at academic test centers and by working with the principal investigators and surgeons at these test centers, we have realized a number of important synergies.

Our most advanced products consist of four ophthalmology development programs across three targets: XLRS caused by mutations in the RS1 gene, ACHM, caused by mutations in either the CNGB3 gene or the CNGA3 gene, and XLRP caused by mutations in the RPGR gene. These three inherited orphan diseases of the eye are caused by mutations in single genes that significantly affect visual function and currently lack effective medical treatments.

•

XLRS is characterized by abnormal splitting of the layers of the retina, resulting in poor visual function in young boys, which can progress to legal blindness in adult men. Additionally, approximately 40% of patients are at risk of vitreous hemorrhage or detachment.    Initial safety data from our Phase 1/2 clinical trial were presented in June 2017 and demonstrated that our product candidate was generally well tolerated and demonstrated across treatment groups.  According to a published study, the incidence rate for XLRS is between one in 5,000 and one in 20,000 males. Using an incidence rate of 1 in 11,500 and assuming half the population is male, we estimate that there are about 35,000 patients in the United States and Europe combined. We currently are enrolling patients in a Phase 1/2 clinical trial for our XLRS product candidate.

•

ACHM is characterized by the absence of cone photoreceptor function, resulting in extremely poor visual acuity, light sensitivity, day blindness and complete loss of color discrimination. According to a published study, the incidence rate for ACHM is approximately one in 30,000 people, and we therefore estimate that there are about 27,000 patients in the United States and Europe combined.  Of these patients, about 75% have the form of disease caused by mutations in the CNGB3 gene or the CNGA3 gene.  We currently are enrolling patients in Phase 1/2 clinical trials for both our ACHM CNGB3 product candidate and our ACHM CNGA3 product candidate.

•

XLRP is a disease of the rod and cone photoreceptors characterized by progressive degeneration of the retina, which can lead to total blindness in adult men. According to a published study, the incidence rate for retinitis pigmentosa is about one in 4,000 people and we estimate that there are about 200,000 patients in the United States and Europe combined. It is estimated that about ten percent, or 20,000, of these people have XLRP. We filed an Investigational New Drug application (IND) with the FDA for this product candidate on August 9, 2017 and are initiating a Phase 1/2 clinical trial at multiple sites in the United States.

In addition to these clinical-stage ophthalmology programs, we have a pre-clinical program in collaboration with Bionic Sight to develop an optogenetic product candidate for patients with advanced retinal disease.

Corporate History and Significant Milestones

On April 1, 2014, we completed our initial public offering in which we sold 4,791,667 shares of common stock and now trade on NASDAQ under the ticker symbol AGTC.

On July 30, 2014, we completed a follow on public offering in which we sold 2,000,000 shares of common stock.

On June 4, 2015, we started enrolling patients in a Phase 1/2 trial designed to test the safety and efficacy of our gene-therapy product candidate for the treatment of XLRS.

In July 2015, we entered into a collaboration agreement with Biogen for the development and commercialization of product candidates in our XLRS and XLRP programs and for the option to license three discovery programs as well as certain access rights to our manufacturing system.

On May 26, 2016, we started enrolling patients in a Phase 1/2 trial designed to test the safety and efficacy of our gene-therapy product candidate for the treatment of ACHM caused by mutations in the CNGB3 gene.

In November 2016, we completed the manufacture of our XLRP product candidate clinical trial material, bringing the total number of batches of clinical trial material that we have produced to seven over a number of clinical trials and disease indications.

In February 2017, we entered into a collaboration agreement with Bionic Sight, LLC to develop a gene therapy treatment to be used with Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding.  Together we are working to develop an optogenetic therapy for patients with visual deficits or blindness due to retinal disease. This approach could be beneficial to a wide range of patients as it is independent of the patients’ specific genetic mutation.

In June 2017, we published the results of a follow up study demonstrating durability of treatment with our alpha-1 anti-trypsin product candidate.  The study showed that treatment with our alpha one anti-trypsin product candidate resulted in sustained expression of alpha one anti-trypsin for five years after intramuscular administration.

On July 27, 2017, we started enrolling patients in a Phase 1/2 trial designed to test the safety and efficacy of our gene-therapy product candidate for the treatment of ACHM caused by mutations in the CNGA3 gene.

In August 2017, we filed an IND to conduct a Phase 1/2 clinical trial designed to test the safety and efficacy of our gene-therapy product candidate for the treatment of XLRP caused by mutations in the RPGR gene.

Our Strengths

We believe the combination of our technology expertise and product development know-how position us well to be leaders in the gene therapy field. We believe our strengths include:

•	Product candidates in clinical development, including four ongoing Phase 1/2 clinical trials with sufficient capital to complete enrollment and initial data analysis on all four of these trials;
•	Significant relationships with key opinion leaders in the fields of ophthalmology, otology, CNS, and AAV production;
•	Robust preclinical product development pipeline including ophthalmology, otology and CNS disorders;
•

Biogen collaboration for the development and commercialization of two clinical programs (XLRS and XLRP) and rights for them to develop three additional discovery programs (ALD and two ophthalmology programs);

•	A collaboration with Bionic Sight for the development and commercialization of an optogenetic gene therapy and a neuroprosthetic device;
•

Proprietary gene therapy manufacturing system capable of making significant quantities of high quality viral vectors and execution on the system in accordance with Good Manufacturing Practice (GMP) standards over seven different clinical trials;

•	Product candidates which, to date, use recombinant AAV vector technology, which is a well-studied, versatile and efficient gene therapy approach;
•	Technical expertise in manufacturing and analytical techniques, synthetic promoter development, engineered capsids, optimized capsids and specialized formulation and delivery techniques; and
•	Initial safety data in our XLRS Phase 1/2 trial showing that our most advanced gene therapy candidate is generally safe and well tolerated across treatment groups.

Our gene therapy platform

Although the concept of gene therapy is relatively straightforward, the process of developing and manufacturing vectors capable of delivering the genetic material safely into a patient’s own cells is highly technical and demands significant expertise, experience and know-how.  Our approach to gene therapy product development is built on our core competencies in three key areas: vector design, vector manufacturing and vector delivery, each of which is described in further detail below. One of our key capabilities is our depth of understanding of the complex interplay between the clinical disease, the cells in the patient’s body that need treatment, the selection of a capsid and a promoter, the design of the gene construct and the physical administration method.  We have spent more than 15 years conducting research on the best combinations of these elements with the aim of developing safe and effective product candidates.

Vector Selection  Overview.  The success of a gene therapy platform is highly dependent on the vector selected. Our platform is based on the use of a modified version of the non-replicating AAV to deliver the correct DNA directly to the nucleus of the cells affected by the disease. As an underlying platform, we believe that AAV vectors are particularly well suited for treating our target diseases and have advantages over other viral vectors, such as adenovirus, herpes virus and lentivirus. These advantages include:

•	AAV is a small, simple non-enveloped virus with only two native genes, which makes the virus easy to engineer as an effective vector;
•	AAV is inherently stable and resistant to degradation;
•	AAV vectors are capable of delivering functional genes in a manner that supports long-term production of protein, leading to sustained therapeutic effect, without altering the patient’s native DNA;
•	AAV vectors have a demonstrated safety profile across multiple human clinical trials in several indications; and
•

AAV vectors are versatile, having the ability to carry therapeutic gene sequences of up to 4,000 base pairs in length into a patient’s cell. As more than 90% of human genes have coding sequences less than 3,000 base pairs in length, this allows AAV vectors to be used in a wide variety of indications.

Vector design. After the selection of the vector type, there are other critical factors to be considered to maximize the safety and efficacy of the final gene therapy product:

•

Gene of Interest: The first step in vector design is to identify the therapeutic protein that we want the patient’s own cells to produce. The protein is expressed from a DNA sequence that defines the gene of interest.  In many cases the DNA sequence must be engineered to be stable during manufacturing and delivery.

•

Promoter: Production of the protein requires a promoter, which is a genetic element that drives expression. Certain promoters function well only in certain cell types, whereas other promoters function well in almost any cell type. We make our selection by comparing different promoters in the specific type of cells that are affected in each disease target, ideally in an animal whose physiology is close to that of humans, to find the promoter that best enables production of therapeutic levels of protein in that cell type.  Not only do we engineer these promoters in-house, we also work with a collaborator, Synpromics, that specializes in designing promoter elements to optimize therapeutic constructs for maximum expression with a smaller size, better expression and increased cell specificity.

•

Capsid: after the promoter and gene of interest are selected, these elements must be packaged into the AAV capsid. There are thousands of variations of AAV capsids with different abilities to bind to and enter varying cell types. Not only do we engineer these capsids in-house, we also collaborate with commercial and academic researchers to develop novel capsids that efficiently enter the type of cells that are affected by each of our targeted diseases.

Vector manufacturing

We have developed a proprietary, high-yield vector manufacturing process using scalable technologies. While our manufacturing method uses the herpes virus as a helper in the first step of a four-step AAV vector manufacturing process, there is no herpes virus in the final product. Our propriety process for AAV manufacturing uses robust cell lines that are well characterized and have been included in several regulatory submissions in the United States and Europe. This process is highly efficient and selective, generating more packaged vector with higher fidelity of target sequences than other production systems. We have developed and transferred over 30 robust and quantitative product-specific assays consistent with expected requirements for regulatory approval, and we supplement our deep manufacturing experience with first-in-class characterization of the resulting candidate therapeutics.

Our manufacturing process has been reviewed by the FDA, the Irish Medicines Board, and the Israeli Ministry of Health and has been authorized for production of product candidates for use in clinical trials in the United States, Europe and Israel. To date we have successfully manufactured clinical trial material for seven different indications using three different manufacturing vendors, to ensure sufficient capacity, and believe we are the only AAV gene therapy company with this level of experience. Our manufacturing process is reproducible and scalable. Our new process development facility is operational and we are conducting equipment evaluation runs with multiple vendors to support development of commercial processes for our product candidates.  Further we have completed design work on an internal cGMP facility at our Florida headquarters.

We own or have licensed 64 issued patents and 12 pending patent applications covering our manufacturing technology. We believe that our core competency and intellectual property estate in vector manufacturing differentiate us competitively and provide a key element of our gene therapy platform.

Vector delivery

Our gene therapy platform allows for vector delivery by a variety of methods, and we select the method that is best suited for the disease and cell type that we are targeting.

In ophthalmology, the product candidate can best be delivered to cells in the eye by either injecting the product candidate into the vitreous of the eye, an intravitreal injection, or by injecting the product candidate under the retina, a subretinal injection. Our ongoing clinical trial for our XLRS product candidate uses intravitreal injection, which we also expect to use as the method of delivery for our optogenetic product candidate. We are using subretinal injection as the method of delivery for our ACHM and XLRP product candidates in our ongoing clinical trials.

Surgical techniques used to introduce AAV in otology indications include microinjection into the cochlea via an apical cochleostomy or through the round window membrane.   Like the eye, the inner ear sensory organ – the organ of Corti – is bathed by fluid-filled spaces, enabling accessible vector administration.

Once a product candidate is identified in our CNS discovery program, we expect it will be administered by intrathecal delivery, which is an injection into the spinal canal.

Our Product Candidate Pipeline

The graphic below summarizes our current gene therapy programs:

Our four most advanced product candidates address ophthalmology indications XLRS, ACHM B3, ACHM A3, and XLRP, which are orphan diseases of the eye that are caused by mutations in single genes, significantly affect visual function starting at birth and currently lack effective medical treatments. Ophthalmology is attractive to us as a clinical stage company because treatments for diseases affecting vision have clearly defined, objective clinical endpoints with validated measurement tools that are accepted by the United States FDA. Other orphan drug companies have spent considerable time and resources working with the FDA to identify acceptable clinical endpoints and develop measurement tools in sometimes ill-defined diseases. In ophthalmology four accepted endpoints—visual acuity, visual fields, contrast sensitivity and color vision—are well understood by clinicians.  In addition, the FDA consistently applies these endpoints and works with industry to provide guidance on how much improvement is required for clinical relevancy. We believe that these end points could help accelerate the process of clinical study and regulatory approval for our ophthalmic products.

Finally, through our internal research work and in collaboration with partners, we have obtained preliminary safety data in clinical trials using delivery routes by both intravitreal and subretinal injection. In June 2017, we released topline safety data from the dose escalation portion of our XLRS trial indicating that our product candidate delivered by intravitreal injection was generally safe and well tolerated across treatment groups.   Subretinal injections of AAV vectors have also been studied in other clinical trials conducted by us (wet AMD and LCA2) and there were no reports of serious adverse events attributed to the vector used in either of those studies. Although there were differences in clinical outcomes in the initial three patients enrolled in our ACHM B3 trial, these results were most likely due to differences in surgical technique rather than the candidate drug product.  We have made changes to our clinical study to address the differences in outcomes by using the same surgeon in the near term to treat patients in this trial.

Our lead programs

X-linked Retinoschisis (XLRS)

XLRS is an inherited retinal disease, meaning that children are born with the defective gene that causes poor visual function that significantly affects daily living activities.  XLRS is specifically caused by mutations in the RS1 gene, which is located on the X chromosome and encodes the retinoschisin, or RS1, protein. Retinoschisin is expressed and secreted primarily from photoreceptor cells and binds strongly and specifically to the surface of photoreceptor and bipolar cells in the retina. Mutated forms of retinoschisin are unable to bind properly, resulting in schisis, or splitting of the layers of the retina, primarily in the macula. The disease begins early in childhood, and affected boys typically have best-corrected visual acuity of 20/60 to 20/120 at initial diagnosis. Complications such as vitreous hemorrhage or retinal detachment occur in up to 40% of patients, especially in older patients. According to a published study, the incidence rate for XLRS is between one in 5,000 and one in 20,000 males. Using a conservative incidence rate of 1 in 11,500 and assuming half the population is male, we estimate that there are about 35,000 persons with XLRS in the United States and Europe combined with XLRS.

The diagnosis of XLRS is made based on clinical findings and results of imaging studies and Electroretinogram (ERG). ERG is a clinical test that measures the electrical function of the retina. Clinical findings include reduced visual acuity and a characteristic spoke-wheel appearance of the macula when viewed by an ophthalmoscope, which is the instrument commonly used by ophthalmologists and optometrists to view the retina. Images obtained by optical coherence tomography, or OCT, a method of viewing layers of the eye somewhat like a sonogram, show spaces between the layers of the retina within the macula and fovea in most school-age boys with XLRS. These spaces mean that electrical signals cannot move from the photoreceptors to other retinal neurons and on to the brain, resulting in poor vision.

There is currently no approved treatment for. Management of disease manifestations includes low vision aids such as large-print textbooks, preferential seating in the front of the classroom and use of handouts with high contrast. Surgery may be required to address complications of vitreous hemorrhage or full-thickness retinal detachment, which occur in approximately 40% of patients.

Previous anecdotal evidence has indicated that treatment with carbonic anhydrase inhibitors may provide a reduction in the degree of schisis. However, data from our natural history study demonstrated that topical carbonic anhydrase inhibitors provided reduction in the degree of schisis in only some patients. In any case, the absence of controlled clinical trials makes interpretation of these data difficult. In addition, treatment with carbonic anhydrase inhibitors does not address the fundamental genetic defect in persons affected by XLRS. Neither carbonic anhydrase inhibitors nor any other medicinal products have been approved by regulatory agencies for treatment of XLRS.

Our XLRS product candidate

Our gene therapy approach involves using an AAV vector to insert a functional copy of the RS1 gene into the patient’s retinal cells, thereby inducing those cells to produce the normal retinoschisin protein. Our XLRS product candidate contains the RS1 gene and a promoter that has been shown to work well in primate retinal cells, and is packaged in a proprietary engineered AAV capsid that is able to efficiently enter target cells in the inner layers of the retina after intravitreal injection.

Preclinical proof of concept for our XLRS product candidate

In mouse models of XLRS, our gene therapy approach restores to normal the abnormal ERG response that is characteristic of XLRS. Mouse models of XLRS have been developed by deactivating, or knocking out, the RS1 gene. These “knockout” mice have clinical features similar to humans with XLRS, including reduced visual acuity, schisis cavities detected by OCT, and a markedly abnormal ERG response.

A study published in 2005 looked at staining for retinoschisin and for nuclei in retinal cells in a normal mouse, a RS1 knockout mouse in the absence of treatment, and a RS1 knockout mouse treated with an AAV-RS1 vector. The knockout mouse retina had no expression of retinoschisin and had splitting and disorganization of the layers of the retina. After treatment, RS1 staining was present in a normal fashion and the nuclear staining showed restoration of the organization of the cell layers in the retina. In another experiment, treatment by injection of an AAV vector expressing either mouse or human RS1 in these knockout mice improved visual function.

Because of the fragile nature of the patient’s eyes we concluded that intravitreal injection is the preferred route of administration for the AAV-RS1 vector. We therefore evaluated intravitreal injection of an AAV vector expressing a marker protein packaged in several different AAV capsids in monkeys and demonstrated that a vector packaged in an engineered capsid was able to target expression to the primate macula, which is the primary area in which retinoschisis occurs.

Clinical development of our XLRS product candidate

We are currently enrolling patients in a Phase 1/2 clinical trial, the primary endpoint of which is safety. Secondary endpoints include efficacy analyses and biological activity.  The current clinical protocol, illustrated below, anticipates enrollment of up to 27 patients.

The Phase 1/2 clinical trial is currently being conducted at six clinical sites that specialize in inherited retinal diseases. We have completed treatment of patients in groups 1a, 1b, 2 and 3 of the dose escalation phase of our Phase 1/2 clinical trial and we currently are enrolling adult patients in group 4 at the highest dose level and children between 6 and 18 in group 2b at the mid-dose group prior to making a decision to dose children between 6 and 18 at the highest dose level.

In June 2017, Mark Pennesi, M.D., Ph.D., one of our investigators, presented safety data at the Macula Society Annual Meeting from the first twelve patients, some of which have been followed for more than one year.  The data demonstrates that our XLRS product candidate has been generally well tolerated. We did observe mild to moderate ocular inflammation in the majority of patients in the treated eye, which resolved either without treatment or after treatment with topical or oral corticosteroids. We amended the protocol to provide for standard prophylactic corticosteroids versus the original protocol that allowed for treatment with corticosteroids only after inflammation was observed. No treatment related serious adverse events have been reported.

We have also completed a natural history study in persons affected by XLRS. The results from 56 participants with XLRS were evaluated on cross sectional and longitudinal measures of visual acuity, visual field sensitivity, microperimetry, cyst volume and ERG. The data suggest that patients with XLRS show a spectrum of visual function, with baseline visual acuity ranging from 0 to 82 ETDRS letters (average = 55.5; approximately 20/80). Changes in measures of visual function were minor and, in fact, stable over time and weakly correlated to changes in cyst volume or age.

In the patients dosed to date in our Phase 1/2 trial, we have continued to note variation in visual function from patient to patient.  We believe that in addition to the three patients initially enrolled in the high-dose group, the full group of patients in the expansion group need to be enrolled and followed for at least six months before meaningful conclusions can be drawn regarding biological activity. We expect to fully enroll this expansion group by the first quarter of 2018 and will present complete data after the last patient has been followed for six months.  To date, we have not seen evidence of biological activity in this group of patients, which is not unexpected given the small patient pool, the relatively short period of observation in the high dose group and the variability in the patient population.

Completion of the Phase 1/2 clinical trial and the natural history study will guide us, and our collaborator Biogen, in finalizing the design of a pivotal clinical trial. In the planned pivotal trial, we would expect to enroll between 40 and 75 patients who will be evaluated for changes in visual function over a 12-month period. If successful, we believe the results of this second trial could support submission of a Biologics License Application, or BLA, to the FDA in the United States and a Marketing Authorization Application, or MAA, to the EMA in Europe for our XLRS product candidate.

As a part of our collaboration, Biogen has obtained worldwide commercialization rights for the XLRS program. We will be responsible for the clinical development program through product approval. Biogen will support the clinical development costs, subject to certain conditions, following the first-in-human study. We have an option to share development costs and profits after the initial clinical trial data are available.

Achromatopsia (ACHM)

ACHM is an inherited retinal disease, meaning that children are born with the defective gene that causes poor visual function, which significantly affects daily activities.  ACHM is present from birth and throughout life and is characterized by a lack of cone photoreceptor function. Cone photoreceptors which are concentrated in the macula and the fovea, respond to moderate or bright intensity light and mediate fine visual acuity. Individuals with ACHM have markedly reduced visual acuity, photophobia or light sensitivity, and complete loss of color discrimination. Their only functioning photoreceptors are rod photoreceptors, which respond to low intensity light conditions and mediate night vision but cannot achieve fine visual acuity. Best-corrected visual acuity in persons affected by ACHM, even under subdued light conditions, is usually about 20/200, a level at which people are considered legally blind. They also experience extreme light sensitivity resulting in even worse visual acuity under normal daylight conditions, or day blindness.

ACHM can be caused by mutations in any of at least five genes that are required for normal cone photoreceptor function. The most common causes are mutations in the CNGB3 gene (about half of all cases) or CNGA3 gene (about one-fourth of all cases). These genes encode the CNGB3 and CNGA3 proteins, which combine to form a channel in the photoreceptor membrane that is required for phototransduction, the process of converting light into electrical signals that the brain can understand. According to published reports, the incidence rate for ACHM is approximately one in 30,000 people, and we therefore estimate that there are about 10,000 people in the United States and about 17,000 people in Europe with ACHM. Of these, about half, or a total of 13,500 in the United States and Europe combined, have the form of the disease caused by mutations in the CNGB3 gene and approximately 6,800 people have the form of the disease caused by mutations in the CNGA3 gene.

Our ACHM product candidates

Our gene therapy approach to treatment of ACHM involves using an AAV vector to insert a functional copy of the CNGB3 or CNGA3 gene into the patient’s photoreceptor cells. Our ACHM product candidates contain either the CNGB3 or the CNGA3 gene and a proprietary cone specific promoter that has been shown in preclinical studies to drive efficient gene expression in all three types of primate cone photoreceptors and restores cone photoreceptor function in dog, mouse and sheep models of ACHM.

Preclinical proof of concept for our ACHM product candidates

In mouse, dog and sheep models of ACHM, our product candidates were able to restore photoreceptor function, improve visual acuity and mitigate photophobia and day blindness.

ACHM naturally occurs in two breeds of dogs. Treatment by subretinal injection of an AAV vector expressing human CNGB3 restored cone function in both breeds of dogs. Cone-specific ERG responses were undetectable in these dogs before treatment but were clearly detected after treatment. Day blindness was demonstrated before treatment by testing the ability of the dogs to navigate a maze under progressively brighter conditions. Before treatment, it took the ACHM dogs progressively longer to navigate the maze as the ambient light increased from dim light to normal room lighting and even longer with normal outdoor daytime lighting. After treatment, the day blindness was substantially eliminated, and the treated ACHM dogs were able to navigate the maze under bright light conditions at almost the same speed as normal dogs.

Untreated ACHM dogs also demonstrated photophobia and day blindness when outdoors in daylight, which severely limited their ability to interact with people and objects in their environment. After treatment, there was a dramatic improvement in these important clinical manifestations of ACHM. The restored function persisted for more than 2.5 years (the longest duration tested).

In addition, a mouse model of ACHM was developed by knocking out the CNGB3 gene. Treatment by subretinal injection of an AAV vector expressing human CNGB3 in the knockout mice improved cone-specific ERG responses to nearly normal levels and improved visual acuity, as measured by their ability to follow a rotating pattern of vertical stripes of varying thickness.

There are also sheep models of ACHM caused by mutations in the CNGA3 gene. These sheep have clinical characteristics similar to human ACHM patients, with day blindness and absence of retinal cone function as measured by ERG. In collaboration with scientists at three academic centers in Israel, we conducted a preclinical study evaluating the safety and efficacy of our product candidate for CNGA3-related ACHM using one of the sheep models, which uses the same promoter and capsid used in our CNGB3 product candidate, administered by subretinal injection. Cone-specific ERG responses, which were undetectable in these sheep before treatment, were clearly detected after treatment. Day blindness was demonstrated before treatment by testing the ability of the sheep to navigate a maze under bright light conditions. After treatment, the day blindness was substantially reduced, and the treated sheep were able to navigate the maze under bright light conditions.  At both the higher and lower doses tested, the maze transit time was similar, and clearly improved over the pre-dose performance.

Humans and non-human primates (NHP), unlike lower mammals, have three sets of cones, so we also conducted studies in NHP to select both a capsid and promoter that would allow expression of the protein in all three primate cone types.  These studies showed that our proprietary promoter allowed for robust expression in red, green and blue cones.

Clinical development of our CNGB3-related ACHM product candidate

We are currently enrolling patients in a Phase 1/2 clinical trial in which the primary endpoint is safety. Secondary endpoints include efficacy analysis and biological activity. The current clinical protocol, illustrated below, anticipates enrollment of up to a total of 26 ACHM CNGB3 patients.

The Phase 1/2 clinical trial is being conducted at four clinical sites that specialize in inherited retinal diseases. An additional site is performing advanced optical testing on patients.

We are continuing to enroll the low dose group.  Due to differences in surgical technique in the first three patients, we expanded group 1 to include an additional two patients bringing the total number of patients treated in group 1 to five.  In order to minimize differences in surgical technique, we decided to use the same surgeon to treat the next two patients such that three of the first five patients will have been treated by the same surgeon. This surgeon will treat both additional patients prior to presenting data to the DSMC.

We have completed enrollment in a natural history study in persons affected by ACHM caused by CNGB3 mutations and results from the study will be presented in appropriate scientific meetings and publications.

Completion of the Phase 1/2 clinical study and the natural history study will guide us in finalizing the design of a pivotal clinical trial.  In the planned pivotal trial, we expect that between 40 and 75 patients will be enrolled and evaluated for changes in visual function over a 12-month period following treatment. If successful, we believe the results of this pivotal trial could support our submission of a BLA to the FDA and of an MAA to the EMA for our ACHM-B3 product candidate.

Clinical development of our CNGA3-related ACHM product candidate

A Phase 1/2 clinical trial in which the primary endpoint is safety is open and patient scheduling is ongoing. Secondary endpoints include efficacy analysis and biological activity. The current clinical protocol, illustrated below, anticipates enrollment of up to a total of 24 ACHM CNGA3 patients.

The Phase 1/2 clinical trial is being conducted at five sites that specialize in inherited retinal diseases, four of which are in the United States and one of which is in Israel. An additional site is performing advanced optical testing on patients. Based on our ACHM CNGB3 experience, we have made adjustments to this trial and intend to use the single surgeon discussed above with regard to our ACHM CNGB3 trial for the near term.

We have nearly completed enrollment in a natural history study in persons affected by ACHM caused by CNGA3 mutations and results from the study will be presented in appropriate scientific meetings and publications.

Completion of the Phase 1/2 clinical study and the natural history study will guide us in finalizing the design of a pivotal clinical trial.  In the planned pivotal trial, we expect that between 40 and 75 patients will be enrolled and evaluated for changes in visual function over a 12-month period following treatment. If successful, we believe the results of this pivotal trial could support our submission of a BLA to the FDA and of an MAA to the EMA for our ACHM-A3 product candidate.

X-linked Retinitis Pigmentosa (XLRP)

Retinitis pigmentosa is an inherited retinal disease with progressive loss of vision, meaning children are born with defective genes that cause poor visual function that significantly affects daily activities and worsens over time. XLRP is commonly first observed in boys and young men who notice problems with vision under low light conditions, or night blindness, followed by a restriction of peripheral visual fields, or tunnel vision, leading to poor central vision and eventually to total blindness.

The incidence rate for retinitis pigmentosa is about one in 4,000 people, according to a published study, and we estimate that there are about 75,000 people in the United States and 125,000 people in Europe with retinitis pigmentosa, or 200,000 people in the United States and Europe. According to a published study, about 10% of cases of retinitis pigmentosa are XLRP, from which we therefore estimate that there are about 20,000 persons with XLRP in the United States and Europe combined.

Our XLRP product candidates

Our gene therapy approach to treatment of XLRP involves using an AAV vector to insert a functional copy of the RPGR gene into the patient’s photoreceptor cells. Our XLRP product candidates contain an optimized and stabilized RPGR gene and a promoter that has been shown in preclinical studies to drive efficient gene expression in primate rods, cones and photoreceptors and restores photoreceptor function dog and mouse models of XLRP.

Pre-clinical development of our XLRP Product

Preclinical studies in a dog model of XLRP caused by mutations in the RPGR gene demonstrated a reduction in the rate of disease progression in eyes that received a subretinal injection of an AAV vector expressing a codon-optimized form of the RPRG-

ORF15 gene. A comparative dose range finding study of our XLRP product candidate in dogs demonstrated expression of the RPGR protein in both cone and rod photoreceptors, and improvement in structural and functional parameters associated with disease progression in this model. IND-enabling good laboratory practices, or GLP, toxicology studies have been completed in two relevant disease models (a dog model of the disease and in an RPGR knockout mouse model), providing guidance on the appropriate choice of dose levels to test in initial clinical studies.

Clinical development of our XLRP product candidate

On August 9, 2017, we filed an IND with the FDA in support of a Phase 1/2 trial for this product candidate.

The Phase 1/2 clinical trial is expected to be conducted at four clinical sites that specialize in inherited retinal diseases.  We are currently conducting site initiation activities at the four clinical sites.

We are conducting a natural history study in patients with XLRP caused by RPGR mutations. This study documents the progression of the disease in the absence of treatment and is providing important information about the best methods for measuring visual function and other parameters in these patients, which will guide us in the design of subsequent clinical trials in which our product candidate will be tested for safety and efficacy.

Completion of the Phase 1/2 clinical study and the natural history study will guide us, and our collaborator Biogen, in finalizing the design of a pivotal clinical trial.  In the planned pivotal trial, we expect that between 80 and 120 patients will be enrolled and evaluated for changes in visual function over a 24-month period following treatment. If successful, we believe the results of this pivotal trial could support our submission of a BLA to the FDA and of an MAA to the EMA for our XLRP product candidate.

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

Advanced Retinal Disease

As part of our collaboration with Bionic Sight we are developing an optogenetic candidate treatment for individuals having retinitis pigmentosa (RP) who have lost light sensitivity.  RP is a large group of inherited retinal disorders in which progressive degeneration of photoreceptors or retinal pigment epithelium (RPE) leads to vision loss which is independent of a patients’ genetic mutation.  In Europe and the United States, about 200,000 patients suffer from RP and every year between 15,000 and 20,000 patients with RP suffer vision loss.  The clinical manifestations of affected individuals present first as defective dark adaptation or “night blindness,” followed by reduction of peripheral visual fields and, eventually, loss of central vision. While the photoreceptor cell layers of these patients degenerate, the ganglion cell layer remains intact.

Optogenetics is a biological technique by which cells are modified to express light-sensitive proteins. These light sensitive proteins open or close in response to light and allow millisecond-scale temporal manipulation of electrical events. Therefore, optogenetics provides a way to manipulate the activity of cells by controlling these proteins with light.  A number of studies have been published on the effectiveness of these proteins for treating RP in animal models. Other studies have shown their effectiveness supplemented with a vision-enhancing device known as a retinal prosthesis. The device receives images, processes them, and then converts them into the same patterns of electrical pulses that the brain normally receives from normally functioning photoreceptors.

The candidate treatment being developed by AGTC and Bionic Sight is a recombinant AAV that expresses an optogenetic protein, ChronosFP, in the retinal ganglion cells. Light then activates the ChronosFP to send electrical signals from the retinal ganglion cells to the brain. Bionic Sight is developing a device with a retinal code that can provide light signals to the retinal ganglion cells that will result in an image the brain can recognize and may significantly enhance vision in patients who have received the optogenetic treatment.  Our collaborator, Bionic Sight, plans to file an IND for this product candidate for the treatment of RP in 2018.

Other opportunities in ophthalmology

We believe our current gene therapy platform will enable us to develop and test new AAV vectors that carry gene sequences for other inherited diseases in ophthalmology (it is estimated that approximately 290 genes causing inherited retinal disease have been identified), and that by leveraging our work on our lead programs we can reduce the need for early research work. In this way, we anticipate being able to move products efficiently through preclinical studies and into clinical development. As an example, in January 2016 we announced a research effort in collaboration with the Blue Cone Monochromacy Family Foundation, in blue cone monochromacy (BCM), a rare genetic disease of the retina that almost exclusively affects males. We also believe that there are large-market ophthalmology diseases where AAV vectors may provide benefit, such as wet AMD.

Central Nervous System

Our collaboration with Biogen includes options for three discovery programs, two in ophthalmic diseases and one in a non-ophthalmic condition.  On February 8, 2016, we announced that Biogen had selected adrenoleukodystrophy (ALD) as the indication for the non-ophthalmic discovery program.

ALD is an X-linked disorder of fatty acid metabolism that leads to accumulation of very long chain fatty acids in tissues throughout the body, mainly in the central nervous system and the adrenal gland. Clinically, ALD is a heterogeneous disorder with several distinct phenotypes, including rapidly declining neurological function and early death in young boys or progressive muscular weakness leading to lower limb paralysis in adults.  There are approximately 14,000 patients with ALD in the United States.  We are working with Biogen on vector design, animal model proof of concept and targeting studies in non-human primates in order to obtain data to support moving a potential product candidate to IND enabling studies.

Otology

We continue developing and improving our products through pre-clinical work in order to add to our clinical candidate pipeline.  On May 9, 2016, we announced a new initiative in the area of otology in which we will use our capabilities to develop potential gene therapy products that can address genetic causes of hearing loss. Hearing loss is one of the most common human sensory deficits and it is estimated that nearly half of the cases are suspected to have a genetic origin. Of the inherited forms of hearing loss, more than 300 genetic causes have been defined with the specific gene identified for more than 70.  Despite the impairment that can be caused by deafness, very little progress has been made in developing therapies that go beyond the temporary and partial solutions provided by hearing aids and cochlear implants. In multiple academic research studies, replacement of defective genes in animal models with normal copies has been shown to improve sound propagation in the auditory hair cells, making this a potentially promising application of AAV gene therapy. Additionally, the inner ear shares many of the characteristics that make ophthalmology attractive: it is anatomically well defined and is a small, well contained space where the target cells to be treated are easily identified.  In addition, the clinical outcome measures for treatments for hearing loss are well defined. Developing product candidates for conditions having these characteristics is a natural complement to our ophthalmology portfolio strategy as we apply our core capabilities and expertise to a new disease field. As part of our efforts in otology, we have formed a scientific advisory board to help guide our target selection and will announce product candidates when we formally begin development plans.

Research Programs

Additionally, in order to develop optimized next generation capsids to target specific cell populations within the human retina we continue to collaborate with 4DMT.  After extensive library screening in non-human primates, a shortlist of potential novel capsid variants with improved penetration after intravitreal injection, to all cell layers of the retina, in particular photoreceptors, are being further characterized. We have an option to enter into a licensing agreement if the confirmatory studies are successful. We also have a licensing arrangement with the University of Florida where we are screening their extensive library in a similar fashion.

We continue to collaborate with Synpromics to use their proprietary technology to develop and optimize synthetic promoters.  Promising novel synthetic promoter candidates specific for retinal cell types, such as RPE, have been identified and are undergoing further testing in vivo. We have an option to enter into a licensing agreement if the Synpromics develops improved promoters that we decide to use in our clinical candidates.

Manufacturing

Historically, there has been a lack of manufacturing infrastructure to enable the production of gene therapies in a reliable and reproducible manner at a commercially viable scale. The historical challenges for gene therapy manufacturing relate to the difficulty of developing constructs that provide the necessary helper functions, and in having systems that provide adequate yield, scalability and purity. We have made significant investments in developing improved manufacturing processes, which include the following:

•	Our proprietary manufacturing method for AAV production is highly efficient and selective, generating more packaged vector with higher fidelity of target sequences than other methods.
•	We have developed proprietary AAV vector manufacturing processes and techniques that produce a more purified and concentrated product candidate,
•	Our propriety platform for AAV production uses robust cell substrates that are well characterized and have been in several regulatory submissions in the US, Israel and Europe.
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

We believe these improvements and our continued investment in our manufacturing platform will enable us to develop best-in-class, next generation gene therapy products and that our viral vector production platform for AAV-based gene therapies offers significant benefits in comparison with the methods used by others to manufacture AAV vectors.

Strategic collaborations

We have formed strategic alliances in which both parties contribute expertise to enable the discovery and development of potential gene therapy product candidates. To access the substantial funding and other resources required to develop and commercialize gene therapy products, we intend to seek additional opportunities to form strategic alliances with collaborators who can augment our industry-leading gene therapy expertise.

On July 1, 2015, we entered into a broad collaboration and license agreement with Biogen to develop gene-based therapies for multiple ophthalmic diseases. Biogen made an upfront payment to us in the amount of $124.0 million, which included a $30.0 million equity investment and certain prepaid research and development expenditures. Biogen was granted a license to the XLRS and XLRP programs and the option to license discovery programs for two additional ophthalmic indications and one non-ophthalmic indication at the time of clinical candidate selection. In February 2016, we announced Biogen’s selection of adrenoleukodystrophy, or ALD, as the non-ophthalmic indication of the three discovery programs.  Under the collaboration, we are eligible to receive upfront and milestone payments exceeding $1 billion. This includes up to $472.5 million collectively for the two lead programs, which also will carry royalties in the high single digit to mid-teen percentages of annual net sales. In addition, Biogen may make payments up to $592.5 million across the discovery programs, along with royalties in the mid-single digits to low teen percentages of annual net sales for the discovery programs.  In October 2015, Biogen paid us an additional $5.0 million upon achievement of the first enrollment milestone for XLRS.

Biogen will also receive an exclusive license to use our proprietary manufacturing technology platform to make AAV vectors for up to six genes, three of which are chosen at our discretion, in exchange for payment of milestones and royalties.

On February 2, 2017, we entered into a strategic research and development collaboration agreement with Bionic Sight to develop therapies for patients with visual deficits and blindness due to retinal disease. Through the AGTC-Bionic Sight collaboration, the companies seek to develop a new optogenetic therapy that leverages AGTC’s deep experience in gene therapy and ophthalmology and Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding.

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5 percent equity interest in Bionic Sight. In addition to the initial investment, AGTC will contribute to ongoing research and development support costs through additional payments or other in-kind contributions.   These payments and contributions will be made over time, up to the date that Bionic Sight has received both investigational new drug clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product.

AGTC will receive additional equity, based on the valuation in place at the beginning of the agreement, for its cash and in-kind research and development contributions and will be obligated to purchase additional equity in Bionic Sight for $4.0 million, upon the filing of an IND for the product at a pre-determined valuation.

We have also entered into an agreement with SAFC, one of our current contract manufacturing organizations, for cGMP manufacture of clinical grade material for third parties. This arrangement allows us to approach other gene therapy companies that might benefit from our manufacturing and vector design capabilities. Under such an arrangement, we could potentially license our manufacturing technology and receive upfront payments, milestones and royalties. SAFC would do the manufacturing of commercial grade material.

We will continue to in-license additional intellectual property to support our current programs, to establish new development programs and to support our manufacturing technology. Additionally, we will seek to partner with other commercial gene therapy companies and academic institutions to leverage our expertise in vector design, research, manufacturing and the regulatory process. The goal of these collaborations would be to forge strategic partnerships around technologies and programs that would fit with our current and future development pipeline. In general, we would seek new intellectual property, development programs in rare diseases, pipeline products where the regulatory pathway is understood, partners with strong scientific, clinical and management expertise, and programs that have synergy with our current knowledge base and product pipeline that would add to our industry leadership. We would also be looking at programs where the disease being treated has a large enough patient population that there would be adequate financial returns for the investment of resources.

Our relationship with the University of Florida

All of our scientific founders spent part of their careers at the University of Florida, or UF, and three are still UF faculty members. Since our inception we have licensed significant technology from and funded research at multiple labs at UF. Pursuant to four agreements, we have licensed three U.S. patents and multiple pending applications covering inventions made at UF. UF has multiple capabilities in genetic cloning, gene therapy manufacturing, novel capsid identification, animal model development and facilities for both small and large animal testing, and in certain instances we have benefited from the ability to conduct important research at UF without having to expand in-house facilities and personnel. We interact frequently with the Powell Gene Therapy Center at UF and have an excellent working relationship with the UF Office of Technology Licensing.

In May 2013, we and UF were jointly awarded an $8.3 million grant from the National Eye Institute to support development of our ACHM CNGB3 product candidate, with Dr. William Hauswirth, one of our scientific founders a Professor and holder of the Rybaczki-Bullard Chair in the Department of Ophthalmology at UF, as principal investigator. As a sub-awardee, we expect to receive approximately $3.8 million over five years under this grant.  As of June 30, 2017, we have received payments in the aggregate amount of $2.8 million under this grant.

Our relationships with patient advocacy groups and academic centers

We have long believed that when developing products to treat orphan indications it is important to form strong relationships with patient advocacy groups, and we have done this successfully with both the Foundation Fighting Blindness, or FFB, and the Alpha-1 Foundation. Both organizations are well known for their advocacy of patients’ interests in obtaining diagnosis, developing treatments and providing for reimbursement. Both actively support research into treatment, and we have been awarded three research grants totaling $1.6 million from the FFB and one grant of $0.3 million from the Alpha-1 Foundation. More importantly, both organizations have been instrumental in assisting us in forming ties with disease experts, recruiting patients into clinical trials and helping us to understand the needs, wants and concerns of patients.  We also have relationships with other advocacy organizations such as Achroma Corp, the BCM Family Foundation, MOMS For Sight, Curing Retinal Blindness Foundation, Sofia Sees Hope, National Organization for Rare Disorders, ALD Connect, The Alpha-one Project and Global Genes.

In addition, we have formed strong relationships with key academic centers across the United States that have core competencies in gene therapy, orphan ophthalmology and AAT deficiency. These centers conduct sponsored research, act as advisors and collaborate with us on grant proposals. Since our inception, we have been awarded a variety of grant funding, either independently or with our collaborators. This funding has provided peer-reviewed scientific validation of our programs and has facilitated critical early stage research for our lead product candidates.

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

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development, commercialization and manufacture of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes and promoters, methods of transferring genetic material into cells, processes to manufacture our AAV-based product candidates and other proprietary technologies and processes related to our lead product candidates.

As of August 21, 2017, our patent portfolio included approximately 63 patents and patent applications that we own and approximately 54 patents and patent applications that we have licensed. More specifically, we own seven U.S. patents, seven pending U.S. applications, 24 foreign patents and 25 foreign patent applications. We have licensed six U.S. patents, two pending U.S. applications, 35 foreign patents and 11 pending foreign patent applications. Of the patents and patent applications that we own or license, 77 cover methods to manufacture AAV vectors, the longest lived and most significant of which is expected to expire in 2025. Two of the patents and 18 of the patent applications that we own are directed to small cone promoters and uses thereof. A patent issuing from this group could have an expiration date in 2034.

Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our gene therapy product candidates and AAV manufacturing process. Our owned and licensed patent portfolio includes patents and patent applications directed to our XLRS, ACHM, and XLRP programs, as well as our foundational AAV production platform. See also “—License agreements.

In addition to the above, we have established expertise and development capabilities focused in the areas of preclinical research and development, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will help us develop products based on our proprietary intellectual property and to expand our intellectual property portfolio.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The issued patents that are material to our business are expected to expire on various dates from 2018 to 2029.

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent per approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

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

License agreements

We have rights to use and exploit multiple technologies disclosed in issued and pending patents under licenses from other entities. We consider the commercial terms of these licenses, which provide for modest milestone and royalty payments, and their provisions regarding diligence, insurance, indemnification and other similar matters, to be reasonable and customary for our industry.

Information about our principal licenses is set forth below.

The University of Florida

We currently have three agreements with the University of Florida Research Foundation, or UFRF, an affiliate of UF, of which the principal licenses are as follows:

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

The University of Alabama at Birmingham

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

Collaborations with 4DMT and Synpromics

We continue to collaborate with 4DMT and Synpromics in order to develop optimized capsids to target specific cell populations and novel synthetic promoters, respectively.

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

Currently there are no approved products for any of our lead orphan ophthalmology indications of XLRS, ACHM and XLRP, although at least one company is developing a candidate gene therapy treatment intended to treat each indication. We believe the key competitive factors that will affect the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Recent developments in regulation of gene therapy

In 2017, the FDA approved a gene therapy product called Kymriah.  Although this is the only gene therapy product that has been approved in the United States, the FDA has provided guidance for the development of gene therapy products. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies, or OCTGT, within CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee, or CTGTAC, to advise CBER on its reviews. In addition, the FDA has issued a growing body of clinical guidelines, chemistry, manufacturing and control, or CMC, guidelines and other guidelines, all of which are intended to facilitate industry’s development of gene therapy products. As a result of those guidelines and the increasing number of gene therapy products in clinical development, we believe that a number of gene therapy products will be submitted to the FDA for approval over the next several years.

In Europe, two gene therapy products have been approved.  In 2012, the EMA approved a gene therapy product called Glybera, which is the first gene therapy product approved by regulatory authorities anywhere in the Western world.  Most recently, Strimvelis became the second gene therapy product approved by the EMA.

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
•

performance of adequate and well-controlled human clinical trials according to good clinical practice, or GCP, standards and IND and human subject protection regulations, and requirements to ensure the privacy and confidentiality of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product candidate for its intended use;

•

submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

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

When a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, along with the submission of an IND to the FDA, the protocol and related documentation is submitted to and the trial is registered with the NIH Office of Science Policy, or OSP, pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The oversight bodies at the initial clinical site(s) (Institutional Review Board (IRB) and Institutional Biosafety Committee (IBC)) are responsible for recommending whether or not the clinical study requires public review by the RAC, a federal advisory committee, which discusses protocols that raise novel or particularly important scientific, safety or ethical considerations. This recommendation is included with the protocol and related documentation submitted to the OSP as part of the trial registration process. The OSP may agree or disagree with that recommendation.  Should the oversight bodies recommend public RAC review and the OSP concurs, the protocol will then be reviewed at one of the NIH RAC’s quarterly meetings for which information must be submitted at least eight weeks in advance. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, although IND sponsors generally wait until the FDA affirmatively provides notice that the agency has no issues with the IND. If the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, and the trial oversight bodies and the OSP decide that full public review of the protocol is warranted, initiation of the protocol will be delayed until after completion of the RAC review process. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the GCP standards, human subject protection requirements, and FDA’s investigational new drug requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Clinical trials also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials are typically conducted in three sequential phases that may overlap, be combined, or be bifurcated into two parts:

•

Phase 1.  The biological product candidate is initially introduced into healthy human subjects and tested for safety. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2.  The biological product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3.  Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product approval and labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be required as a condition of approval or may be recommended after initial marketing approval if required. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. Depending on the type of product and mechanism of action, the FDA may recommend that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire, of trial subjects.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected suspected adverse reactions, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients.

Human gene therapy products are a new category of therapeutics. Although the FDA recently approved Kymriah, the first gene therapy product in the United States, gene therapy remains a relatively new and expanding area of novel therapeutic interventions. Consequently, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene transfer trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials. Over the last several years the FDA has issued helpful guidance on development of gene therapy products and shown a willingness to work closely with developers, especially with those working in orphan disease areas.

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

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product candidate intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States if there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product candidate. Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years; however, the FDA has not yet established what characteristics of a gene therapy product are relevant to determining whether two gene therapy products would be considered the same for purposes of orphan drug market exclusivity.  The FDA may approve a second drug or biological product during an exclusivity period in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product does not have exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

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

We also must comply with the FDA’s advertising and promotion requirements, such as the prohibition of preapproval promotion, requirements related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

United States patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of product development and the FDA review of a BLA, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one or more of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. On April 10, 2013, President Obama released his proposed budget for fiscal year 2014 and proposed to cut this twelve-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity for brand biologics due to minor changes in product formulations, a practice often referred to as “evergreening.” The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

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

Employees

As of June 30, 2017, we had 72 full-time employees, 46 of whom have Ph.D., M.D. or other post-graduate degrees. Of these full-time employees, 53 are engaged in research and development activities and 19 are engaged in finance, human resources, facilities and general management.

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

We are a clinical-stage biotechnology company, and we have not yet generated revenues from product sales. With the exception of the fiscal year ended June 30, 2017, in which we reported net income of $1.7 million due in part to the amortization associated with our collaboration agreement with Biogen, we have incurred losses from operations in each year since our inception in 1999. We reported net losses of $1.4 million and $24.3 million for each of the fiscal years ended June 30, 2016 and 2015, respectively.  As of our most recent fiscal year ended June 30, 2017, we had an accumulated deficit of $88.3 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

All of our revenue generated to date has come from research grants from third parties or license fees or milestone payments from collaborations. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners such as Biogen and Bionic Sight, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales for at least the next several years, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenues from product sales depends heavily on our success in:

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

Other than our product candidates for the treatment of XLRS, ACHM CNGB3 and ACHM CNGA3, all of our lead programs in orphan ophthalmology and otology are currently in preclinical development. Developing gene therapy products is expensive, and we expect our research and development expenses to increase substantially as we advance our current product candidates in clinical trials and as we undertake preclinical studies of new product candidates.

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2017, and 2016, our cash and cash equivalents and investments amounted to $138.4 million and $172.7 million, respectively. Our research and development expenses were $26.2 million, $38.9 million and $16.5 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. We believe that our existing cash and cash equivalents at June 30, 2017 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities, which regulations differ from country to country. Our product candidates are in various stages of development and are subject to the risks of failure typical of drug development. The development and approval process is expensive and can take many years to complete, and its outcome is inherently uncertain. We have not submitted an application for or received marketing approval for any of our product candidates. We have limited experience in conducting and managing the later-stage clinical trials necessary to obtain regulatory approvals, including approval by the FDA. To receive regulatory approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the product candidate is safe, pure and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we might receive regulatory approvals for any of our product candidates currently under development.

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

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, only one gene therapy product has been approved in the United States and only two such products have been approved in Europe.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Our clinical trials have and may continue to be delayed by the necessity to re-test study agent, the decision to use a single surgeon to treat all patients in our ACHM CNGB3 and ACHM CNGA3 trials in the near-term and a protocol amendment that required approval by institutional review boards at the clinical sites.  A failure of one or more clinical trials can occur at any stage of testing.

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
•

delays in the manufacture, testing, release, import or export for use of sufficient quantities of our product candidates for use in clinical trials by our vendors, such as the vendor testing errors previously experienced in our ongoing clinical trials;

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

Known adverse side effects that could occur with treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early time points after administration. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of T-cell response due to immune response against the vector capsid proteins. If our vectors demonstrate a similar effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. In addition, theoretical adverse side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, also known as cancer, which could potentially enhance the risk of malignant transformation. Potential procedure-related adverse events, including inflammation, can also occur and have, in fact, been observed in our XLRS and ACHM CNGB3 trials. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial. If we elect or are required to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals diagnosed annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product. Our product candidates for the treatment of XLRS, ACHM (in the form caused by mutations in the CNGB3 and CNGA3 genes) have been granted orphan drug designations by the FDA, and our product candidates for the treatment of XLRS, ACHM (in the form caused by mutations in the CNGB3 and CNGA3 genes), XLRP (in the form caused by mutations in the RPGR gene) and have been granted orphan medicinal product designation by the European Commission. We may request orphan drug designation for our other product candidates in the future but there can be no assurances that the FDA will grant any of our product candidates such designation. Additionally, the designation by the FDA of any of our product candidates as an orphan drug does not guarantee that the FDA will accelerate regulatory review of or ultimately approve that product candidate.

Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The FDA has not defined the meaning of “same drug” specifically for gene therapy products and it is possible that the FDA could conclude that no two gene therapy products could be considered the same.  The applicable period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition, or if a gene product considered to be the same as our product candidate is superior in certain respects.

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

Even if we complete the necessary clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect.

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

We do not expect to independently conduct all aspects of our vector production, product manufacturing, protocol development, and monitoring and management of our ongoing and planned preclinical and clinical programs. We have expanded our internal capabilities to include a full-scale pilot facility to facilitate continued improvement in our manufacturing process.  We have completed the design phase for a cGMP facility at our Florida headquarters to support later stage clinical development. We currently rely, and expect to continue to rely, to a significant degree, on third parties for the production of our clinical trial materials. In such cases, we expect to control only certain aspects of their activities.

Under certain circumstances, these third parties may be entitled to terminate their engagements with us or we may seek to terminate our engagement with them. Because of the complexities inherent in gene therapy manufacturing, we expect that any engagement by us of a new third-party manufacturer for our product candidates would take a substantial amount of time to establish.  Accordingly, if we need to enter into alternative arrangements, it could delay our product development activities. We are currently negotiating with and conducting pilot work at three alternative third-party manufacturers to expand our capacity and mitigate risk.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study and trial protocols. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study and trial plans and protocols, or if there are disagreements between us and these third parties, we will not be able to complete, or may be delayed in completing, the preclinical studies and clinical trials required to support future IND submissions and approval of our product candidates. In some such cases, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay with respect to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

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

All parties involved in the preparation of therapeutics for clinical trial or commercial sale are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with GMP requirements. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s GMP requirements enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

We expect to continue to rely on academic research institutions and other CROs along with clinical trial sites to ensure our clinical trials are conducted properly and on time. While we will have agreements governing their activities, we will have limited influence over their actual performance and will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our CROs are not our employees, and, except for remedies available to us under our agreements with such CROs, we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs. Our CROs also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

Our license relationships with Biogen and any other current collaboration or collaboration we enter into in the future, may pose a number of risks, including the following:

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

A number of companies have announced that they are working on AAV-based gene therapy technology and there are companies developing gene therapies in the field of orphan ophthalmology, on which we are currently focused, which have programs that are at the clinical and pre-clinical stages. Other companies could also potentially seek to enter this field.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. To the extent that we develop product candidates for indications with larger patient populations, such as wet AMD, we expect to experience particularly intense competition from larger and better funded pharmaceutical companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, market exclusivity provisions for products with orphan designation could severely limit the sales potential for any of our product candidates that do not gain first-to-market approval.

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

Obtaining coverage and reimbursement for a product from governmental and private payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to receive a positive coverage determination. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Currently, no gene therapy products have been approved for coverage under the Medicare program. The Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program, covers some items and services nationally through National Coverage Determinations. More frequently, coverage determinations for new products are made by the individual Medicare Administrative Contractors (MACs) that operate the program on a day-to-day basis in their awarded geographic jurisdictions. It is difficult to predict what CMS or the local MACs will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Moreover, Medicare reimbursement is determined in part based on where the drug or biologic is administered. Drugs or biologics administered in the inpatient setting are bundled along with other services into Diagnosis Related Groups for payment purposes. In the outpatient setting drugs and biologics such as our product candidates are generally reimbursed at Average Sales Price (ASP) + 6%. Outside of the United States, agencies in Europe may be more conservative than CMS with respect to reimbursement. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates and delay their commercial launch. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced or delayed compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and potential legislative changes on both the federal and state levels. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Gene therapy remains a novel technology, with only one gene therapy product approved to date in the United States and only two gene therapy products approved to date in Europe. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, trials using early versions of lentiviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize lentiviral vectors, our product candidates use a viral delivery system. Adverse events in our clinical trials or the clinical trials of other gene therapy companies, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act or 2010, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and subjects additional drugs to lower pricing under the 340B drug pricing program by adding new entities to the program.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, and we expect there to be further challenges in the future. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the ACA. The U.S. Senate has not adopted the American Health Care Act as passed by the U.S. House of Representatives or other legislation to amend or replace elements of the ACA. Thus, it is uncertain when or if the American Health Care Act will become law. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact our business.  The implications of these actions for our and our partners’ business and financial condition, if any, are not yet clear.

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

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals from the FDA in the United States and other government bodies internationally, the commercial success of our product candidates will depend in part on the medical community’s, patients’, and third-party payors’ acceptance of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the clinical indications for which the product candidate is approved;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	the cost of treatment relative to alternative treatments;
•	relative convenience and ease of administration;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	label limitations required by regulatory authorities, which could limit size of market;
•	the timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments; and
•	sufficient third-party insurance coverage and reimbursement.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Global Market impose various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Our management previously determined that as of June 30, 2016, 2015 and 2014, we had material weaknesses in our internal control over financial reporting, which related to the design and operation of our closing and financial reporting processes and our accounting for debt, equity and convertible instruments (as described in our Annual Reports on Form 10-K for such fiscal years).  Management has determined that as of June 30, 2017, a material weakness in our internal control over financial reporting related to the design and operation of our closing and financial reporting processes still existed, as described in Item 9A of this Annual Report on Form 10-K.

If we fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements and our company or cause our stock price to decline. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

If we are successful in executing our business strategy, we will need to continue to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities, and, in the longer term, build a sales force and commercial infrastructure to support commercialization of any of our product candidates that are approved for sale. Future growth would impose significant added responsibilities on members of management. It is possible that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and products requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

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

Despite our efforts to retain valuable employees, members of our management, scientific and development teams have in the past and may in the future terminate their employment with us. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations. We do not maintain “key man” insurance policies on the lives of these individuals or any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

Substantially all of our manufacturing operations and a majority of our research and development operations are conducted from our headquarters located near Gainesville, Florida. Hurricanes or other natural disasters could severely disrupt our operations, damage our research facilities or destroy stored research materials that could be difficult to replace, and otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors and consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted our operations or the operations of our third-party contract manufacturer, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, the loss of clinical trial data from our clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If our security measures, disaster recovery and business continuity plans are not adequate in the event of such a breach, serious disaster or similar event, we could incur substantial expenses and the further development and commercialization of our product candidates could be delayed, which could have a material adverse effect on our business.

Interruptions in the supply of product or inventory loss may adversely affect our operating results and financial condition.

Our product candidates are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subjects us to production risks. While product batches released for use in clinical trials or for commercialization undergo sample testing, such testing is subject to human error and some defects may only be identified following product release. In addition, process deviations or unanticipated effects of approved process changes may result in these intermediate products not complying with stability requirements or specifications. Most of our product candidates must be stored and transported at temperatures within a certain range. If these environmental conditions deviate, our product candidates’ remaining shelf lives could be impaired or their efficacy and safety could become adversely affected, making them no longer suitable for use. The occurrence or suspected occurrence of production and distribution difficulties can lead to lost inventories, and in some cases product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches. Any interruption in the supply of finished products or the loss thereof could hinder our ability to timely distribute our products and satisfy customer demand. Any unforeseen failure in the storage of the product or loss in supply could delay our clinical trials and, if our product candidates are approved, result in a loss of our market share and negatively affect our revenues and operations.

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

We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we have enacted policies and procedures designed to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The United States Patent and Trademark Office and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-

compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our business.

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

Fluctuations in the price of our common stock could contribute to the loss of all or part of your investment. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our common stock. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.

Factors affecting the trading price of our common stock may include:

•	our failure to develop and commercialize our product candidates;
•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	adverse results or delays in our preclinical studies or clinical trials;
•	reports of adverse events in other gene therapy products or clinical studies of such products;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	any delay in filing an IND or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;
•	success of competitive products;
•	adverse developments concerning our collaborations and our manufacturers;
•	inability to obtain adequate product supply for any product candidate for clinical trials or commercial sale or inability to do so at acceptable prices;
•	the termination of a collaboration or the inability to establish additional collaborations;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	our ability to effectively manage our growth;
•	the size and growth, if any, of the orphan ophthalmology and other targeted markets;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period or failure of securities analysts to publish reports about us or our business;
•	changes in financial estimates and recommendations by securities analysts concerning our company, the gene therapy market, or the biotechnology and pharmaceutical industries in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	overall performance of the equity markets;
•	announcements by us or our competitors of acquisitions, new product candidates or programs, significant contracts, commercial relationships or capital commitments;
•	our ability to successfully market our product candidates;
•	changes in laws and regulations affecting our business, including but not limited to clinical trial requirements for approvals;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and gene therapy platform;
•	commencement of, or involvement in, litigation involving our company, our general industry, or both;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of our common stock available for public sale;
•	additions or departures of key scientific or management personnel;
•	any major change in our board or management;
•	changes in accounting practices;
•	ineffectiveness of our internal control over financial reporting;
•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act t, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through June 30, 2019, which is the fifth anniversary of the end of the fiscal year in which our initial public offering closed. However, circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any December 31 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following June 30 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Cambridge, Massachusetts

In August 2015, we entered into a two-year lease to occupy approximately 3,000 square feet of office and laboratory space in Cambridge, Massachusetts. On July 31, 2017, we entered into a new lease to increase our office and laboratory space in Cambridge by approximately 5,000 square feet to a total of approximately 8,000 square feet and extend the term of the lease for an additional seven years, with an option to further extend the lease for one additional three-year term. The Cambridge facility primarily focuses on business development, pharmacology, and basic research and development.

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

Market Information

Our common stock has been listed on The NASDAQ Global Market under the symbol “AGTC” since March 27, 2014. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by The NASDAQ Global Market:

	2017		2016
	High	Low	High	Low
First fiscal quarter	$17.00	$8.50	$20.10	$12.43
Second fiscal quarter	$10.85	$6.35	$21.43	$12.04
Third fiscal quarter	$10.15	$6.08	$20.13	$12.12
Fourth fiscal quarter	$7.05	$4.70	$19.86	$12.76

As of August 31, 2017, a total of 18,087,785 shares of our common stock were outstanding and we had 35 holders of record of our common stock.

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

Comparative Stock Performance

The following stock performance graph compares the cumulative total return to stockholders for our common stock for the period commencing March 27, 2014 (the date on which our common stock commenced trading on The NASDAQ Global Market) and ended June 30, 2017 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The calculation of total cumulative returns assumes a $100 investment in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes reinvestment of all dividends, if any. The historical information set forth below is not necessarily indicative of future performance.

	3/14	6/14	6/15	6/16	6/17
Applied Genetic Technologies Corporation	100.00	156.50	103.93	95.73	34.55
NASDAQ Composite	100.00	105.23	119.93	117.34	149.68
NASDAQ Biotechnology	100.00	109.25	149.07	107.52	124.72

ITEM 6:	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K and with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our selected statement of operations data for the fiscal years ended June 30, 2017, 2016 and 2015 and our selected balance sheet data as of June 30, 2017 and 2016 are derived from our audited financial statements included elsewhere in this report. The selected statements of operations data for the fiscal years ended June 30, 2014 and 2013 and the balance sheet data as of June 30, 2015, 2014 and 2013 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The selected financial data in this section are not intended to replace our financial statements and the related notes.

Selected Financial Data

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
	(in thousands except per share data)
Statement of Operations Data:
Revenue:
Collaboration Revenue	$39,282	$46,751	$—	$—	$—
Grant revenue	191	610	1,682	917	439
Sponsored research and other revenue	-	-	672	212	503
Total revenue	39,473	47,361	2,354	1,129	942
Operating expenses:
Research and development	26,217	39,376	18,118	8,503	3,133
General and administrative	11,354	10,074	8,768	5,182	1,403
Total operating expenses	37,571	49,450	26,886	13,685	4,536
Income (loss) from operations	1,902	(2,089)	(24,532)	(12,556)	(3,594)
Other income (expense):
Investment income, net	952	711	216	42	10
Interest expense	—	—	—	—	(191)
Fair value adjustments to warrant liabilities	—	—	—	(441)	(8)
Fair value adjustments to Series B purchase rights	—	—	—	(2,904)	(1,207)
Other	(47)	(3)	(2)	(49)	—
Total other income (expense), net	905	708	214	(3,352)	(1,396)
Income (loss) before provision for income taxes	2,807	(1,381)	(24,318)	(15,908)	(4,990)
Provision for income taxes	2,400	—	—	—	—
Net income (loss)	$407	$(1,381)	$(24,318)	$(15,908)	$(4,990)
Net income (loss) per share, basic (1)	$0.02	$(0.08)	$(1.50)	$(4.46)	$(45.78)
Net income (loss) per share, diluted (1)	$0.02	$(0.08)	$(1.50)	$(4.46)	$(45.78)
Weighted-average shares outstanding, basic	18,072	17,810	16,253	3,568	109
Weighted-average shares outstanding, diluted	18,385	17,810	16,253	3,568	109

	As of June 30,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,706	$28,868	$39,187	$8,623	$8,893
Short and long-term investments	$107,743	$143,847	$46,083	$64,450	$14,000
Total assets	$147,923	$180,797	$90,174	$77,407	$25,490
Current liabilities	$28,156	$54,743	$4,642	$2,534	$3,460
Convertible preferred stock	$—	$—	$—	$—	$58,103
Total stockholders’ equity (deficit)	$115,329	$109,288	$85,532	$74,873	$(36,183)

(1)	See Note 2 to the AGTC Financial Statements for a description of the method used to calculate basic and diluted net loss per share.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases.  Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinoschisis (XLRS), X-linked retinitis pigmentosa (XLRP), and achromatopsia (ACHM) and a preclinical program in optogenetics.  In addition to ophthalmology, we have recently initiated preclinical programs in adrenoleukodystrophy (ALD) and otology.  With a number of important clinical milestones on the horizon, we believe we are well positioned to advance multiple programs towards pivotal studies. In addition to our product pipeline, we have also developed broad technological capabilities through our collaborations with 4D Molecular Therapeutics (4DMT), Synpromics Limited (Synpromics), and the University of Florida, which provide us with expertise in vector design and manufacturing as well as synthetic promoter development and optimization. Finally, our partnership with Biogen, which includes our clinical XLRS and XLRP programs, a discovery program in ALD and two ophthalmology programs, validates our approach and technology, and provides us with a significant cash runway to advance our wholly-owned candidates.

Since our inception in 1999, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology and alpha-1 antitrypsin deficiency, or AAT deficiency, an inherited orphan lung disease, including activities to manufacture product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily through the private placement of preferred stock, common stock, convertible notes and warrants to purchase preferred stock, through our public offerings consummated in April 2014 and July/August 2014, and through upfront and milestone payments from our partners.  We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the United States Food and Drug Administration, or FDA, and by patient advocacy groups such as The Foundation Fighting Blindness, or FFB, and the Alpha-1 Foundation.

Although we recorded income from operations of $1.9 million for the year ended June 30, 2017 due in part to the amortization of revenue associated with our collaboration agreement with Biogen, we have incurred losses from operations in each other year since inception. Our net income for the fiscal year ended June 30, 2017 was $0.4 million, compared to net losses of $1.4 million and $24.3 million for each of the fiscal years ended June 30, 2016 and 2015, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.  We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct preclinical studies and clinical trials for our XLRS, ACHM and XLRP product candidates;
•	continue our research and development efforts, including exploration through early preclinical studies of potential applications of our gene therapy platform in::
o	orphan ophthalmology indications;
o	non-orphan ophthalmology indications including wet AMD and other inherited retinal diseases; and
o	other inherited diseases, such as otology and CNS indications.
•	manufacture clinical trial materials and develop larger-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	further develop our gene therapy platform;
•	add personnel to support our collaboration, product development and commercialization efforts; and
•	continue to operate as a public company.

As of June 30, 2017, we had cash and cash equivalents and investments totaling $138.4 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments at June 30, 2017, will be will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years.  In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

Strategic Collaborations

Biogen

In July 2015, we entered into a collaboration agreement with Biogen, which we refer to as the collaboration agreement, pursuant to which we and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on our adeno-associated virus vector technologies. The Collaboration Agreement became effective on August 14, 2015.Under the collaboration agreement, we will conduct all development activities through regulatory approval in the United States for the XLRS program (with activities through Phase 1/2 completion being pre-funded under the agreement and any further activities subject to incremental consideration), and all development activities through the completion of the first in human clinical trial for the XLRP program (with activities through filing the IND being pre-funded under the agreement and any further activities subject to incremental consideration).  In addition, the collaboration agreement provides for discovery programs targeting three indications whereby we will conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate.  In February 2016, we announced Biogen’s selection of adrenoleukodystrophy as the non-ophthalmic indication of the discovery programs.  Under the terms of the collaboration agreement, we, in part through our participation in joint committees with Biogen, will participate in overseeing the development and commercialization of these specific programs.

Under the collaboration agreement, we received a non-refundable upfront payment of $94.0 million in August 2015.  As a result of the upfront payment made by Biogen, we became liable to our various research partner institutions for sub-license payments, which led us to record an expense for collaboration-related license fees of $12.0 million.  We paid these license fees in full during the fiscal year ended June 30, 2016.

During 2017 and 2016, we recognized revenue of approximately $39.3 million and $46.8 million, respectively from our collaboration with Biogen.  We are also eligible to receive payments of up to $467.5 million based on the successful achievement of future milestones under the two lead programs and up to $592.5 million based on the exercise of the option for and the successful achievement of future milestones under the three discovery programs.  Biogen will pay revenue-based royalties for each licensed product at tiered rates ranging from high single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and at rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products.  Due to the uncertainty surrounding the achievement of the future milestones, such payments were not considered fixed or determinable at the inception of the collaboration agreement and accordingly, will not be recognized as revenue unless and until they become earned.  We achieved the first milestone under the XLRS program in late August 2015, which triggered a milestone payment from Biogen of $5.0 million and the recording of milestone revenue.  We are not able to reasonably predict if and when any of the remaining milestones will be achieved.

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

Bionic Sight, LLC

In February 2017, we entered into a collaboration agreement with Bionic Sight to develop a gene therapy treatment to be used with Bionic Sight’s innovative neuroprosthetic device and algorithm for retinal coding.  Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5 percent equity interest in Bionic Sight. In addition to the initial investment, we will contribute to ongoing research and development support costs through additional payments or other in-kind contributions.  These payments and contributions will be made over time, up to the date that Bionic Sight has received both investigational new drug clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product (the “IND Trigger”.)  If the IND Trigger is attained, we will receive additional equity, based on the valuation in place at the beginning of the agreement, for its cash and research and development contributions and will be obligated to purchase additional equity in Bionic Sight for $4.0 million upon the filing of the IND for the product at a pre-determined valuation.

Synpromics

In December 2015, we entered into an agreement with Synpromics Limited (“Synpromics”) to utilize Synpromics' proprietary technology to develop and optimize synthetic promoters.  In the event that results from the research are promising, we have options to license promoters that result from the collaboration efforts.

4DMT

In April 2015, we signed an agreement with 4DMT to conduct research on optimized next generation capsids to target specific target cell populations within the human retina using 4DMT’s Directed Evolution AAV vector discovery platform.  If promising capsids result from the research, we have an option to enter into a licensing agreement.

Financial operations overview

Revenue

Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products. To date, we have not generated any revenues from the sales of products. During the fiscal years ended June 30, 2017 and 2016, we recognized $39.3 million and $46.8 million of revenue from our collaboration with Biogen, respectively.  In the fiscal year ended June 30, 2015, all our revenues were derived from grants and sponsored research arrangements.  Revenues from grants and sponsored research arrangements are recognized when there is reasonable assurance that they will be received and we have complied with the terms of the grant or the sponsored research arrangement.

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
•	expenses incurred under agreements with academic research centers, contract research organizations, or CROs, and investigative sites that conduct our clinical trials;
•	license and sublicense fees and collaboration expenses;
•	the cost of acquiring, developing, and manufacturing clinical trial materials; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

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

As of June 30, 2017, we had a total of 53 research and development personnel.  From inception through June 30, 2017, we have incurred approximately $137.0 million in research and development expenses.  We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, legal, business development, finance and human resource functions. Other general and administrative expenses include costs to support employee training and development, board of directors costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, and accounting, investor relations, corporate communications and information technology services. We anticipate that our general and administrative expenses will continue to increase in the future as we hire additional employees to support our continued research and development efforts, collaboration arrangements, and the potential commercialization of our product candidates.  Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

Income taxes

We use the asset and liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

As required by U.S. GAAP, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Any interest and penalties related to uncertain tax postions will be reflected in income tax expense.  The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates.  On December 28, 2015, the United States Internal Revenue Service, or IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014.  As of June 30, 2017, the IRS audit was closed and the Company incurred no penalties or payment liabilities for its income tax positions.

For the fiscal year ended June 30, 2017, the Company recorded an income tax provision, related to the Company’s Federal alternative minimum taxable income (“AMTI”) and state income tax in multiple states where the Company is doing business.  The Company calculates its AMTI using the alternative minimum tax (“AMT”) system. The Company’s federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. Corporations are exempt from AMT for all prior years in which their annual gross receipts for the 3-year period ending before the current tax year did not exceed $7.5 million. For the fiscal year ending June 30, 2017, the Company no longer qualifies for the small company exclusion. The AMT system limits the use of net operating losses used by taxpayers to offset taxable income.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Scope of Modification Accounting, which amends ASC Topic 718, Compensation – Stock Compensation.  The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. We are currently in the process of evaluating the impact of adoption of this standard on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation.  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows.  The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We have adopted this standard for our 2018 fiscal year and do not expect it to have a material effect on our balance sheets, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. In July 2015, the FASB delayed the effective date of this guidance by one year.  The guidance is now effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach.

We are working through an adoption plan which will include a review of collaboration agreements, applying the five-step model of the new standard and comparing results to our current accounting. As part of this, we are evaluating the method of adoption and assessing changes that might be necessary to our processes, internal controls and address changes in financial reporting. Because of the nature of the work that remains, at this time we are unable to reasonably estimate the impact of adoption on our financial statements.

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

Results of operations

Comparison of the fiscal years ended June 30, 2017 and 2016

Revenue

	Fiscal year ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$39,282	$46,751	$(7,469)	(16)%
Grant revenue	191	610	(419)	(69)%
Total revenue	$39,473	$47,361	$(7,888)	(17)%

Total revenue for fiscal year 2017 decreased by $7.9 million to $39.5 million compared to fiscal year 2016.  This decrease is primarily due to recognizing $5.0 million of milestone revenue in fiscal year 2016 associated with achieving a XLRS patient enrollment milestone under our collaboration arrangement with Biogen, and to a lesser extent due to reduced revenue associated with the amortization of upfront fees associated with the Biogen collaboration due to certain delays which have extended our estimate of period of performance and reduced research and development activities under grant-funded projects.

Research and development expenses

Research and development expenses for fiscal year 2017 decreased by $13.2 million to $26.2 million compared to fiscal year 2016.  This decrease was primarily driven by a $12.0 million reduction in sublicense expenses associated with our collaboration arrangement with Biogen on the XLRS and XLRP programs and a $3M reduction in licensing and milestones fees paid to 4D Molecular Therapeutics and Synpromics Limited associated with our research and discovery programs.  These decreases were partially offset by increased employee-related expenses related to the hiring of additional employees to support clinical trial execution and research and development activities.

The following table summarizes our research and development expenses by product candidate or program for the fiscal year ended June 30, 2017 and 2016:

	Fiscal Year Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
External research and development expenses
ACHM	$3,699	$3,648	$51	1%
XLRS	2,062	9,237	(7,175)	(78)%
XLRP	1,788	8,604	(6,816)	(79)%
Research and discovery programs	3,677	6,911	(3,234)	(47)%
Total external research and development expenses	11,226	28,400	(17,174)	(202)%
Internal research and development expenses
Employee-related costs	7,808	5,631	2,177	39%
Share-based compensation	2,546	2,147	399	19%
Other	4,637	3,198	1,439	45%
Total internal research and development expenses	14,991	10,976	4,015	37%
Total research and development expense	$26,217	$39,376	$(13,159)	(33)%

In fiscal year 2016, we began tracking external spending for our most advanced product candidates.  External research and development costs consist of collaboration, licensing, manufacturing, testing, and other miscellaneous expenses that are directly attributable to our most advanced product candidates and discovery programs.   We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

General and administrative expenses

	Fiscal Year Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$3,952	$2,827	$1,125	40%
Share-based compensation	3,060	2,860	200	7%
Legal and professional fees	1,058	1,144	(86)	(8)%
Other general and administrative expenses	3,284	3,243	41	1%
Total general and administrative expenses	$11,354	$10,074	$1,280	13%

General and administrative expenses for fiscal year 2017 increased by $1.3 million to $11.4 million compared to fiscal year 2016.  The increase was primarily driven by the hiring of additional employees which resulted in higher share-based compensation and other employee-related costs.

Other income (expense), net

For fiscal year 2017, other income (expense), net, which was primarily comprised of investment income, increased to $0.9 million from $0.7 million generated in 2016 due largely to modestly better investment performance.

Provision for income taxes

Income tax expense was $2.4 million for the year ended June 30, 2017 compared to no tax expense in fiscal year 2016.  The fiscal year 2017 income tax expense results from the recognition of revenue related to the Biogen agreement for tax purposes, which is accelerated compared to our GAAP revenue, resulting in significantly more taxable income than GAAP net income.  While our taxable income is largely offset by the use of NOLs, our income tax expense is primarily due to federal alternative minimum tax expense, the apportionment of income to certain state jurisdictions where we do not have NOLs and the recognition of a reserve for uncertain tax positions.

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

Research and development expenses

	Fiscal Year Ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration costs	$12,034	$—	$12,034	n/m
Outside program costs	11,965	10,800	1,165	11%
Employee-related costs	5,631	2,923	2,708	93%
Licenses, milestones and related fees	4,402	1,590	2,812	177%
Share-based compensation	2,147	908	1,239	136%
Other	3,197	1,897	1,300	69%
Total research and development expenses	$39,376	$18,118	$21,258	117%

Research and development expenses for fiscal year 2016 increased by $21.3 million to $39.4 million compared to fiscal year 2015, driven largely by $12.0 million of incremental sublicensing costs associated with our collaboration arrangement with Biogen.  Also contributing to the higher research and development expenses were $3.0 million of increased license and milestone fees from new collaboration arrangements with external partners 4D Molecular Therapeutics and Synpromics Limited.  In addition, employee-related and share-based compensation costs also increased year-over-year due primarily to the hiring of additional employees to support this increased level of research and development activity and the impact of new share-based incentives awarded during the year.

General and administrative expenses

	Fiscal Year Ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$2,827	$2,231	$596	27%
Share-based compensation	2,860	1,912	948	50%
Legal and professional fees	1,144	1,909	(765)	(40)%
Other	3,243	2,716	527	19%
Total general and administrative expenses	$10,074	$8,768	$1,306	15%

General and administrative expenses for fiscal year 2016 increased by $1.3 million to $10.1 million compared to fiscal year 2015.  The increase was primarily driven by the hiring of additional employees which resulted in higher share-based compensation and other employee-related costs.  Other administrative expenses were also higher compared to 2015 due primarily to our ongoing expansion and the increasing costs of operating as a publicly-traded company.  The impact of these incremental costs was partially offset by decreased legal and professional fees.

Other income (expense), net

For fiscal year 2016, other income (expense), net, which was primarily comprised of investment income, increased to $708,000 from $214,000 generated in 2015 due largely to comparatively higher cash and investment balances.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of June 30, 2017, we had an accumulated deficit of $89.6 million.  It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

During fiscal year 2016, we received a non-refundable upfront cash payment of $94.0 million under our collaboration arrangement with Biogen.  Contemporaneous with this collaboration arrangement, we also entered into an equity agreement with Biogen under which we received an additional $30.0 million in cash in exchange for 1,453,957 shares of common stock that we issued to Biogen at a purchase price of $20.63 per share.  During fiscal year 2017, we made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of June 30, 2017, we had cash and cash equivalents and investments of $138.4 million.

As of June 30, 2017, our cash and cash equivalents were held in bank accounts and money market funds, while our short and long-term investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,001)	$70,991	$(19,485)
Investing activities	32,811	(100,804)	17,892
Financing activities	28	19,494	32,157
Net (decrease) increase in cash and cash equivalents	$1,838	$(10,319)	$30,564

Operating activities.  Cash used in operating activities of $31.0 million during the fiscal year ended June 30, 2017 was primarily due to changes in operating assets and liabilities of $38.4 million, partially offset by non-cash items of $7.0 million, including $5.6 million of stock-based compensation expense, and net income of $0.4 million.  The change in operating assets and liabilities was primarily due to the amortization of upfront fees associated with our Biogen collaboration. For fiscal year 2016, net cash provided by operating activities of $80.0 million was primarily associated with the upfront cash proceeds of $104.8 million received in connection with the entry into our collaboration with Biogen, which included an allocation of $10.8 million from the equity agreement, and a milestone payment from Biogen of $5.0 million.  These proceeds were partially offset by the impact of our net loss, including the amortization of deferred revenue and payments to certain research partner institutions in the aggregate amount of $12.0 million for sub-license, milestone and other costs which were all associated with the Biogen collaboration, and changes during the period in our working capital accounts.  Cash used in operating activities of $19.5 million during the fiscal year ended June 30, 2015 was primarily a result of our $24.3 million net loss, partially offset by non-cash items of $3.2 million, including $2.8 million of stock-based compensation expense, and changes in operating assets and liabilities of $1.6 million.

Investing activities.  Cash provided by investing activities of $32.8 million for the fiscal year ended June 30, 2017 was primarily due to maturity of investments of $103.2 million, partially offset by purchases of investments of $67.5 million, a $2.0 million payment to Bionic Sight for an equity interest in that company and purchases of property and equipment of $0.7 million. For the fiscal year 2016, net cash used in investing activities consisted primarily of cash outflows of $208.2 million related to the purchase of investments and $2.6 million related to the purchase of property and equipment and the acquisition of intellectual property, including leasehold improvements at our new facility in Alachua, Florida.  These cash outflows were partially offset by $110.0 million of proceeds from the maturity of investments. Net cash provided by investing activities during fiscal year 2015 of $17.9 million was primarily comprised of proceeds totaling $121.1 million from the maturity of investments, partially offset by cash outflows of $102.9 million related to the purchase of investments and $323,000 related to the acquisition and maintenance of intellectual property and purchase of property and equipment.

Financing activities. Net cash provided by financing activities was $28,000 during fiscal year 2017 and was due to proceeds received from the exercise of stock options.  Net cash provided by financing activities during fiscal year 2016 was $19.5 million and consisted of $19.2 million of cash received in connection with our sale of shares of common stock to Biogen pursuant to the equity agreement executed on July 1, 2015 and $283,000 of cash received in connection with the exercise of stock options.  Net cash provided by financing activities during fiscal year 2015 was $32.2 million, of which $32.0 million was related to the follow on public offering that we completed during our first quarter ended September 30, 2014 and $148,000 consisted of cash received in connection with the exercise of stock options.

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

We believe that our existing cash and cash equivalents and investments at June 30, 2017, will be will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years.  In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs our planned clinical trials for our XLRS and ACHM product candidates;
•	the timing and costs of our planned preclinical studies of our XLRP product candidate;
•	the timing and level of activity as determined by us or jointly with our partners;
•	the level of funding received from our partners;
•	whether or not we elect to cost share with our partners;
•	the initiation, progress, timing, costs and results of preclinical studies relating to potential applications of our gene therapy platform in other indications;
•	our success in scaling our manufacturing method and expanding our manufacturing capabilities;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of marketing approval, revenue received from commercial sales of our product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Contractual obligations and commitments

The following table summarizes our contractual obligations at June 30, 2017:

		Less			More
		than 1	1 to 3	3 to 5	than 5
In thousands	Total	Year	Years	Years	Years

Operating lease obligations (1)	$13,021	$1,157	$2,983	$3,094	$5,787
Purchase obligations (2)	919	165	162	173	419
Total	$13,940	$1,322	$3,145	$3,267	$6,206

(1)

Our current leased facilities encompass approximately 21,000 square feet of laboratory and office space in Alachua, Florida under a lease arrangement that will expire in December 31, 2025.  In addition, we occupy approximately 3,000 square feet of office and laboratory space in Cambridge, Massachusetts. On July 31, 2017, we entered into a new lease to increase our office and laboratory space in Cambridge by approximately 5,000 square feet to a total of approximately 8,000 square feet and extend the term of the lease for an additional seven years, with an option to further extend the lease for one additional three-year term.

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

If any of our product candidates that utilize technology licensed under these agreements reached commercialization, we will be obligated to make royalty payments ranging from 0.5% to 4.0% of our net sales of the applicable product. We are responsible for a portion of the costs related to the preparation, filing, issuance, prosecution and maintenance of the patents covered by the license agreements. In fiscal years 2017, 2016 and 2015, we paid annual royalty and milestone payments in the aggregate amounts of $54,000, $963,000 and $122,000, respectively.

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

Interest Rate Sensitivity

Our financial instruments at June 30, 2017 consisted primarily of cash and cash equivalents and short-term and long-term investments totaling $138.4 million.  These financial instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income.  Due to the nature of our investments in money market funds, certificates of deposits, and debt instruments of corporations and U.S. government agencies, all of which generally mature within a two-year period of their purchase date, the estimated fair values of these financial instruments approximate their carrying amounts at June 30, 2017.

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Applied Genetic Technologies Corporation

We have audited the accompanying balance sheets of Applied Genetic Technologies Corporation (the Company) as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2017.  Our audits also included the financial statement schedule of the Company listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Genetic Technologies Corporation as of June 30, 2017 and 2016, the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ RSM US LLP

Raleigh, North Carolina

September 13, 2017

APPLIED GENETIC TECHNOLOGIES CORPORATION

BALANCE SHEETS

	At June 30,
In thousands, except per share data	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$30,706	$28,868
Investments	95,994	69,664
Grants receivable	174	954
Prepaid and other current assets	3,361	3,089
Total current assets	130,235	102,575
Investments, net of current portion	11,749	74,183
Property and equipment, net	2,661	2,627
Intangible assets, net	1,219	1,321
Investment in Bionic Sight	2,000	—
Other assets	59	91
Total assets	$147,923	$180,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$998	$1,331
Accrued and other liabilities	6,162	6,514
Deferred revenue	20,996	46,898
Total current liabilities	28,156	54,743
Deferred revenue, net of current portion	4,438	16,766
Total liabilities	32,594	71,509
Stockholders' equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 18,088 and 18,053 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	18	18
Additional paid-in capital	204,937	199,303
Accumulated deficit	(89,626)	(90,033)
Total stockholders' equity	115,329	109,288
Total liabilities and stockholders' equity	$147,923	$180,797

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	For the fiscal years ended June 30,
In thousands, except per share amounts	2017	2016	2015
Revenue:
Collaboration revenue	$39,282	$46,751	$—
Grant revenue	191	610	1,682
Sponsored research and other revenue	—	—	672
Total revenue	39,473	47,361	2,354
Operating expenses:
Research and development	26,217	39,376	18,118
General and administrative	11,354	10,074	8,768
Total operating expenses	37,571	49,450	26,886
Income (loss) from operations	1,902	(2,089)	(24,532)
Other income (expense):
Investment income, net	952	711	216
Other expense	(47)	(3)	(2)
Total other income (expense), net	905	708	214
Income (loss) before provision for income taxes	2,807	(1,381)	(24,318)
Provision for income taxes	2,400	—	—
Net income (loss)	$407	$(1,381)	$(24,318)
Net income (loss) per share, basic	$0.02	$(0.08)	$(1.50)
Net income (loss) per share, diluted	$0.02	$(0.08)	$(1.50)
Weighted average shares outstanding, basic	18,072	17,810	16,253
Weighted average shares outstanding, diluted	18,385	17,810	16,253

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Outstanding		Paid-in	Accumulated
In thousands	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2014	14,082	$14	$139,193	$(64,334)	$74,873
Issuance of common stock, net of issuance costs	2,300	2	32,007	—	32,009
Share-based compensation expense	—	—	2,820	—	2,820
Shares issued under employee plans	94	—	148	—	148
Exercise of Warrants	15	—	—	—	—
Net loss	—	—	—	(24,318)	(24,318)
Balance, June 30, 2015	16,491	$16	$174,168	$(88,652)	$85,532
Issuance of common stock, net of issuance costs	1,494	2	19,805	—	19,807
Share-based compensation expense	—	—	5,007	—	5,007
Shares issued under employee plans	59	—	283	—	283
Exercise of warrants	9	—	40	—	40
Net loss	—	—	—	(1,381)	(1,381)
Balance, June 30, 2016	18,053	$18	$199,303	$(90,033)	$109,288
Share-based compensation expense	—	—	5,606	—	5,606
Shares issued under employee plans	31	—	28	—	28
Exercise of warrants	4	—	—	—	—
Net income	—	—		407	407
Balance, June 30, 2017	18,088	$18	$204,937	$(89,626)	$115,329

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	For the fiscal years ended June 30,
In thousands	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$407	$(1,381)	$(24,318)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	5,606	5,007	2,820
Share-based collaboration expense	—	636	—
Depreciation and amortization	912	567	376
Investment premium accretion	402	448	158
Loss on disposal of property, plant and equipment	47	—	—
Changes in operating assets and liabilities:
Decrease (increase) in grants receivable	780	409	(876)
Increase (decrease) in prepaid and other assets	(240)	(1,562)	261
(Decrease) increase in accounts payable	(333)	140	228
Increase (decrease) in deferred revenues	(38,230)	63,664	—
Increase in accrued and other liabilities	(352)	3,063	1,866
Net cash (used in) provided by operating activities	(31,001)	70,991	(19,485)
Cash flows from investing activities
Purchase of property and equipment	(739)	(2,471)	(225)
Purchase of and capitalized costs related to intangible assets	(152)	(121)	(98)
Investment in Bionic Sight	(2,000)	—	—
Maturity of investments	103,244	109,968	121,079
Purchase of investments	(67,542)	(208,180)	(102,864)
Net cash provided by (used in) investing activities	32,811	(100,804)	17,892
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	19,211	32,009
Proceeds from exercise of common stock options	28	283	148
Net cash provided by financing activities	28	19,494	32,157
Net (decrease) increase in cash and cash equivalents	1,838	(10,319)	30,564
Cash and cash equivalents, beginning of period	28,868	39,187	8,623
Cash and cash equivalents, end of period	$30,706	$28,868	$39,187

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$887	$—	$—

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(1)	Organization and Operations:

Applied Genetic Technologies Corporation (the “Company” or “AGTC”) was incorporated as a Florida corporation on January 19, 1999 and reincorporated as a Delaware corporation on October 24, 2003.  The Company is a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases.

In July 2015, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Biogen MA, Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), pursuant to which the Company and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat X-linked retinoschisis (“XLRS”), X-linked retinitis pigmentosa (“XLRP”), and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies.  The Collaboration Agreement became effective in August 2015.  The Collaboration Agreement and other transactions with Biogen are discussed further in Note 7 to these financial statements.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products.  The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products.  As of June 30, 2017, the Company had an accumulated deficit of $89.6 million. While the Company expects to continue to generate some revenue from partnering, including under the collaboration with Biogen, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations.  At June 30, 2017, the Company had cash and cash equivalents and investments of $138.4 million.

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

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

Concentrations of Credit Risk

The Company maintains its cash and cash equivalents and certificates of deposit with two financial institutions that are federally insured.  Some of these financial instruments are in excess of federally insured limits and as a result, could potentially expose the Company to significant concentrations of credit risk. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant.  The Company invests its excess cash primarily in money market funds, certificates of deposit, and debt instruments of corporations and U.S. government agencies.  These investments generally mature within a two-year period from their purchase date, in line with the Company’s investment policy that seeks to maintain adequate liquidity and preserve capital.

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

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment when impairment indicators are present. If impairment indicators exist, management determines whether impairment in value has occurred by comparing the estimated undiscounted cash flows from future operations with the carrying values of the assets. Management considers several indicators in assessing impairment, including trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. No impairment charges were recorded for each of the fiscal years ended June 30, 2017, 2016, and 2015.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

Multiple element arrangements are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting.  Deliverables under an agreement are required to be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is then accounted for as a single unit of accounting, and the Company recognizes the consideration received under the arrangement as revenue on a straight-line basis over the estimated period of performance.

The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE are available.  Determining the best estimate of selling price for a deliverable requires significant judgment.  The Company uses BESP to estimate the selling price related to licenses to its proprietary technology, since it often does not have VSOE or TPE of selling price for these deliverables.  In those circumstances where it utilizes BESP to determine the estimated selling price of a license to our proprietary technology, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license.  In validating its best estimate of selling price, the Company evaluates whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is then accounted for as a single unit of accounting, and the Company recognizes the consideration received under the arrangement as revenue on a straight-line basis over our estimated period of performance.  The Company’s anticipated periods of performance, typically the terms of our research and development obligations, are subject to estimates by management and may change over the course of the collaboration agreement.  Such changes could have a material impact on the amount of revenue we record in future periods.

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

The Company assesses whether a milestone is substantive at the inception of the arrangement. If a milestone is deemed non-substantive, the Company accounts for that milestone payment in accordance with the multiple element arrangements guidance and recognizes revenue consistent with the related units of accounting for the arrangement over the related performance period.

During the fiscal year ended June 30, 2016 the Company recognized milestone revenue in the amount of $5.0 million.  No milestone revenues were recognized during the fiscal years ended June 30, 2017 or 2015.

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

For the fiscal year ended June 30, 2017, the Company recorded an income tax provision of $2.4 million, related to the Company’s federal alternative minimum taxable income (“AMTI”) and state income tax in multiple states where the Company is doing business.  The Company calculates its AMTI using the alternative minimum tax (“AMT”) system. The Company’s federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. Corporations are exempt from AMT for all prior years in which their annual gross receipts for the 3-year period ending before the current tax year did not exceed $7.5 million. For the fiscal year ending June 30, 2017, the Company no longer qualifies for the small company exclusion. The AMT system limits the use of net operating losses used by taxpayers to offset taxable income.

As required by U.S. GAAP, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense. The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates.  On December 28, 2015, the United States Internal Revenue Service, or IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014.  As of June 30, 2017, the IRS audit was closed and the Company incurred no penalties or payment liabilities for its income tax positions.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

For the year ended June 30, 2017, the Company’s $2.4 million of tax expense includes an uncertain tax position liability of $950,000 related to uncertainty in how states may tax income from the Biogen collaboration agreement. This collaboration agreement is described in more detail in Note 7 of the notes to the financial statements. No similar liability was recorded for the years ended June 30, 2016 and 2015.

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

Prepayments related to research and development activities were $1.5 million and $2.0 million at June 30, 2017 and 2016, respectively, and are included within the Prepaid and other current assets line item on the balance sheets.

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

Net earnings (loss) per share

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

Basic net earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net earnings (loss) per share calculation, stock options and warrants are considered to be common stock equivalents. The dilutive impact of stock options and warrants for the fiscal year ended June 30, 2017 totaled 0.3 million shares. The dilutive impact of stock options and warrants have been excluded from the calculation of diluted net loss per share for the fiscal years ended June 30, 2016 and 2015, as their effect would be anti-dilutive. Therefore, for the fiscal years ended June 30, 2016 and 2015, basic and diluted net loss per share are the same.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

Comprehensive loss

Comprehensive loss consists of net loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all periods presented.

New Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Scope of Modification Accounting, which amends ASC Topic 718, Compensation – Stock Compensation.  The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this standard on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation.  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows.  The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company has adopted this standard for its 2018 fiscal year and does not expect it to have a material effect on its balance sheets, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases under GAAP.  The standard requires, in most instances, a lessee to recognize on its balance sheet a liability to make lease payments (the lease liability) and also a right-of-use asset representing its right to use the underlying asset for the lease term.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods, using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this standard on its financial statements.In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. In July 2015, the FASB delayed the effective date of this guidance by one year.  The guidance is now effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company is working through an adoption plan which will include a review of collaboration agreements, applying the five-step model of the new standard and comparing the results to the Company’s current accounting. As part of this, the Company is evaluating the method of adoption and assessing changes that might be necessary to its processes, internal controls and address changes in financial reporting. Effective July 1, 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of the amended revenue recognition guidance. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(3)	Investments:

Cash in excess of our immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of June 30, 2017 and 2016:

	June 30,	June 30,
In thousands	2017	2016
Investments - Current:
Certificates of deposit	$3,500	$18,093
Debt securities - held-to-maturity	92,494	51,571
	$95,994	$69,664
Investments - Noncurrent:
Certificates of deposit	$2,111	$2,544
Debt securities - held-to-maturity	9,638	71,639
	$11,749	$74,183

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	At June 30, 2017
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$92,494	$-	$(147)	$92,347
Corporate obligations	-	-	-	-
	$92,494	$-	$(147)	$92,347
Investments - Noncurrent:
U.S. government and agency obligations	$7,552	$-	$(52)	$7,500
Corporate obligations	2,086	-	(12)	2,074
	$9,638	$-	$(64)	$9,574

	At June 30, 2016
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$40,609	$12	$(2)	$40,619
Corporate obligations	10,962	3	(1)	10,964
	$51,571	$15	$(3)	$51,583
Investments - Noncurrent:
U.S. government and agency obligations	$71,639	$53	$(11)	$71,681
	$71,639	$53	$(11)	$71,681

The amortized cost and fair value of held-to-maturity debt securities as of June 30, 2017, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$92,494	$92,347
Due after one year through two years	9,638	9,574
	$102,132	$101,921

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value.  At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment.  Therefore, the Company believes these losses to be temporary.  As of June 30, 2017, the Company did not have any intent to sell any of the securities that were in an unrealized loss position at that date.

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

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2017
Cash and cash equivalents	$30,706	$—	$—	$30,706	$30,706
Certificates of deposit	—	5,601	—	5,601	5,610
Held-to-maturity investments:
Corporate obligations	—	2,074	—	2,074	2,086
U.S. government and agency obligations	79,476	20,372	—	99,848	100,046
Total assets	$110,182	$28,047	$—	$138,229	$138,448

June 30, 2016
Cash and cash equivalents	$28,868	$—	$—	$28,868	$28,868
Certificates of deposit	—	20,626	—	20,626	20,637
Held-to-maturity investments:
Corporate obligations	—	10,964	—	10,964	10,962
U.S. government and agency obligations	73,809	38,491	—	112,300	112,248
Total assets	$102,677	$70,081	$—	$172,758	$172,715

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(5)	Property and Equipment, Net:

Property and equipment consists of the following:

	At June 30,
In thousands	2017	2016
Laboratory equipment	$2,645	$2,414
Leasehold improvements	1,198	883
Office equipment	470	514
Property and equipment, gross	4,313	3,811
Less: Accumulated depreciation and amortization	(1,652)	(1,184)
Property and equipment, net	$2,661	$2,627

Depreciation expense of $657,000, $319,000 and $126,000 was recorded for each of the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

(6)	Intangible Assets, Net:

Intangible assets subject to amortization consist of the following:

	At June 30, 2017
			Net of
		Accumulated	Accumulated
In thousands	Cost	Amortization	Amortization
Patents	$2,135	$(1,205)	$930
Licenses	1,240	(981)	259
Other	54	(24)	30
Intangible assets, net	$3,429	$(2,210)	$1,219

	At June 30, 2016
			Net of
		Accumulated	Accumulated
In thousands	Cost	Amortization	Amortization
Patents	$1,982	$(1,035)	$947
Licenses	1,240	(907)	333
Other	87	(46)	41
Intangible assets, net	$3,309	$(1,988)	$1,321

Amortization expense related to intangible assets for the years ended June 30, 2017, 2016 and 2015 was $255,000, $248,000 and $250,000, respectively.

Estimated amortization expense (in thousands) for the next five years and thereafter is as follows:

Fiscal Year Ending June 30,	Amount
2018	$246
2019	202
2020	203
2021	179
2022	71
Thereafter	318
$1,219

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(7)	Collaboration Agreements

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

The R&D Activity Deliverables for each program are further segmented by those that are “Pre-Funded Activities” and those that are “Post-Funding Development Activities”.  Pre-Funded Activities are those R&D activities for which the Company has primary responsibility and the consideration to be received under the agreement was received at the inception of the arrangement.  Post-Funding Development Activities are those activities that may occur after the Pre-Funded Activities and for which the Company is entitled to additional compensation under the agreement from Biogen.  Biogen has final decision-making authority for all matters related to the conduct of the Post-Funding Development Activities.  Because Biogen is not contractually obligated to continue the programs beyond the Pre-Funded Activities, and due to the uncertain outcome of the discovery, research and development activities, the Post-Funding Development Activities are not considered deliverables at the inception of the arrangement and the associated fees and milestones are not included in the allocable arrangement consideration.  The Company has determined that the additional fees it could receive under the arrangement for Post-Funding Development Activities are not priced at a significant and incremental discount.

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

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

Accounting standards for multiple element arrangements contain a presumption that separate contracts negotiated or entered into at or near to the same time with the same entity were likely negotiated as a package and should be evaluated as a single agreement.  The Company determined that the price of $20.63 paid by Biogen included a premium of $7.45 per share over the fair value of the company’s stock price, calculated based upon the stock price on the date of close of the agreement and adjusted for lack of marketability due to restrictions.  Accordingly, the total premium of $10.8 million was also recorded as deferred revenue and, together with the $94.0 million, allocated to the separate units of accounting identified above using the relative selling price method as discussed in Note 2 to these financial statements.  The Company will record revenue based on the revenue recognition criteria applicable to each separate unit of accounting.  For amounts received up-front and initially deferred, the Company will recognize the deferred revenue on a straight-line basis over the estimated service periods in which it is required to perform the research and development activities associated with each unit of accounting. At the inception of the Collaboration Agreement, the Company initially estimate the service periods to range between 2 and 3 years.  However, due to certain delays which have extended our estimated period of performance, the estimated service periods are currently anticipated to be between 2 and 4 years from the inception of the Collaboration Agreement.

During the fiscal years ended June 30, 2017 and 2016, the Company recognized revenue of approximately $39.3 million and $46.8 million, respectively from its collaboration with Biogen.  Below is a summary of the components of the collaboration revenue:

	Fiscal year ended June 30,
	2017	2016
	(dollars in thousands)
Amortization of non-refundable upfront fees	$38,230	$41,166
Milestone revenue	—	5,000
Other	1,052	585
Total collaboration revenue	$39,282	$46,751

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

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

Bionic Sight

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

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5% equity interest in Bionic Sight. In addition to the initial investment, AGTC will contribute to ongoing research and development support costs through additional payments or other in-kind contributions (AGTC Ongoing R&D Support).  The AGTC Ongoing R&D Support payments and in-kind contributions will be made over time, up to the date that Bionic Sight has received both IND clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product (the “IND Trigger”.)

If the IND Trigger is attained, AGTC will receive additional equity, based on the valuation in place at the beginning of the agreement, for the AGTC Ongoing R&D Support payments and in-kind contributions, and will be obligated to purchase additional equity in Bionic Sight for $4.0 million, at a pre-determined valuation. Due to the uncertainty of achieving the IND Trigger, the Company is expensing the AGTC Ongoing R&D Support payments and in-kind contributions made under the collaboration agreement. Such amounts are included as a component of research and development expenses in the Company’s financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

The Company recorded its initial $2.0 million investment in Bionic Sight using the cost method of accounting for investments, which is recorded as its own line item on the Company’s balance sheet. The ongoing research and development costs and contributions will be recorded as a periodic cost until such time when or if the IND Trigger is achieved.

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

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance.  As of June 30, 2017, the total number of shares available for issuance under the 2013 Equity and Incentive Plan was 543,626.

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

A summary of the stock option activity is as follows:

	For the years ended June 30,
	2017		2016		2015
In thousands, except per share amounts	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,037	$13.71	1,484	$11.83	1,024	$6.21
Granted	842	10.92	675	17.08	615	19.58
Exercised	(31)	0.91	(59)	4.77	(46)	3.24
Forfeited	(101)	13.97	(57)	13.90
Expired	(31)	16.17	(6)	15.50	(109)	6.43
Outstanding, end of year	2,716	$12.95	2,037	$13.71	1,484	$11.83
Exercisable, end of year	1,431		872		424
Weighted average fair value of options granted during the year	$7.54		$11.83		$14.39

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

The following table summarizes information about stock options outstanding:

	At June 30,
(Number of options in thousands; remaining lives in years)	2017		2016
		Weighted		Weighted
		Average		Average
	Number of	Contractual Life	Number of	Contractual Life
Exercise Price	Options	Remaining	Options	Remaining
$0.35 to $4.90	475	5.57	509	6.48
$4.95 to $10.55	467	9.48	—	—
$12.00 to $15.90	744	8.11	412	8.35
$16.00 to $19.87	864	7.83	940	8.89
$20.00 to $24.62	166	7.57	176	8.58
	2,716		2,037

The following table summarizes information about stock options exercisable:

	At June 30,
	2017	2016
	Number of Options
Exercise Price	(in thousands)
$0.35 to $4.90	460	396
$4.95 to $10.55	24	—
$12.00 to $15.90	355	160
$16.00 to $19.87	482	239
$20.00 to $24.62	110	77
	1,431	872

As of June 30, 2017, the aggregate intrinsic value of all outstanding stock options was $11.0 million and for exercisable stock options was $11.0 million. The intrinsic value per option at June 30, 2017 is calculated as the difference between the exercise price of the underlying option and the closing price of the Company’s common stock of $5.10 on that date, and applies only to those awards having an exercise price currently below this closing price.  The total fair value of options that vested during the fiscal years ended June 30, 2017, 2016, and 2015 was $6.0 million, $4.5 million, and $1.9 million, respectively.

Unrecognized compensation expense related to non-vested employee stock options amounted to $11.2 million as of June 30, 2016. Such compensation expense is expected to be recognized over a weighted-average period of 2.40 years.

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

Share-based compensation expense related to stock options awarded to employees, non-employee directors and consultants amounted to $5.6 million, $4.9 million and $2.3 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Share-based compensation expense related to restricted shares of common stock awarded to employees and consultants amounted to $5,000, $167,000 and $524,000 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Total share-based expense associated with stock options and restricted shares of common stock was allocated as follows:

	For the fiscal years ended June 30,
In thousands	2017	2016	2015
General and administrative	$3,136	$2,860	$1,912
Research and development	2,470	2,147	908
	$5,606	$5,007	$2,820

The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

	Fiscal Years Ended June 30,
Assumption	2017	2016	2015
Dividend yield	0.00%	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.00 to 6.25 years	6.00 to 10.00 years
Risk-free interest rate	1.08% to 2.11%	1.41% to 1.86%	2.04% to 2.31%
Expected volatility	79.18%	78.85%	85.68%

The dividend yield is based upon the assumption that the Company will not declare a dividend over the life of the options. Since adopting ASC 718, the Company has been unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company therefore has utilized the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of our stock options considered to have “plain vanilla” characteristics. The risk-free interest rate is based on the U.S. Treasury yield curve on the date of valuation. As a relatively new public company, the Company does not have sufficient history to estimate the volatility of its common stock price or the expected life of the options. The Company calculates expected volatility based on reported data for similar publicly traded companies for which historical information is available and will continue to do so until the historical volatility of its common stock is sufficient to measure expected volatility for future option grants. The group of similar publicly traded companies was determined based upon companies considered to be direct competition or having been presented by independent parties as a “comparable” company based upon market sector. In determining this group, the Company has excluded “large-cap” entities. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the statements of operations for the fiscal years ended June 30, 2017, 2016 and 2015 does not reflect tax related effects on stock-based compensation given the Company’s historical and anticipated operating losses and offsetting changes in its valuation allowance that fully reserves against potential deferred tax assets.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

Cambridge, Massachusetts

In August 2015, the Company entered into a two-year lease to occupy approximately 3,000 square feet of office and laboratory space in Cambridge, Massachusetts.  In July 2017, we entered into a new lease to increase our office and laboratory space in Cambridge by approximately 5,000 square feet to a total of approximately 8,000 square feet and extend the term of the lease for an additional seven years, with an option to further extend the lease for one additional three-year term. This additional facility primarily focuses on business development, pharmacology, and basic research and development.

For the fiscal years ended June 30, 2017, 2016, and 2015, rent expense under these operating leases amounted to $845,000, $587,000 and $167,000, respectively.  Future annual minimum lease payments (in thousands) under these non-cancelable operating leases are as follows:

Fiscal Year Ending June 30,	Amount
2018	$1,157
2019	1,478
2020	1,505
2021	1,533
2022	1,561
Thereafter	5,787
$13,021

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

The Company is also party to various agreements entered into in the ordinary course of its business, principally relating to licensed technology.  At June 30, 2017, the Company had seven license agreements with six different entities, including four with the University of Florida Research Foundation.  The Company is responsible for all costs related to preparation, filing, issuance, prosecution and maintenance of the underlying patents covered in the license agreements.  The Company is required to pay minimum annual royalty and license maintenance for all licenses until such time when the license is terminated by either expiration of underlying patents or voluntary termination by either party per the agreement.

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

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

milestones, and they may not be achieved.  The Company may terminate its license agreements with zero to ninety days written notice depending upon the terms of each specific agreement.

The Company’s expense associated with annual royalty and milestone payments was $54,000, $963,000 and $122,000 for each of the fiscal years ended June 30, 2017, 2016 and 2015, respectively. All royalty and milestone payments are included within research and development expenses in the statement of operations.

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

For the fiscal years ended June 30, 2016 and 2015, the Company did not record a current or deferred income tax expense or benefit. For the fiscal year ended June 30, 2017, the federal and state income tax provision (benefit) summarized as follows:

	At June 30,
In thousands	2017	2016
Current provision:
Federal	$13,706	$1,199
State	1,774	127
	15,480	1,326
Deferred tax liabilities:
Federal	(12,949)	(1,199)
State	(131)	(127)
	(13,080)	(1,326)
Provision for income taxes	$2,400	$—

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets (liabilities) are comprised of the following:

	At June 30,
In thousands	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$9,124	$27,103
Tax credit carryforwards	19,195	8,771
Accruals and other	11,987	1,599
Gross deferred tax assets	40,306	37,473
Deferred tax asset valuation allowance	(40,303)	(37,412)
Total deferred tax assets, net of valuation allowance	3	61
Deferred tax liabilities:
Depreciation and amortization	(3)	(61)
Total deferred tax liabilities	(3)	(61)
Net deferred tax asset (liability)	$—	$—

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

As of June 30, 2017, the Company had net operating losses of approximately $24.0 million that may be applied against future taxable income and expire in various years ranging from 2022 to 2037. As of June 30, 2017, the Company also had research and development tax credits of approximately $18.4 million that may provide future tax benefits and expire from 2027 to 2046, and alternative minimum tax credits of approximately $0.7 million, that may provide future tax benefits.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on its history of operating losses, the Company has concluded that as of June 30, 2017, it is more likely than not that the benefit of its deferred tax assets will not be realized. Therefore, any tax benefits to be realized in future years as a result of the utilization of the Company’s net operating loss carry forwards as of June 30, 2017, computed based on statutory federal and state rates, are completely offset by valuation allowances established because realization of the deferred tax benefits are not considered more likely than not as of that date. On July 1, 2015, the Company entered into a collaboration agreement with Biogen, under which it received a non-refundable upfront payment of $94.0 million.  This collaboration agreement is discussed in more detail in Note 7 of notes to the financial statements. As of June 30, 2017, deferred revenue of $25.4 million recorded in the accompanying balance sheets will be recognized as income as required under tax laws. The valuation allowance increased by approximately $2.9 million during the fiscal year ended June 30, 2017, due primarily to the net increase in federal tax credits reduced by the utilization in net operating loss carryforwards from the recognition in deferred revenue.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the years ended June 30,
	2017	2016	2015
Federal income tax benefit at statutory rate	34%	(34)%	(34)%
State income tax, net of federal benefit	4%	(4)%	(4)%
Permanent differences	130%	52%	9%
Research and development tax credits	(240)%	(60)%	(18)%
Other	416%	85%	1%
Change in valuation allowance	(259)%	(39)%	46%
Effective income tax rate	85%	0%	0%

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

For fiscal years through June 30, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carry forwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position at June 30, 2017 or 2016. A full valuation allowance has been provided against the Company’s research and development tax credits and, if an adjustment were to be required, this adjustment would be offset by an adjustment to the deferred tax asset established for the tax credit carry forwards and the valuation allowance.

The Company files income tax returns in the United States and in multiple states. The federal and state returns are generally subject to tax examinations for the tax years ended June 30, 2013 through June 30, 2017. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state authorities, to the extent such attributes are utilized in a future period.  On December 28, 2015, the United States Internal Revenue Service, or IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014.  As of June 30, 2017, the IRS audit was closed and the Company incurred no penalties or payment liabilities for its income tax positions.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. For the year ended June 30, 2017, the Company recorded an uncertain tax position reserve of $950,000. No similar reserve was recorded for the years ended June 30, 2016 and 2015. The entire amount of the reserve would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of June 30, 2017 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s balance sheets at June 30, 2017 and 2016, and the Company did not recognize any interest and/or penalties in the statement of operations for the years ended June 30, 2017, 2016 and 2015 related to uncertain tax positions.

The following table provides a reconciliation of changes in unrecognized tax benefits (in thousands):

	Years Ended June 30,
	2017	2016	2015
Balance at beginning of period	$—	$—	$—
Additions related to current period tax positions	950	—	—
Additions related to prior period tax positions	—	—	—
Reductions related to prior period tax positions	—	—	—
Reductions related to lapse of statute of limitations	—	—	—
Balance at end of period	$950	$—	$—

(11)	Accrued Expenses:

Accrued expenses as of June 30, 2017 and 2016 consisted of the following:

	At June 30,
In thousands	2017	2016
Research and development-related	$2,868	$4,923
Compensation-related	1,780	1,591
Accrued tax liabilities	1,514	—
	$6,162	$6,514

(12)	Defined Contribution Plan:

The Company sponsors an employee 401(k) salary deferral plan (“401(k) Plan”) that covers substantially all of its employees and is administered through its staff leasing company.  Under the 401(k) Plan, employees may elect to defer up to 25% of their compensation per year (subject to a maximum limit prescribed by federal tax law) and the Company matches a portion of such employee contributions up to a maximum of 4% of the eligible salary.  The Company’s matching contributions to the 401(k) Plan amounted to $235,000, $162,000 and $90,000 for each of the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

(13)	Common Stock and Stockholders’ Equity:

Common Stock

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

As of June 30, 2017, there were 150,000,000 shares of $0.001 par value common stock that were authorized to be issued.  As of that date, a total of 18,087,785 shares of common stock were issued and outstanding.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

The following shares of common stock were reserved for future issuance as of June 30, 2017:

In thousands	June 30, 2017
Common stock warrants	3
Stock options issued and outstanding	2,716
Authorized for future grant under the 2013 Employee Stock Purchase Plan	129
Authorized for future grant under the 2013 Equity and Incentive Plan	546
3,394

(14)	Quarterly Financial Information (Unaudited):

Summarized quarterly information for the two fiscal years ended June 30, 2017 and 2016, respectively, is as follows:

	Fiscal Year 2017 by Quarter:
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$11,806	$10,933	$8,388	$8,345
Income (loss) from operations	$3,625	$2,379	$(600)	$(2,597)
Net income (loss)	$3,025	$1,779	$(1,200)	$(3,197)
Net earnings (loss) per common share, basic	$0.17	$0.10	$(0.07)	$(0.18)
Net earnings (loss) per common share, diluted	$0.16	$0.10	$(0.07)	$(0.18)

	Fiscal Year 2016 by Quarter:
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$11,062	$12,189	$11,997	$12,113
Income (loss) from operations	$(9,213)	$2,870	$1,767	$2,487
Net income (loss)	$(9,123)	$3,045	$1,969	$2,728
Net earnings (loss) per common share, basic	$(0.53)	$0.17	$0.11	$0.15
Net earnings (loss) per common share, diluted	$(0.53)	0.17	0.11	0.15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As a result of the material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes disclosed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on this assessment, management has concluded that, as of June 30, 2017, a material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes still existed and, as a result, the Company did not maintain effective internal control over financial reporting as of June 30, 2017.  Notwithstanding this material weakness in internal control over financial reporting relating to the design and operation of our closing and financial reporting processes, our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Material Weaknesses in Internal Control over Financial Reporting

Management previously identified and disclosed a material weakness in our internal control over financial reporting at June 30, 2016 which related to the design and operation of our closing and financial reporting processes.  Specifically, management concluded that this material weakness in our internal control over financial reporting was due to the fact that we did not have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

In order to address this material weakness, we took the following actions in fiscal year 2017:

•

we hired an additional employee during the second half of fiscal year 2017 to provide further support to our finance and accounting team.  The finance and accounting team now comprises of a total of eight employees, including our Chief Financial Officer and our Controller;

•

we restructured our finance team to better align the functional areas to the overall strategy of the company, while at the same time providing more focus for the accounting team in maintaining proper control over the financial reporting process commensurate to support standalone external financial reporting under public company or SEC requirements;

•

we continued to provide functional and system training to employees and to prepare detailed documentation to clearly define key tasks and actions, as well as the positions responsible for those tasks and actions.  During fiscal year 2017, we also engaged the services of a consulting firm to assist in documenting and formalizing our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; and

•

we continued to design and implement monthly manual controls to manage our financial reporting close processes and to help ensure an adequate level of segregation of duties within our finance and accounting function.  We are also designing additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP with regard to complex accounting issues.

We have completed the documentation and review of the corrective actions described above and, as of June 30, 2017, our management has concluded that there still existed significant flaws in the design and operation of our closing and financial reporting processes and therefore that this previously identified material weakness had not been fully remediated as of June 30, 2017.  In order to fully remediate this material weakness, we will continue to implement the corrective actions described above, including additional procedures to improve the capture, review, approval, and recording of all transactions in the appropriate accounting period.  Management will also continue to review and make necessary changes to the overall design of our internal control environment, and implement policies and procedures that improve the overall effectiveness of our internal controls over financial reporting.

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

We have two equity compensation plans under which awards are currently authorized for issuance, our 2013 Equity and Incentive Plan and our 2013 Employee Stock Purchase Plan. In connection with the consummation of our initial public offering in April 2014, our board of directors terminated any new offerings under our 2001 Stock Option Plan and our 2011 Stock Incentive Plan. Each of our 2013 Equity and Incentive Plan, our 2013 Employee Stock Purchase Plan, our 2001 Stock Option Plan and our 2011 Stock Incentive Plan was approved by our stockholders prior to our initial public offering in 2014. The following table provides information regarding securities authorized for issuance as of June 30, 2017 under our equity compensation plans.

	Number of securities to be		Number of securities
	issued upon exercise of		remaining available for
	outstanding options,		future issuance under equity
	warrants and rights, and	Weighted-average exercise	compensation plans
	vesting of outstanding	price of outstanding options,	(excluding securities reflected
Plan category	restricted stock units	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,714,602	$12.96	672,197	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	2,714,602	$12.96	672,197

(1)

Includes 543,626 shares issuable under our 2013 Equity and Incentive Plan, which may be issued in the form of options, restricted stock, unrestricted stock, performance share awards or other equity-based awards, and 128,571 shares issuable under our 2013 Employee Stock Purchase Plan.

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

10.29

Form of Applied Genetic Technologies Corporation Warrant to Purchase Shares of Series B-1 Preferred Stock (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.30

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on September 23, 2005 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.31

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on June 30, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.32

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on July 6, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.33

Warrant to Purchase Shares of Series B-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on August 31, 2012 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.34

Form of Indemnification Agreement for Directors Associated with an Investment Fund (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.35

Form of Indemnification Agreement for Directors Not Associated with an Investment Fund (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.36†

Second Amendment After Restated Amendment to License Agreement, made and effective as of January 10, 2014, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.37†

Fourth Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of December 17, 2013 by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.38*

Letter Agreement dated July 22, 2013 by and between the Company and Dan Menichella (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.39†

First Amendment to Non-Exclusive License, made as of March 28, 2014, by and between the UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.40*

Letter Agreement dated January 22, 2014 by and between the Company and Larry Bullock (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.41

Employment Letter Agreement dated as of October 29, 2016 between Applied Genetic Technologies Corporation and Michael Goldstein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (File No. 001-36370))

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charge	To (from)
	Beginning	(Benefit) to	Other		End of
In thousands	of Period	Expenses	Accounts	Deductions	Period
Deferred Tax Valuation Allowance
Year 2017	$37,412	$2,891	$—	$—	$40,303
Year 2016	$36,845	$567	$—	$—	$37,412
Year 2015	$24,086	$12,759	$—	$—	$36,845

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer
President and Chief Executive Officer
Date:	September 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Susan B. Washer Susan B. Washer	Chief Executive Officer, President and Director (Principal Executive Officer)	September 13, 2017

/s/William A. Sullivan William A. Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2017

/s/ Scott Koenig Scott Koenig	Director	September 13, 2017

/s/ David Guyer David Guyer	Director	September 13, 2017

/s/ Ed Hurwitz Ed Hurwitz	Director	September 13, 2017

/s/ Ivana Magovcevic-Liebisch Ivana Magovcevic-Liebisch	Director	September 13, 2017

/s/ Anne VanLent	Director	September 13, 2017
Anne VanLent
/s/ James Rosen James Rosen	Director	September 13, 2017