Form 10-K/A
period 2017-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2017-10-27
CIK 1273636

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

As of October 15, 2017, a total of 18,093,235 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANANTORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2017 originally filed on September 13, 2017 (the “Original Filing”) by Applied Genetic Technologies Corporation (“AGTC”, the “Company”, “we”, or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2017.

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2017

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors.

Name	Age	Position
Susan Washer	56	President, Chief Executive Officer and Director
William Sullivan	46	Chief Financial Officer
Stephen Potter	61	Chief Business Officer
Mark Shearman, Ph.D.	56	Chief Scientific Officer
Andrew Ashe	51	General Counsel
Matthew Feinsod, M.D.	47	Interim Chief Medical Officer
David R. Guyer, M.D. (2)	57	Director
Ed Hurwitz (3)	53	Director
Scott Koenig, M.D., Ph.D. (1)	65	Chairman of the Board of Directors
Ivana Magovcevic-Liebisch, Ph.D. (1) (3)	50	Director
James Rosen (1)	48	Director
Anne VanLent (3)	69	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.

Executive Officers

Susan Washer has served as our president and chief executive officer since March 2002 and as a member of our board of directors since November 2003. Prior to becoming our president and chief executive officer, Ms. Washer served as our chief operating officer from October 2001 to March 2002. From August 1996 to October 2001, Ms. Washer was president and chief executive officer of Scenic Productions Inc., a specialty construction firm providing sculpting, painting and construction services to the entertainment industry. From June 1994 to August 1996, Ms. Washer served as the Founding Executive Director and then Business Advisor for the North Florida Technology Innovation Center, a public-private organization financing and providing services to entrepreneurial companies licensing technology from Florida universities. From October 1983 to June 1994, Ms. Washer served in various research and pharmaceutical management positions with Abbott Laboratories and Eli Lilly and Company. Ms. Washer received a B.S. in biochemistry from Michigan State University and an M.B.A. from the University of Florida. We believe that Ms. Washer’s education and professional background in science and business management, her years of experience in the pharmaceutical and biotechnology industries, her service as a senior executive of entrepreneurial companies and her extensive knowledge of our company and its business qualify her to serve as a member of our board of directors.

William Sullivan has served as our chief financial officer since August 2017. Prior to joining AGTC, Mr. Sullivan worked at Merrimack Pharmaceuticals Inc. from November 2007 to April of 2017 where he held a number of positions of increasing responsibility including controller, vice president of finance, treasurer, chief financial officer and head of finance. Previously, Mr. Sullivan served as corporate controller of Vette Corp., a thermal management solutions company, from 2004 to 2007. Mr. Sullivan began his career at Arthur Andersen LLP, where he obtained his certified public accountant license. Mr. Sullivan holds an M.B.A. and an M.S. in accounting from Northeastern University’s Graduate School of Professional Accounting and a B.A. from Williams College.

Stephen Potter has served as our vice president and chief business officer since January 2015. Prior to joining us, Mr. Potter was employed most recently by NeoStem, Inc., a developer of cell-based therapeutics, where he served as Executive Vice President from July 2013 to January 2015, and was a member of the Board of Directors from January 2013 to July 2013. Previously, Mr. Potter was Senior Vice President of Operations and Corporate Development for Osiris Therapeutics, Inc., from February 2011 to November 2012, where he was managed the bio-surgery business unit and also had operational oversight for multiple functional areas including manufacturing, human resources, IT, legal, and business development. From 2006 through 2010, Mr. Potter served as Senior Vice President of Corporate and Business Development at Genzyme Corporation and as Vice President of Corporate and Business Development. Mr. Potter has also held positions at DuPont Pharmaceuticals, E.I. Dupont de Nemours and Company, Inc., and Booz Allen & Hamilton. Mr. Potter earned a B.S. from University of Massachusetts and an M.B.A. from Harvard Business School.

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

Andrew Ashe has served as our General Counsel since August 2017. From 2003 to 2016, Mr. Ashe served in various leadership positions at Dyax Corp., most recently serving as Executive Vice President, Administration, Corporate Secretary and General Counsel. During his tenure at Dyax, Mr. Ashe managed various operational and administrative functions, including legal, business development, human resources, IT and facilites. Previously, Mr. Ashe was a member of the business law practices at Prince, Lobel & Tye LLP, and Nutter, McClennen & Fish LLP.    He has also served as a Trading Specialist and Senior Analyst of Corporate Listings for the New York and American Stock Exchanges. He holds a B.A. in Finance from the Isenberg School of Management, University of Massachusetts and a J.D. from George Washington University.

Matthew Feinsod, M.D. has served as our interim Chief Medical Officer since September 2017. Dr. Feinsod, a board-certified ophthalmologist, joined AGTC in July 2014 and has played key roles in developing and implementing clinical and regulatory strategy, due diligence and licensing. Prior to joining AGTC, Dr. Feinsod co-founded and led Imagen Biotech, a venture-backed company dedicated to developing ophthalmology treatments for sight-threatening diseases, from 2011 to 2013. Prior to Imagen, Dr. Feinsod served in various roles including Senior Vice President of Strategy and Product Development at Eyetech Pharmaceuticals from 2003 to 2007, during which time he helped to develop and launch Macugen. Dr. Feinsod served as a medical officer in the ophthalmology division of the U.S. Food and Drug Administration (FDA) from 2002 to 2003. He holds a B.S. from the Wharton School of Business at the University of Pennsylvania and an M.D. from the George Washington University School of Medicine.

Directors

David R. Guyer, M.D. has served as a member of our board of directors since June 2014. Dr. Guyer has served as Chairman of the board of directors of Ophthotech Corporation since January 2007 and served as Chief Executive Officer of Ophthotech from April 2013 until July 2017. Dr. Guyer, served as a Partner at SV Life Sciences, a venture capital firm, from December 2009 to April 2013, and as a Venture Partner at SV Life Sciences from May 2006 to December 2009. In April 2013, Dr. Guyer resumed his role as Venture Partner at SV Life Sciences Advisers, LLC. Dr. Guyer co-founded Eyetech Pharmaceuticals Inc. and served as Chief Executive Officer and as a member of its board of directors from 2000 to 2006. Prior to co-founding Eyetech Pharmaceuticals, Dr. Guyer was a Professor and served as Chairman of the Department of Ophthalmology at New York University School of Medicine. Dr. Guyer received a B.S. from Yale College and an M.D. from Johns Hopkins Medical School. Dr. Guyer completed his ophthalmology residency at Wilmer Ophthalmological Institute, Johns Hopkins Hospital and a retinal fellowship at the Massachusetts Eye and Ear Infirmary at Harvard Medical School. We believe that Dr. Guyer’s extensive experience in developing and commercializing ophthalmologic therapies and his service as an executive officer and director of other biotechnology companies qualify him to serve as a member of our board of directors.

Ed Hurwitz has served as a member of our board of directors since November 2012. Mr. Hurwitz is a Managing Director of MPM Capital, a healthcare venture capital firm, and a Managing Director of Precision Bioventures, LLC, a consulting and investment advisory firm founded by Mr. Hurwitz. He was a director at Alta Partners from 2002 through December 2014, and served as a consultant to Alta Partners during 2013 and 2014. Mr. Hurwitz currently serves as Chairman of the board of directors of ViewPoint Therapeutics, a privately-held, biotechnology company, and as a member of the board of directors of MacroGenics, Inc. Prior to joining Alta, Mr. Hurwitz served as Senior Vice President and CFO of Affymetrix from 1997 to 2002. From 1994 to 1997, Mr. Hurwitz was a biotechnology research analyst for Robertson Stephens & Company, and from 1992 to 1994, was a biotechnology research analyst for Smith Barney Shearson. From 1990 to 1992, he practiced commercial law at Cooley Godward LLP. Mr. Hurwitz earned a J.D. and M.B.A. from the University of California, Berkeley’s Boalt School of Law and Haas School of Business, respectively. He also holds a B.A.

in Molecular Biology from Cornell University. We believe that Mr. Hurwitz’s education and professional background in science, business management and law, his work as a lawyer, research analyst and senior executive in the biotechnology industry and his experience as a director of other public and private biotechnology companies qualify him to serve as a member of our board of directors.

Scott Koenig, M.D., Ph.D. has served as a member of our board of directors since April 2002 and as chairman of our board of directors since April 2004. Dr. Koenig has served as the President and Chief Executive Officer and a director of MacroGenics, Inc., a publicly traded biopharmaceutical company, since September 2001 and was one of its co-founders. Prior to joining MacroGenics, Dr. Koenig served as Senior Vice President of Research at MedImmune Inc., a biopharmaceutical company, where he participated in the selection and maturation of its product pipeline. From 1984 to 1990, he worked in the Laboratory of Immunoregulation at the National Institute of Allergy and Infectious Diseases at the National Institutes of Health, or NIH, where he investigated the immune response to retroviruses and studied the pathogenesis of AIDS. Dr. Koenig currently serves as a member of the board of directors of each of GlycoMimetics, Inc. (GLYC), The International Biomedical Research Alliance, and the Biotechnology Industry Organization (BIO). Dr. Koenig received his A.B. and Ph.D. from Cornell University and his M.D. from the University of Texas Health Science Center in Houston. He completed his residency in Internal Medicine at the Hospital of the University of Pennsylvania, and is Board certified in Internal Medicine and Allergy and Immunology. We believe that Dr. Koenig’s education and professional background in science and medicine, his experience as chief executive officer of MacroGenics and as a scientist and senior executive at other life science companies and research organizations and his service as a director of other biopharmaceutical companies, medical institutions and industry groups qualify him to serve as a member of our board of directors.

Ivana Magovcevic-Liebisch has served as a member of our board of directors since June 2014. Dr. Magovcevic-Liebisch has served as Executive Vice President, Chief Strategy and Corporate Development Officer for Axcella Health Inc. since May 2017. From April 2013 through May 2017, Dr. Magovcevic-Liebisch served as Senior Vice President, Head of Global Business Development for Teva Pharmaceutical Industries Ltd., or Teva. Prior to joining Teva, Dr. Magovcevic-Liebisch held several senior positions within Dyax Corp., or Dyax, from April 2001 through March 2013, most recently serving as Executive Vice President and Chief Operating Officer. Prior to joining Dyax, Dr. Magovcevic-Liebisch was Director of Intellectual Property and Patent Counsel for Transkaryotic Therapies, Inc. from November 1999 until March 2001. Dr. Magovcevic-Liebisch received her J.D. from Suffolk University Law School and her Ph.D. in genetics from Harvard University. We believe that Dr. Magovcevic-Liebisch’s extensive experience in biopharmaceutical business development and operations qualify her to serve as a member of our board of directors.

James Rosen has served as a member of our board of directors since March 2010; he is currently President & CEO of Artizan Biosciences. Artizan Biosciences is engaging in early-stage immunobiology research and development for the treatment of unmet medical needs. From February 2015 through August 2016, Mr. Rosen served as Deputy Director, Venture Investing at the Bill & Melinda Gates Foundation. Prior to that, Mr. Rosen was a partner at Intersouth Partners, a venture capital firm, from January 2007 to December 2014. Prior to joining Intersouth, he spent 15 years in clinical, research and financial positions in the health care and biotechnology sectors, including serving as an equity research analyst at Brean Murray & Co., from 2000 to 2003, covering biopharmaceuticals, genomics, generics, drug delivery and medical device companies. Mr. Rosen holds a B.A. from Duke University, an M.B.A. from the University of North Carolina-Chapel Hill’s Kenan-Flagler School of Business and an M.S.P.H. from the University of North Carolina School of Public Health. We believe that Mr. Rosen’s education and professional background in science, business management and finance and his operational experience as a scientist and executive in the healthcare and biotechnology industries and as a venture capitalist concentrating on those industries, qualify him to serve as a member of our board of directors.

Anne VanLent has served as a member of our board of directors and chair of the audit committee since August 2016. Ms. VanLent is President of AMV Advisors, providing corporate strategy and financial consulting services to emerging growth life sciences companies. Ms. VanLent had been Executive Vice President and Chief Financial Officer of Barrier Therapeutics, Inc., a publicly traded pharmaceutical company that developed and marketed prescription dermatology products, from May 2002 through April 2008. From July 1997 to October 2001, she was the Executive Vice President—Portfolio Management for Sarnoff Corporation, a multidisciplinary research and development firm. From 1985 to 1993, she served as Senior Vice President and Chief Financial Officer of The Liposome Company, Inc., a publicly-traded biopharmaceutical company. Ms. VanLent currently serves as lead director, chair of the Audit Committee, and member of the Nominating and Governance Committee of Aviragen Therapeutics, Inc.; and as a director, chair of the Audit Committee, and chair of the Nominating and Governance Committee of Ocera Therapeutics, Inc. (formerly Tranzyme Pharma, Inc.), each a NASDAQ-listed pharmaceuticals company. From April 2013 through June 2017 she served a director, member of the Audit Committee (serving as Chair from April 2013 through 2016, and member of the Compliance Committee of Novelion Pharmaceuticals, Inc. (previously Aegerion Pharmaceuticals, Inc.). From July 2013 to May 2016,

Ms. VanLent served as a director, chair of the Audit Committee, and member of the Compensation Committee of Onconova Therapeutics, Inc., a NASDAQ-listed pharmaceuticals company; and was as a director of Integra Life Sciences Holdings, Inc., a NASDAQ-listed medical device company, where she served as chair of the Audit Committee from 2006 to 2012. Ms. VanLent received a B.A. degree in Physics from Mount Holyoke College. Our Board of Directors believes that Ms. VanLent’s qualifications to sit on our Board of Directors include her extensive leadership and finance experience, and her extensive experience serving as a board member, audit committee member and audit committee chair of public companies in the life sciences industry.

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

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during fiscal year 2017 our directors, executive officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements, except that Mr. Potter filed a late Form 4 with respect to open market purchases of our common stock on September 16, 2016 and September 20, 2016

Audit Committee

The Company has a standing audit committee consisting of Ms. VanLent, its chairperson, Mr. Hurwitz and Dr. Magovcevic-Liebisch. Among other things, the audit committee assists our board of directors in its oversight of: the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications and independence of our independent registered public accounting firm; and the performance of our independent registered public accounting firm. Our board of directors has determined that each member of the audit committee satisfies the NASDAQ Stock Market independence standards and the independence standards of Rule 10A-3(b)(1) of the Securities Exchange Act. Each of the members of our audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and the NASDAQ Stock Market. The board of directors has also determined that Ms. VanLent qualifies as an “audit committee financial expert,” as defined by applicable rules of the NASDAQ Stock Market and the SEC.

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

The committee does not have a formal benchmarking policy or a practice of establishing the amount of any element of our executive officers’ compensation by reference to a fixed range of percentages or percentiles of the compensation of any peer or comparison group. As a result, the determinations made by the members of our compensation committee are guided to a significant degree by their collective judgment and experience. During fiscal year 2017, the committee retained a compensation consultant, Aon Consulting’s Radford Surveys + Consulting, or Radford, to assist the committee in assessing the form and amount of compensation paid to our executives.

Our compensation committee has reviewed our compensation programs and believes that our compensation programs have not encouraged or rewarded excessive or inappropriate risk taking.

Summary Compensation Table for Fiscal Year 2017

The following table sets forth information regarding compensation earned by our President and Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers who served during fiscal year 2017. We refer to these individuals as our named executive officers.

Name	Year	Salary ($)	Option Awards ($)(1)	Bonus ($)(2)	Non-equity incentive plan compensation ($)	Other ($)(3)	Total ($)
Susan Washer	2017	487,000	853,391	—	149,996	8,161	1,498,548
President and Chief Executive Officer	2016	464,000	1,030,046	—	196,504	8,507	1,699,057
Lawrence Bullock (4)	2017	341,000	373,358	—	—	6,648	721,006
Chief Financial Officer	2016	327,000	476,396	—	93,849	6,816	904,061
Jeffrey Chulay, M.D. (5)	2017	400,000	373,358	—	70,000	11,098	854,456
Chief Medical Officer / Executive Director of Clinical Strategy	2016	381,500	914,165	—	100,144	11,291	1,407,100
Stephen Potter	2017	331,000	533,369	—	86,888	11,120	962,377
Chief Business Officer	2016	314,150	656,654	—	82,464	13,994	1,067,262
Mark Shearman, Ph.D.	2017	370,000	533,369	—	115,255	8,639	1,027,263
Chief Scientific Officer	2016	350,000	656,654	50,000	102,900	14,000	1,173,554

(1)	Represents the grant date fair value of option awards granted in fiscal years 2016 and 2017 in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“ASC 718”). See Note 8 of the notes to our financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.
(2)	Amount consists of a signing bonus paid to Dr. Shearman in connection with his initial employment.
(3)	Consists of 401(k) matching contributions.
(4)	Mr. Bullock retired in August 2017.
(5)	Dr. Chulay served as our Chief Medical Officer until November 2016 and continues to serve as our Executive Director of Clinical Strategy.

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

In fiscal year 2017, our compensation committee engaged Radford to assist us with the identification of an appropriate peer group of companies for purposes of benchmarking the competitiveness of our executive compensation. Our compensation committee will evaluate the need for revisions to our executive compensation program to ensure that our program is competitive with the companies with which we compete for executive talent and that it is appropriate for a public company.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of June 30, 2017.

Name	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Option Grant Date
Susan Washer	19,541		—	3.50	9/18/2019	9/18/2009
	3,877		—	3.50	11/1/2021	11/1/2011
	120,686		—	0.35	1/6/2023	1/6/2013
	131,250	(1)	8,750	4.90	9/18/2023	9/18/2013
	78,498	(1)	20,658	14.08	4/17/2024	4/17/2014
	40,672	(1)	15,108	16.00	7/31/2024	7/31/2014
	38,333	(1)	41,667	18.48	7/21/2025	7/21/2015
	18,333	(1)	61,667	15.57	7/7/2026	7/7/2016
Lawrence Bullock (2)	83,766	(3)	16,754	12.00	3/26/2024	3/26/2014
	2,085	(3)	417	14.08	4/17/2024	4/17/2014
	50,665	(3)	10,134	16.00	7/31/2024	7/31/2014
	17,729	(1)	19,271	18.48	7/21/2025	7/21/2015
	8,020	(1)	26,980	15.57	7/7/2026	7/7/2016
Jeffrey Chulay, M.D.	2,142		—	3.50	9/18/2019	9/18/2009
	10,511		—	0.35	1/6/2023	1/6/2013
	38,072	(1)	2,539	4.90	9/18/2023	9/18/2013
	15,223	(1)	4,007	14.08	4/17/2024	4/17/2014
	16,953	(1)	6,297	16.00	7/31/2024	7/31/2014
	34,020	(1)	36,980	18.48	7/21/2025	7/21/2015
	8,020	(1)	26,980	15.57	7/7/2026	7/7/2016
Stephen Potter	79,175	(4)	51,874	24.62	1/29/2025	1/29/2015
	24,437	(5)	26,563	18.48	7/21/2025	7/21/2015
	11,458	(1)	38,542	15.57	7/7/2026	7/7/2016
Mark Shearman, Ph.D.	55,000	(4)	55,000	19.50	6/1/2025	6/1/2015
	24,437	(6)	26,563	18.48	7/21/2025	7/21/2015
	11,458	(1)	38,542	15.57	7/7/2026	7/7/2016

(1)	This option becomes exercisable in equal monthly installments over four years from the date of grant.
(2)	Mr. Bullock retired in August 2017.
(3)	This option became exercisable for 25% of the underlying shares on February 3, 2015, and thereafter becomes exercisable in equal monthly installments over 36 months, resulting in the option being exercisable for 100% of the underlying shares on February 3, 2018.
(4)	This option becomes exercisable for 25% of the underlying shares on the first anniversary of the grant date, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over three years, resulting in the option being exercisable for 100% of the underlying shares on the fourth anniversary of the grant date.
(5)	This option becomes exercisable for 6/48 of the underlying shares on January 21, 2016, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over four years from the date of grant.
(6)	This option becomes exercisable for 11/48 of the underlying shares on June 21, 2016, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over four years from the date of grant.

Employment Agreements, Severance and Change in Control Arrangements

Agreements with Ms. Washer and Dr. Chulay

On September 26, 2014, we entered into an employment agreement with Ms. Washer. Under the terms of her employment agreement, if we terminate Ms. Washer’s employment without “cause” or if she terminates her employment with us for “good reason” prior to a change of control or during the 12-month period following a “change of control,” in each case as those terms are defined in her employment agreement, she will be entitled to receive severance benefits, payable in a single lump sum, as follows:

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

On September 26, 2014, we also entered into an employment agreement with Dr. Chulay. Under the terms of his employment agreement, if we terminate Dr. Chulay’s employment without “cause” or if Dr. Chulay terminates his employment for with us for “good reason” during the 12-month period following a “change of control,” in each case as those terms are defined in his employment agreement, he will be entitled to receive severance benefits, payable in a single lump sum, as follows:

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

Agreements with Dr. Shearman and Mr. Potter

We entered into offer letters with each of Dr. Shearman and Mr. Potter in connection with their employment by us. Pursuant to the terms of the offer letters, under certain circumstances, we may be required to make severance payments to Dr. Shearman and Mr. Potter following a termination of their respective employment by us. If, at any time following the date that is six months following the start of his respective employment with us, either of Dr. Shearman’s or Mr. Potter’s employment by us is terminated (i) by us without cause or (ii) by either of Dr. Shearman or Mr. Potter, as applicable, following a sale of all or substantially all of our stock or assets, whether by merger, acquisition or otherwise, in which he is not offered a position with the successor entity with substantially equivalent responsibilities and with total compensation, benefits and severance rights at least equivalent to those he received from us immediately prior to such event, which we refer to as a change of control termination, the affected individual will receive:

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

Agreement with Mr. Bullock

We also entered into an offer letter with Mr. Bullock in connection with his employment as our Chief Financial Officer. However, Mr. Bullock retired as our Chief Financial Officer effective as of August 7, 2017 pursuant to the terms of a separation agreement. The terms of the separation agreement are described in more detail in a current report on Form 8-K filed with the Commission on August 2, 2017. Though no longer applicable, prior to his retirement, pursuant to the terms of his offer letter, under certain circumstances we would have been required to make severance payments to Mr. Bullock following a termination of his employment by us. If, at any time following the date that was six months following the start of his employment with us, Mr. Bullock was terminated (i) by us without cause or (ii) by him following a sale of all or substantially all of our stock or assets, whether by merger, acquisition or otherwise, in which he was not offered a position with the successor entity with substantially equivalent responsibilities and with total compensation, benefits and severance rights at least equivalent to those he received from us immediately prior to such event, which we refer to as a change of control termination, he would have been entitled to receive:

•	an amount equal to six-months of his then-current base salary and earned bonus, if the termination occurred prior to the first anniversary of the commencement of his employment, or

•	an amount equal to nine-months of his then-current base salary and earned bonus, if the termination occurred on or after the first anniversary of the commencement of his employment, or

•	an amount equal to twelve months of base salary and bonus, if the termination was a result of a change in control of AGTC and Mr. Bullock was not offered the position of chief financial officer of the acquiring company.

Additionally, in the event there was a change of control of AGTC and Mr. Bullock was not offered the position of chief financial officer of the acquiring company, then all of his then-outstanding options would have vested in full upon the change of control and remained exercisable until the earlier of the second anniversary of the change of control and their scheduled expiration.

The following table provides information regarding the estimated amounts payable to our named executive officers upon the occurrence of the triggering events described, in each case assuming that the trigger event occurred on June 30, 2017 (including for Mr. Bullock, notwithstanding his retirement on August 7, 2017 as described above), the last day of our most recently completed fiscal year, assuming that their employment agreements had been in effect as of that date. The amounts shown as payable upon the triggering events described do not include amounts earned by the individual and accrued before the occurrence of the triggering event but payable after the triggering event, such as accrued and unpaid salary or the value of accrued but unused paid-time-off.

Payments Due Upon Termination of Employment

Name and Trigger Event	Cash ($)	Equity ($)(1)	Perquisites/ Benefits ($)		Total ($)
Susan B. Washer
Termination of employment by us without cause	754,850	1,750	—	(2)	756,600
Termination of employment by Ms. Washer for good reason during the 12 months following a change of control	754,850	1,750	—	(2)	756,600
Termination of employment by Ms. Washer for good reason other than during the 12 months following a change of control	754,850	875	—	(2)	755,725
Lawrence E. Bullock (3)
Termination of employment by us without cause	375,100	—	—		375,100
Change of control termination	375,100	—	—		375,100
Change of change of control of AGTC in which Mr. Bullock is not offered the position of chief financial officer of the acquiring company	—	—	—		—
Termination of employment by Mr. Bullock following a change of control of AGTC in which he is not offered the position of chief financial officer of the acquiring company	460,350	—	—		460,350
Jeffrey D. Chulay, M.D.
Termination of employment by us without cause other than during the 12 months following a change of control	440,000	254	4,587	(4)	444,841
Termination of employment by us without cause or by Dr. Chulay for good reason during the 12 months following a change of control	440,000	508	4,587	(4)	445,095
Stephen A. Potter
Termination of employment by us without cause	165,500	—	—		165,500
Change of control termination	165,500	—	—		165,500
Mark Shearman, Ph.D.
Termination of employment by us without cause	407,000	—	—		407,000
Change of control termination	407,000	—	—		407,000

(1)	Value represents the number of shares underlying unvested in-the-money stock options that would have been accelerated multiplied by the difference between the exercise prices of such options minus the closing price of our common stock on the last trading day of the year.
(2)	As of June 30, 2017, Ms. Washer did not participate in our medical, dental or vision insurance benefit programs.
(3)	Mr. Bullock retired in August 2017.
(4)	Represents the value of medical, dental and vision insurance benefit continuation for nine months after termination.

Director Compensation

Our non-employee directors other than Dr. Guyer receive equity-based compensation and cash fees as follows:

•	each non-employee director receives an annual cash fee in the amount of $35,000;

•	our chairman receives an additional cash fee in the amount of $35,000;

•	the chairperson of each of our board committees receives an additional annual cash fee as follows: audit committee chair, $15,000; compensation committee chair, $10,000; and nominating and corporate governance committee chair, $7,500; and

•	each other member of a board committee receives an additional annual cash fee as follows: audit committee, $7,500; compensation committee, $5,000; and nominating and corporate governance committee, $3,750.

The cash fees described above are paid quarterly in arrears. Non-employee directors are also reimbursed upon request for travel and other out-of-pocket expenses incurred in connection with their attendance at meetings of the board and of committees on which they serve.

Upon initial election to our board of directors, our non-employee directors other than Dr. Guyer are entitled to receive a non-qualified stock option, vesting in equal installments on each of the first three anniversaries of the date of grant, to purchase 16,000 shares of our common stock. In addition, each non-employee director other than Dr. Guyer remaining in office receives annually a non-qualified stock option, vesting on the first anniversary of the date of grant, to purchase 8,000 shares of our common stock. Each such initial or annual stock option is granted with an exercise price equal to the fair value of our common stock on the date of grant.

We have agreed to pay to Dr. Guyer an annual cash fee in the amount of $75,000 (reduced from $95,000 for fiscal year 2017) for his service on our board of directors in lieu of the cash payments and option grants described above.

The following table sets forth information regarding compensation awarded to, earned by or paid to our non-employee directors who served during fiscal year 2017. We do not pay any compensation to our president and chief executive officer in connection with her service on our board of directors. See “Executive Compensation” for a discussion of the compensation of Ms. Washer.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Scott Koenig, M.D., Ph.D.	$75,000	$43,327	$118,327
David R. Guyer, M.D.	$98,333	—	$98,333
Ed Hurwitz	$48,750	$43,327	$92,077
Ivana Magovcevic-Liebisch, Ph.D.	$44,167	$43,327	$87,494
Arnold L. Oronsky, Ph.D. (3)	$8,750	$43,327	$52,077
James Rosen	$48,333	$43,327	$91,660
Anne VanLent (4)	$44,649	$207,125	$251,774

(1)	Represents amount earned or paid for service as a director during fiscal year 2017.
(2)	Represents the grant date fair value of option awards granted in fiscal year 2017 in accordance with ASC 718. See Note 8 of the notes to our financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.
(3)	Mr. Oronsky resigned from our board of directors effective as of August 14, 2017.
(4)	Ms. VanLent joined the board of directors on August 17, 2016.

The table below shows the aggregate number of option awards held as of June 30, 2017 by each of our current non-employee directors who was serving as of that date.

Name	Number of Options Outstanding at June 30, 2017
Scott Koenig, M.D., Ph.D.	85,993
David R. Guyer, M.D.	—
Ed Hurwitz	28,263
Ivana Magovcevic-Liebisch, Ph.D.	28,263
Arnold L. Oronsky, Ph.D.	28,263
James Rosen	28,263
Anne VanLent (1)	24,000

(1)	Ms. VanLent joined the board of directors on August 17, 2016.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee for fiscal year 2017 were Dr. Koenig, Dr. Magovcevic-Liebisch and Mr. Rosen. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our company, nor has any of them ever been an officer or employee of our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of October 15, 2017, by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of October 15, 2017 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Applied Genetic Technologies Corporation, 14193 NW 119th Terrace, Suite 10, Alachua, Florida 32615.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 18,093,235 shares of our common stock outstanding as of October 15, 2017. The number of outstanding shares beneficially owned by each stockholder below was obtained from the most recent publicly filed information, as applicable. Amounts under the heading “Right to Acquire” represent shares that may be acquired upon exercise of outstanding stock options or warrants exercisable within 60 days of October 15, 2017.

Name of Beneficial Owner	Shares Outstanding	Right to Acquire	Total	Percentage of Shares Outstanding
Entities affiliated with InterWest Partners (1)	1,452,216	11,895	1,464,111	8.1%
Biogen Inc. (2)	1,453,957	—	1,453,957	8.0%
S.R. One, Limited (3)	1,436,448	—	1,436,448	7.9%
Intersouth Partners VI, L.P. (4)	1,214,457	—	1,214,457	6.7%
Alta Partners VIII, L.P. (5)	1,129,551	—	1,129,551	6.2%
FMR LLC (6)	1,114,092	—	1,114,092	6.2%
MedImmune Ventures, Inc. (7)	1,011,300	—	1,011,300	5.6%
Susan Washer (8)	20,328	494,413	514,741	2.8%
Lawrence E. Bullock (9)	10,000	190,971	200,971	*
Jeffrey D. Chulay, M.D. (10)	24,400	143,676	168,076	*
Stephen Potter (11)	1,400	140,284	141,684	*
Mark Shearman, Ph.D. (12)	3,000	116,208	119,208	*
David Guyer, M.D.	—	—	—	—
Edward Hurwitz (13)(14)	1,800	20,263	22,063	*
Scott Koenig, M.D., Ph.D. (15)	2,228	77,993	80,221	*
Ivana Magovcevic-Liebisch, Ph.D. (16)	3,000	20,263	23,263	*
James Rosen (17)	—	20,263	20,263	*
Anne VanLent (18)	—	5,333	5,333	*
All executive officers and directors (11 persons) (19)	66,156	1,229,667	1,295,823	7.2%

(1)	This information is based on a Schedule 13G filed with the SEC on February 14, 2017 by InterWest Partners VIII, L.P., InterWest Investors VIII, L.P., InterWest Investors Q VIII, L.P., InterWest Management Partners VIII, LLC, Harvey B. Cash, Philip T. Gianos, W. Stephen Holmes III, Gilbert H. Kliman and Arnold L. Oronsky. InterWest Management Partners VIII, LLC is the general partner of InterWest Partners VIII, L.P., InterWest Investors VIII, L.P., InterWest Investors Q VIII, L.P., and has sole voting and investment control over the shares held by each of them. Harvey B. Cash, Philip T. Gianos, W. Stephen Holmes, Gilbert H. Kliman and Arnold L. Oronsky, a member of our board of directors, are the managing directors of InterWest Management Partners VIII, LLC. Each of the managing directors share voting and dispositive power over the shares held by the entities affiliated with InterWest Partners. The address for these entities is c/o InterWest Partners, 2710 Sand Hill Road, Suite 200, Menlo Park, California 94025. Includes 11,895 shares of common stock issuable upon exercise of stock purchase warrants exercisable within 60 days of the date of this table.

(2)	This information is based on a Schedule 13G filed with the SEC on August 20, 2015 by Biogen Inc. and Biogen MA Inc. The address of Biogen Inc. is 225 Binney Street, Cambridge MA 02142 and the address of Biogen MA Inc. is 250 Binney Street, Cambridge, MA 02142. Biogen Inc. and Biogen MA Inc. share voting and dispositive power with respect to all of the shares of our common stock reported as beneficially owned by them.

(3)	This information is based on a Schedule 13D/A filed with the SEC on February 24, 2015 by GlaxoSmithKline plc, the indirect parent of S.R. One, Limited. The address of S.R. One, Limited is 161 Washington Street, Suite 500, Conshohocken, Pennsylvania 19428.

(4)	The address of Intersouth Partners VI, L.P. is 102 City Hall Plaza, Suite 200, Durham, North Carolina 27701. Mitchell Mumma and Dennis Dougherty are the managing members of Intersouth Associates VI, LLC, the sole general partner of Intersouth Partners VI, L.P., and share the power to vote or direct the voting of and to dispose or direct the disposition of the shares of our common stock held by Intersouth Partners VI, L.P.

(5)	This information is based on a Schedule 13D/A filed with the SEC on April 20, 2015 by Alta Partners VIII, L.P., Alta Partners Management, LLC, Farah Champsi, Daniel Janney and Guy Nohra. The address of Alta Partners VIII, L.P. is One Embarcadero Center, 37th Floor, San Francisco, California 94111. Alta Partners Management VIII, LLC is the general partner of Alta Partners VIII, L.P. and shares voting and dispositive power over 1,129,551 shares of our common stock held by Alta Partners VIII, L.P. Farah Champsi, Daniel Janney, and Guy Nohra are the managing directors of Alta Partners Management VIII, LLC and share dispositive and voting control over the shares of our common stock held by Alta Partner VIII, L.P. The amount included in the table above excludes 12,436 shares of our common stock reported as owned directly by Ms. Champsi, over which she exercises sole dispositive and voting control.

(6)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2017 by FMR LLC and Abigail P. Johnson. FMR LLC reported that it has sole dispositive power over 1,115,494 shares of our common stock and sole voting power over 367 shares of our common stock. The address provided for FMR LLC and Ms. Johnson is 245 Summer Street, Boston, MA 02210.

(7)	This information is based on a Schedule 13G filed with the SEC on February 17, 2015 by Astrazeneca plc and Medimmune Ventures, Inc., which reported that they shared voting and dispositive power with respect to 1,114,092 shares of our common stock. The address of Astrazeneca plc is 2 Kingdom Street, London W2 6BD and the address of MedImmune Ventures, Inc. is One MedImmune Way, Gaithersburg, Maryland 20878.

(8)	Excludes 104,627 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

(9)	Excludes 44,850 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

(10)	Excludes 58,068 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

(11)	Excludes 91,765 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

(12)	Excludes 94,792 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

(13)	Excludes 8,000 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

(14)	Includes 1,800 shares held by the Hurwitz/Lichtenfeld Revocable Trust over which Mr. Hurwitz, as a trustee and a beneficiary, may be deemed to exercise voting and investment control.

(15)	Excludes 8,000 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

(16)	Excludes 8,000 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

(17)	Excludes 8,000 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

(18)	Excludes 18,667 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

(19)	Excludes 444,769 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

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

Under the collaboration agreement, we will be eligible to receive upfront payments, option exercise fees and milestone payments aggregating over $1 billion, including an upfront license fee of $94.0 million which we received on August 19, 2015 and a portion of which was allocated to fund our costs incurred in connection with budgeted research and development activities for the XLRS and XLRP programs as well as the discovery programs. During fiscal year 2017, we also earned and received a $5.0 million milestone payment from Biogen for the XLRS program and we recorded other revenue of $1,052,000, primarily comprised of reimbursable costs for post-funding development activities that we conducted pursuant to the terms of this collaboration agreement with Biogen. In the event that Biogen exercises its option to obtain an exclusive commercial license for one or more discovery products that are designated as clinical candidates, we are eligible to receive an option exercise fee for each drug candidate. In addition, we are eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones of up to $472.5 million collectively for the two lead programs and, together with option exercise fees, up to $592.5 million across the discovery programs. Biogen also has the right to substitute up to two discovery programs, with a limited ability to reinstate such substituted programs within six months. In the event Biogen elects to reinstate such substituted programs, we are eligible to receive additional option exercise fees and potential development, regulatory and sales milestone payments.

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

Our Audit Committee engaged RSM US LLP to serve as our independent registered public accounting firm for the fiscal year ended June 30, 2017. The selection of RSM US LLP was approved by our stockholders at the 2016 annual meeting of stockholders. Our Audit Committee has also engaged RSM US LLP to serve as our independent registered public accounting firm for the fiscal year ending June 30, 2018.

Audit and Other Fees

The following table shows fees for professional audit services, audit-related fees, tax fees and other services rendered by RSM US LLP, including its affiliates, for the audit of our annual financial statements for the fiscal years ended June 30, 2016 and 2017:

Fee Category	Fiscal 2017	Fiscal 2016
Audit fees	$218,486	$187,683
Audit-related fees	60,000	31,000
Tax fees	—	40,250
All other fees	9,036	—

Total fees	$287,522	$258,933

Audit fees. Audit fees consist of fees and related expenses billed for professional services rendered for the audit of the financial statements and services that are normally provided by RSM US LLP in connection with statutory and regulatory filings or engagements and include fees for professional services rendered in connection with quarterly and annual reports. The audit fees for fiscal years 2017 and 2016 also include fees and related expenses associated with the issuance of consents by RSM US LLP to be named in our registration statements and to the use of their audit report in the registration statements.

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

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage RSM US LLP to provide any specified services without specific audit committee pre-approval of the engagement for those services. All of the services provided by RSM US LLP during fiscal year 2017 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements —See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 80 of the Original Filing.

(2) Financial Statement Schedules —See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 80 of the Original Filing. All other schedules are omitted because they are not applicable or not required.

(3) Index to Exhibits.

Exhibit number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.1	Lease Agreement made as of April 10, 2015, by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.2*	Employment Agreement dated as of May 27, 2015 between Applied Genetic Technologies Corporation and Mark S. Shearman (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.3*	Employment Agreement dated as of January 29, 2015 between Applied Genetic Technologies Corporation and Stephen W. Potter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-36370))

10.4*	Separation Agreement dated as of March 3, 2015 between Applied Genetic Technologies Corporation and Daniel L. Menichella (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2015 (File No. 001-36370))

10.5*	Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Susan B. Washer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.6*	Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Jeffrey D. Chulay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.7†	Collaboration and License Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.8	Common Stock Purchase Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.9†	Manufacturing License and Technology Transfer Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.10†	Second Amendment to Non-exclusive License Agreement, made and effective as of June 29, 2015, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.11†	Omnibus Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made and effective as of July 1, 2015, by and between the University of Florida Research Foundation, Inc., the University of Florida Board of Trustees, John Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

(3) Index to Exhibits.

Exhibit number	Description

10.12†	Omnibus Amendment to Standard Exclusive License Agreement with Know How and Standard Non-Exclusive License Agreement, made and effective as of June 30, 2015, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.13	Lease Agreement made as of September 19, 2011, by and between Thomson-Davis Enterprises, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.14†	Exclusive License Agreement with Sublicensing Terms, effective as of September 25, 2001, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.15†	Restated Amendment to License Agreement made and, effective as of January 31, 2005, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.16†	First Amendment After Restated Amendment to License Agreement, made and effective as of November 28, 2007, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.17†	Standard Exclusive License Agreement with Sublicensing Terms, effective as of October 7, 2003, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.18†	First Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of November 2004, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.19†	Second Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of February 25, 2009, by and among Applied Genetic Technologies Corporation, the University of Florida Research Foundation, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.20†	Non-Exclusive License Agreement with Sublicensing Terms, made as of January 19, 2006, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.21†	Standard Non-Exclusive License Agreement, effective as of September 18, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.22†	Standard Exclusive License Agreement with Know How, effective as of November 5, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.23	Amended and Restated Investor Rights Agreement, dated as of November 15, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.24*	Applied Genetic Technologies Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

(3) Index to Exhibits.

Exhibit number	Description

10.25*	Applied Genetic Technologies Corporation 2011 Stock Incentive Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.26*	Applied Genetic Technologies Corporation 2013 Equity And Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.27*	Applied Genetic Technologies Corporation 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.28	Form of Applied Genetic Technologies Corporation Warrant to Purchase Shares of Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.29	Form of Applied Genetic Technologies Corporation Warrant to Purchase Shares of Series B-1 Preferred Stock (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.30	Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on September 23, 2005 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.31	Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on June 30, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.32	Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on July 6, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.33	Warrant to Purchase Shares of Series B-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on August 31, 2012 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.34	Form of Indemnification Agreement for Directors Associated with an Investment Fund (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.35	Form of Indemnification Agreement for Directors Not Associated with an Investment Fund (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.36†	Second Amendment After Restated Amendment to License Agreement, made and effective as of January 10, 2014, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.37†	Fourth Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of December 17, 2013 by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.38*	Letter Agreement dated July 22, 2013 by and between the Company and Dan Menichella (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.39†	First Amendment to Non-Exclusive License, made as of March 28, 2014, by and between the UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.40*	Letter Agreement dated January 22, 2014 by and between the Company and Larry Bullock (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

(3) Index to Exhibits.

Exhibit number	Description

10.41*	Employment Letter Agreement dated as of October 29, 2016 between Applied Genetic Technologies Corporation and Michael Goldstein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (File No. 001-36370))

23.1***	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith
***	Previously filed
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer

President and Chief Executive Officer

Date:	October 27, 2017