Form 10-Q
period 2017-09-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2017-11-07
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2017 was 18,093,235.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
In thousands, except per share data	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$48,734	$30,706
Investments	76,469	95,994
Grants receivable	182	174
Prepaid and other current assets	3,228	3,361
Total current assets	128,613	130,235
Investments, net of current portion	4,385	11,749
Property and equipment, net	2,621	2,661
Investment in Bionic Sight	2,000	2,000
Other assets	1,355	1,278
Total assets	$138,974	$147,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,468	$998
Accrued expenses and other liabilities	5,423	6,162
Deferred revenue	14,651	20,996
Total current liabilities	22,542	28,156
Deferred revenue, net of current portion	1,029	4,438
Total liabilities	23,571	32,594
Stockholders' equity:
Common stock—par value $.001 per share; shares authorized: 150,000 at September 30, 2017 and June 30, 2017; shares issued and outstanding: 18,093 and 18,088 at September 30, 2017 and June 30, 2017, respectively.	18	18
Additional paid-in capital	206,408	204,937
Accumulated deficit	(91,023)	(89,626)
Total stockholders' equity	115,403	115,329
Total liabilities and stockholders' equity	$138,974	$147,923

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
In thousands, except per share amounts	2017	2016
Revenue:
Collaboration revenue	$10,308	$11,772
Grant and other revenue	7	34
Total revenue	10,315	11,806
Operating expenses:
Research and development	8,276	5,571
General and administrative and other	3,706	2,846
Total operating expenses	11,982	8,417
Income (loss) from operations	(1,667)	3,389
Other income:
Investment income, net	270	236
Total other income, net	270	236
Income (loss) before provision for income taxes	(1,397)	3,625
Provision for income taxes	-	600
Net income (loss)	$(1,397)	$3,025
Net earnings per share, basic	$(0.08)	$0.17
Net earnings per share, diluted	$(0.08)	$0.16
Weighted average shares outstanding - basic	18,088	18,050
Weighted average shares outstanding - diluted	18,088	18,445

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
In thousands	2017	2016
Cash flows from operating activities
Net (loss) income	$(1,397)	$3,025
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	1,469	1,420
Depreciation and amortization	234	201
Investment premium accretion	82	200
Changes in operating assets and liabilities:
Grants receivable	(8)	920
Prepaid and other current assets	(8)	482
Accounts payable	1,470	(249)
Deferred revenue	(9,754)	(11,725)
Accrued expenses and other liabilities	(739)	(69)
Net cash used in operating activities:	(8,651)	(5,795)
Cash flows from investing activities
Purchase of property and equipment	(130)	(21)
Purchase of and capitalized costs related to intangible assets	-	(49)
Maturity of investments	26,807	35,358
Purchase of investments	-	(2,400)
Net cash provided by investing activities:	26,677	32,888
Cash flows from financing activities
Proceeds from exercise of common stock options	2	19
Net cash provided by financing activities:	2	19
Net increase in cash and cash equivalents	18,028	27,112
Cash and cash equivalents, beginning of period	30,706	28,868
Cash and cash equivalents, end of period	$48,734	$55,980

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$670	$-

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Operations:

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products.  The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products.  As of September 30, 2017, the Company had an accumulated deficit of $91.0 million. While the Company expects to continue to generate some revenue from partnering, including under the collaboration with Biogen, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations.  At September 30, 2017, the Company had cash and cash equivalents and investments of $129.6 million.

2.	Summary of Significant Accounting Policies:

Basis of presentation

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

Certain amounts reported previously have been reclassified to conform to the current period presentation, with no effect on stockholders’ equity or net income (loss) as previously presented. See Note 7 for a discussion on a revision of prior financial results presented related to the recording of our income tax provision for fiscal year 2017.

The Condensed Balance Sheet as of June 30, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2017 Annual Report on Form 10-K, as amended, (“June 2017 Form 10-K”).  Results of operations for the three ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

Revenue recognition

The Company has primarily generated revenue through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and revenues from federal research and development grant programs. The Company recognizes revenue when amounts are realized or realizable and earned. Revenue is considered realizable and earned when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collection of the amounts due are reasonably assured.

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

Collaboration revenue

On July 1, 2015, the Company entered into a Collaboration Agreement with Biogen.  This collaboration is discussed further in Note 6 of notes to the financial statements.  The terms of the Collaboration Agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include, among others, (i) licenses, or options to obtain licenses, to its technology, and (ii) research and development activities to be performed on behalf of the collaborative partner.  Payments made under such arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

No milestone revenues were recognized during the three months ended September 30, 2017 or 2016.

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

For the three months ended September 30, 2017, no income tax expense was recognized. For the three months ended September 30, 2016, the Company recorded an income tax provision of $0.6 million, related to the Company’s federal alternative minimum taxable income (“AMTI”) and state income tax in multiple states where the Company is doing business.  The Company calculates its AMTI using the alternative minimum tax (“AMT”) system. The Company’s federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. Corporations are exempt from AMT for all prior years in which their annual gross receipts for the 3-year period ending before the current tax year did not exceed $7.5 million. As of September 30, 2017, the Company no longer qualifies for the small company exclusion. The AMT system limits the use of net operating losses used by taxpayers to offset taxable income.

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

For the three months ended September 30, 2016, the Company’s $0.6 million of tax expense included an uncertain tax position liability of $0.2 million related to uncertainty in how states may tax income from the Biogen Collaboration Agreement. The full amount of the uncertain tax position reflected on the balance sheet within accrued expenses and other liabilities as of September 30, 2017 is $950,000. This collaboration agreement is described in more detail in Note 6 of the notes to the financial statements.

Research and development

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

Prepayments related to research and development activities were $1.6 million and $1.5 million at September 30, 2017 and June 30, 2017, respectively, and are included within the Prepaid and other current assets line item on the balance sheets.

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

Net (loss) income per share

    Basic net earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net earnings (loss) per share calculation, stock options and warrants are considered to be common stock equivalents.  The dilutive impact of stock options and warrants for the three months ended September 30, 2017 totaled 0.2 million shares. The dilutive impact of stock options and warrants have been excluded from the calculation of diluted net loss per share for the for the three months ended September 30, 2017, as their effect would be anti-dilutive. Therefore, for the three months ended September 30, 2017, basic and diluted net loss per share are the same.

Comprehensive income or loss

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation.  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows.  The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company has adopted this standard for its 2018 fiscal year and it did not have a material effect on its balance sheets, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. In July 2015, the FASB delayed the effective date of this guidance by one year.  The guidance is now effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company is working through an adoption plan which will include a review of collaboration agreements, applying the five-step model of the new standard and comparing the results to the Company’s current accounting. As part of this, the Company is evaluating the method of adoption and assessing changes that might be necessary to its processes, internal controls and address changes in financial reporting. Effective July 1, 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of the amended revenue recognition guidance. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its financial statements.

3.	Share-based Compensation Plans:

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance.   A summary of the stock option activity for the three months ended September 30, 2017 and 2016 is as follows:

	September 30,
	2017		2016
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	2,714	$12.96	2,037	$13.71
Granted	715	4.88	337	15.53
Exercised	(5)	0.35	(5)	3.50
Forfeited	(290)	9.98	(12)	19.36
Expired	(4)	17.80	—	—
Outstanding at September 30,	3,130	$11.40	2,357	$13.97
Exercisable at September 30,	1,691		1,093
Weighted average fair value of options granted during the period	$3.52		$10.62

For the three months ended September 30, 2017 and 2016, share-based compensation expense related to stock options awarded to employees, non-employee directors and consultants amounted to approximately $1.5 million , and $1.4 million , respectively.

  As of September 30, 2017, there was $10.4 million of unrecognized compensation expense related to non-vested stock options. During the three months ended September 30, 2017, 715,000 stock options were granted to the Company’s employees and non-employee directors under the 2013 Equity and Incentive Plan. The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

Three months ended September 30, 2017
Assumption
Dividend yield	0.00%
Expected term	6.25 years
Risk-free interest rate	1.83%-1.97%
Expected Volatility	83.53%

4.	Investments:

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of September 30, 2017 and June 30, 2017:

	September 30,	June 30,
In thousands	2017	2017
Investments - Current:
Certificates of deposit	$1,929	$3,500
Debt securities - held-to-maturity	74,540	92,494
Total	$76,469	$95,994
Investments - Noncurrent:
Certificates of deposit	$1,872	$2,111
Debt securities - held-to-maturity	2,513	9,638
Total	$4,385	$11,749

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	At September 30, 2017
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency Obligations	$72,475	$—	$(99)	$72,376
Corporate obligations	2,065		(9)	2,056
	$74,540	$—	$(108)	$74,432
Investments - Noncurrent:
U.S. government and agency Obligations	$2,513	$—	$(17)	$2,496
Corporate obligations	-		—	-
	$2,513	$—	$(17)	$2,496

	At June 30, 2017
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency Obligations	$92,494	$—	$(147)	$92,347
Corporate obligations	-	—	—	-
	$92,494	$—	$(147)	$92,347
Investments - Noncurrent:
U.S. government and agency Obligations	$7,552	$—	(52)	$7,500
Corporate obligations	2,086	—	(12)	2,074
	$9,638	$—	$(64)	$9,574

The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2017, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$74,540	$74,432
Due after one year through two years	2,513	2,496
	$77,053	$76,928

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value.  At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment.  Therefore, the Company believes these losses to be temporary.  As of September 30, 2017, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2017
Cash and cash equivalents	$48,734	$—	$—	$48,734	$48,734
Certificates of deposit	—	3,793	—	3,793	3,801
Held-to-maturity investments:
Corporate obligations	—	2,056	—	2,056	2,065
U.S. government and agency obligations	62,984	11,887	—	74,871	74,988
Total assets	$111,718	$17,736	$—	$129,454	$129,588
June 30, 2017
Cash and cash equivalents	$30,706	$—	$—	$30,706	$30,706
Certificates of deposit	—	5,601	—	5,601	5,610
Held-to-maturity investments:
Corporate obligations	—	2,074	—	2,074	2,086
U.S. government and agency obligations	79,476	20,372	—	99,848	100,046
Total assets	$110,182	$28,047	$—	$138,229	$138,448

(6)	Collaboration Agreements

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

During the three months ended September 30, 2017 and 2016, the Company recognized revenue of approximately $10.3 million and $11.8 million, respectively from its collaboration with Biogen.  Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended September 30,
	2017	2016
	(dollars in thousands)
Amortization of non-refundable upfront fees	$9,754	$11,725
Other	554	47
Total collaboration revenue	$10,308	$11,772

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

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5% equity interest in Bionic Sight. In addition to the initial investment, AGTC will contribute to ongoing research and development support costs through additional payments or other in-kind contributions (“AGTC Ongoing R&D Support”).  The AGTC Ongoing R&D Support payments and in-kind contributions will be made over time, up to the date that Bionic Sight has received both IND clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product (the “IND Trigger”.)

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

(7)	Revision of Prior Period Financial Statements

In the fourth quarter of fiscal 2017, we became aware of an immaterial error regarding the calculation of our income tax provision. An assessment concluded that the error was not material to any prior period financial statements. As such, in accordance with ASC 250 (SAB No. 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the prior period financial statements have been revised (the "Revision") in the applicable financial statements. Periods not presented herein will be revised, as applicable, in future filings. Although management has determined that the error was not material to prior periods, the financial statements for the three months ended September 30, 2016, included herein, have been revised to correct for the impact of this item. Unless otherwise indicated, the financial information as of and for the three months ended September 30, 2016 presented in this Quarterly Report on Form 10-Q reflects this revision.

The following table summarize the effect of the Revision on the statements of operations for the three months ended September 30, 2016:

	For the three months ended September 30,
In thousands	2016	Adjustment	2016
Income (loss) before provision for income taxes	$3,625		$3,625
Provision for Income Taxes	-	600	600
Net income (loss)	$3,625		$3,025
Net earnings per share, basic	$0.20		$0.17
Net earnings per share, diluted	$0.20		$0.16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of September 30, 2017, and results of operations for the three months ended September 30, 2017 and 2016. This discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2017, as amended (“June 2017 Form 10-K”).  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report as well as those set forth in Part I, Item 1A, “Risk Factors” of the June 2017 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Although we recorded income from operations of $1.9 million for the fiscal year ended June 30, 2017 due in part to the amortization of revenue associated with our collaboration agreement with Biogen, we have incurred losses from operations in each other year since inception. Our net income for the fiscal year ended June 30, 2017 was $0.4 million, compared to net losses of $1.4 million and $24.3 million for each of the fiscal years ended June 30, 2016 and 2015, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.  We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct preclinical studies and clinical trials for our XLRS, ACHM and XLRP product candidates;
•	continue our research and development efforts, including exploration through early preclinical studies of potential applications of our gene therapy platform in:
o	orphan ophthalmology indications;
o	non-orphan ophthalmology indications including wet AMD and other inherited retinal diseases; and
o	other inherited diseases, such as otology and CNS indications.
•	manufacture clinical trial materials and develop larger-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	further develop our gene therapy platform;
•	add personnel to support our collaboration, product development and commercialization efforts; and
•	continue to operate as a public company.

As of September 30, 2017, we had cash and cash equivalents and investments totaling $129.6 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments at September 30, 2017, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years.  In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our June 2017 Form 10-K.

New Accounting Pronouncements

Refer to Note 2 to the condensed financial statements included in this quarterly report for further information on recently issued accounting standards.

Financial operations overview

Revenue

We primarily generate revenue through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and from federal research and development grant programs.  In the future, we may generate revenue from a combination of: product sales, license fees, milestone payments, research and development grants, and from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development programs, manufacturing efforts and reimbursements, collaboration milestone payments, and the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales for the foreseeable future, if at all. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, our results of operations and financial position would be materially adversely affected.

We expect in fiscal year 2018 that revenues from our Biogen collaboration associated with amortization of non-refundable upfront fees will decrease approximately $17 million compared to fiscal year 2017.  This decrease is primarily due to reaching the end of the XLRP service period in the first quarter of fiscal year 2018, and to a much lesser extent, due to changes in estimates associated with the period of performance under the XLRS and preclinical programs.

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

  From inception through September 30, 2017, we have incurred approximately $145.3 million in research and development expenses.  We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, legal, business development, finance and human resource functions. Other general and administrative expenses include costs to support employee training and development, board of directors’ costs, depreciation, insurance expenses, facility-related costs not otherwise included in research and development expense, professional fees for legal services, including patent-related expenses, and accounting, investor relations, corporate communications and information technology services. We anticipate that our general and administrative expenses will continue to increase in the future as we hire additional employees to support our continued research and development efforts, collaboration arrangements, and the potential commercialization of our product candidates.  Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Other income (expense), net

Other income and expense consists primarily of interest earned on cash and cash equivalents and our held-to-maturity investments.

Results of Operations

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

Revenue

	For the Three Months Ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue	$10,308	$11,772	$(1,464)	(12)%
Grant revenue	7	34	(27)	(79)%
Total revenue	$10,315	$11,806	$(1,491)	(13)%

Total revenue for the three months ended September 30, 2017 was $10.3 million compared to $11.8 million generated during the same period in 2016.  Collaboration revenue recorded during the three months ended September 30, 2017 and 2016 resulted primarily from the amortization of upfront fees received under our collaboration agreement with Biogen which began in August 2015. Non-refundable upfront fees are amortized to collaboration revenue on a straight-line basis over the estimated service period. Extensions to the length of time for the estimated service periods resulted in a decrease in non-refundable upfront fees recognized as revenue during the three months ended September 30, 2017 versus the three months ended September 30, 2016. Grant revenue decreased $27 thousand during the three months ended September 30, 2017 compared to the same period in 2016, largely attributable to reduced research and development activities on grant-funded projects.

Research and development expense

 The following table summarizes our research and development expenses by product candidate or program for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
External research and development expenses
ACHM	$1,079	$904	$175	19%
XLRS	818	418	400	96%
XLRP	700	258	442	171%
Research and discovery programs	1,763	740	1,023	138%
Total external research and development expenses	4,360	2,320	2,040	88%
Internal research and development expenses
Employee-related costs	2,092	1,603	489	31%
Share-based compensation	542	634	(92)	(15)%
Other	1,282	1,014	268	26%
Total internal research and development expense	3,916	3,251	665	20%
Total research and development expense	$8,276	$5,571	$2,705	49%

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

Research and development expenses for the three months ended September 30, 2017 were $8.3 million, compared to $5.6 million for the three months ended September 30, 2016, an increase of $2.7 million, or 49%. This increase was primarily attributable to:

•

$1.0 million of increased external spending on general research and discovery programs primarily due to increased spending on the optogenetics, otology, and adrenoleukodystrophy (ALD) preclinical programs and increased spending on general research activities in ophthalmology to support ongoing clinical programs;

•

$0.4 million of increased external spending on the XLRP program primarily associated with filing an Investigational New Drug application with the U.S. Food and Drug Administration in August 2017 and activities associated with preparing to conduct a Phase1/2 clinical trial;

•	$0.4 million of increased external spending on the XLRS program primarily related to increased patient enrollment in the ongoing Phase 1/2 clinical trial; and

$0.5 million of increased employee-related expenses associated with the hiring of additional employees to support clinical trial execution and research and development activities.

General and administrative expense

	For the Three Months Ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$1,381	$1,021	$360	35%
Share-based compensation	927	786	141	18%
Legal and professional fees	264	285	(21)	(7)%
Other	1,134	754	380	50%
Total general and administrative expense	$3,706	$2,846	$860	30%

General and administrative expense for the three months ended September 30, 2017 increased by $0.9 million to $3.7 million compared to the same period in 2016. The increase was primarily driven by increased corporate infrastructure, employee-related, and shared based compensation expenses associated with our continued expansion and hiring of additional employees.

Other income (expense), net

For the three months ended September 30, 2017, other income (expense), net, which was primarily comprised of investment income, increased to $0.3 million from $0.2 million generated in 2016 due to modestly better investment performance.

Provision for income taxes

There was no income tax expense for the three months ended September 30, 2017 compared to $600,000 in the three months ended September 30, 2016.  The income tax expense results from the recognition of revenue related to the Biogen agreement for tax purposes, which is accelerated compared to our GAAP revenue, resulting in significantly more taxable income than GAAP net income.  While our taxable income is largely offset by the use of NOLs, our income tax expense is primarily due to federal alternative minimum tax expense, the apportionment of income to certain state jurisdictions where we do not have NOLs and the recognition of a reserve for uncertain tax positions.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of September 30, 2017, we had an accumulated deficit of $91.0 million.  It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of September 30, 2017, we had cash, cash equivalents, and investments totaling $129.6 million.  We believe that our existing cash, cash equivalents, and investments at September 30, 2017 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates and currently planned discovery programs for at least the next two years.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of September 30, 2017, our cash and cash equivalents were held in bank accounts and money market funds, while our short and long-term investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Three Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,651)	$(5,795)
Investing activities	26,677	32,888
Financing activities	2	19
Net increase in cash and cash equivalents	$18,028	$27,112

Operating activities.  For the three months ended September 30, 2017 and 2016, net cash used in operating activities was primarily the result of cash payments made for normal business operations and the impact of changes in our working capital accounts.

Investing activities.  Net cash provided by investing activities for the three months ended September 30, 2017 consisted primarily of cash proceeds of $26.8 million from the maturity of investments.  For the three months ended September 30, 2016, net cash provided by investing activities consisted primarily cash proceeds of $35.4 million from the maturity of investments, partially offset by cash outflows of $2.4 million related to the purchase of investments securities.

Financing activities.  Net cash provided by financing activities during the three months ended September 30, 2017 and 2016 was associated with the exercise of common stock options.

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

We believe that our existing cash and cash equivalents and investments at September 30, 2017, will be will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years.  In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our June 2017 Form 10-K, which is incorporated by reference herein, for a description of our market risks.

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting

As discussed in our June 2017 Form 10-K, our management has determined that we have a material weakness in our internal control over financial reporting which relates to the design and operation of our closing and financial reporting processes.  Refer to Part II, Item 9A, “Controls and Procedures,” in our June 2017 Form 10-K for a discussion of the actions that we have previously undertaken to remediate this material weakness.

Notwithstanding the material weaknesses, each of our Chief Executive Officer, Chief Financial Officer, and Corporate Controller concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2017, we have undertaken actions to redesign processes and controls to address all of the material weaknesses. We have engaged specialists to assist us with reviewing, documenting, and (as needed) supplementing our controls, with a goal of providing controls that not only better address both the accuracy and precision of management’s review, but also enhance our ability to manage our business as it has evolved. We continue to evaluate our financial team and organizational structure, and have begun to make changes to roles and responsibilities to enhance controls and compliance. We expect to make further changes as our specialists deliver recommendations from their reviews. As we implement these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.

Although we intend to resolve all of the material control deficiencies discussed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2017, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective as a result of these efforts by any particular date. Our remediation plan will last through 2018 due to the number of controls involved, the need for new risk assessments and control design implementation, and ultimately testing of such controls.

Inherent Limitation of the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2017, which was filed with the SEC on September 13, 2017. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1

Fifth Amended and Restated Certificate of Incorporation of Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date March 26, 2014, filed on April 1, 2014)

3.2

Amended and Restated Bylaws of Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date March 26, 2014, filed on April 1, 2014)

10.1

Employment Letter Agreement, effective as of July 27, 2017 by and between Applied Genetic Technologies Corporation and William A. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date July 27, 2017, filed on August 2, 2017)

10.2

Separation Agreement, dated as of July 27, 2017 by and between Applied Genetic Technologies Corporation and Lawrence E. Bullock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date July 27, 2017, filed on August 2, 2017)

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

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ William Sullivan
William Sullivan, Chief Financial Officer

Date: November 7, 2017