Form 10-Q
period 2017-12-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2018-02-09
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares of the registrant’s common stock outstanding as of February 3, 2018 was 18,104,901.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
In thousands, except per share data	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$70,345	$30,706
Investments	49,312	95,994
Grants receivable	203	174
Prepaid and other current assets	4,012	3,361

Total current assets	123,872	130,235

Investments, net of current portion	—	11,749
Property and equipment, net	3,235	2,661
Investment in Bionic Sight	2,000	2,000
Other assets	2,226	1,278

Total assets	$131,333	$147,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,036	$998
Accrued and other liabilities	6,116	6,162
Deferred revenue	11,945	20,996

Total current liabilities	19,097	28,156

Deferred revenue, net of current portion	—	4,438
Other liabilities	653	—

Total liabilities	19,750	32,594

Stockholders’ equity:
Common stock—par value $.001 per share; shares authorized: 150,000 at December 31, 2017 and June 30, 2017; shares issued and outstanding: 18,105 and 18,088 at December 31, 2017 and June 30, 2017, respectively.	18	18
Additional paid-in capital	207,778	204,937
Accumulated deficit	(96,213)	(89,626)

Total stockholders’ equity	111,583	115,329

Total liabilities and stockholders’ equity	$131,333	$147,923

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
In thousands, except per share amounts		(as adjusted)		(as adjusted)
Revenue:
Collaboration revenue	$4,831	$10,890	$15,139	$22,662
Grant and other revenue	21	43	28	77

Total revenue	4,852	10,933	15,167	22,739

Operating expenses:
Research and development	7,726	6,041	16,002	11,612
General and administrative and other	3,368	2,740	7,074	5,586

Total operating expenses	11,094	8,781	23,076	17,198

Income (loss) from operations	(6,242)	2,152	(7,909)	5,541
Other income:
Investment income, net	271	227	541	463
Other expense	(10)	—	(10)	—

Total other income, net	261	227	531	463

Income (loss) before provision for income taxes	(5,981)	2,379	(7,378)	6,004
Provision (benefit) for income taxes	(791)	600	(791)	1,200

Net income (loss)	$(5,190)	$1,779	$(6,587)	$4,804

Weighted Average Shares Outstanding
Weighted average shares outstanding—basic	18,094	18,067	18,091	18,061
Weighted average shares outstanding—diluted	18,094	18,393	18,091	18,430

Net income (loss) per common share
Net income (loss) per share, basic	$(0.29)	$0.10	$(0.36)	$0.27
Net income (loss) per share, diluted	$(0.29)	$0.10	$(0.36)	$0.26

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
In thousands	2017	2016
		(as adjusted)
Cash flows from operating activities
Net income (loss)	$(6,587)	$4,804
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Share-based compensation expense	2,800	2,912
Depreciation and amortization	544	434
Investment premium accretion	143	216
Changes in operating assets and liabilities:
Grants receivable	(29)	876
Prepaid and other assets	(1,747)	556
Deferred revenues	(13,489)	(22,528)
Accounts payable	38	(614)
Accrued and other liabilities	(173)	556

Net cash (used in) operating activities	(18,500)	(12,788)

Cash flows from investing activities
Purchase of property and equipment	(134)	(563)
Purchase of and capitalized costs related to intangible assets	—	(92)
Maturity of investments	58,288	64,269
Purchase of investments	—	(37,219)

Net cash provided by investing activities	58,154	26,395

Cash flows from financing activities
Proceeds from exercise of common stock options	3	24
Payments made toward capital lease obligations	(18)	—

Net cash (used in) provided by financing activities	(15)	24

Net change in cash and cash equivalents	39,639	13,631
Cash and cash equivalents, beginning of period	30,706	28,868

Cash and cash equivalents, end of period	$70,345	$42,499

Supplemental disclosure of non cash financing activities
Capital lease obligation related to the purchase of equipment	209	—
Lease incentive obligation related to the purchase of leasehold improvements	627	—
Issuance of restricted stock for no consideration	38	—

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Operations:

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of December 31, 2017, the Company had an accumulated deficit of $97.0 million. While the Company expects to continue to generate some revenue from partnering, including under the collaboration with Biogen, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. At December 31, 2017, the Company had cash and cash equivalents and investments of $119.7 million.

2.	Summary of Significant Accounting Policies:

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for each periods presented.

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

The Condensed Balance Sheet as of June 30, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2017 Annual Report on Form 10-K, as amended, (“June 30, 2017 Form 10-K”). Results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financia information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and managed our business as one segment.

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

Investments

The Company’s investments consist of certificates of deposit and debt securities classified as held-to maturity. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

The Company uses the specific identification method to determine the cost basis of securities sold.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates an investment for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Company’s intent to sell the security or the likelihood that it will be required to sell the security before recovery of the entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to investment income (expense) and a new cost basis in the investment is established.

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

No milestone revenues were recognized during the three and six month periods ended December 31, 2017 and December 31, 2016.

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

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%. We have recorded an income tax benefit of $791,000 relating to our alternative minimum tax credit carryforward, which becomes refundable under the new law.

For the three and six months ended December 31, 2016, the Company recorded an income tax provision of $0.6 million and $1.2 million respectively, related to the Company’s federal alternative minimum taxable income (“AMTI”) and state income tax in multiple states where the Company is doing business. The Company calculates its AMTI using the alternative minimum tax (“AMT”) system. The Company’s federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. Corporations are exempt from AMT for all prior years in which their annual gross receipts for the 3-year period ending before the current tax year did not exceed $7.5 million. As of June 30, 2017, the Company no longer qualifies for the small company exclusion. The AMT system limits the use of net operating losses used by taxpayers to offset taxable income.

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

The Company’s net deferred tax asset decreased by $7.5 million, primarily due to a remeasurement of deferred tax assets and liabilities to the revised statutory tax rate under the new law. The net deferred tax asset is completely offset by valuation allowances established because realization of the deferred tax benefits are not considered more likely than not as of December 31, 2017.

For the six months ended December 31, 2016, the Company’s $1.2 million of tax expense included an uncertain tax position liability of $0.4 million related to uncertainty in how states may tax income from the Biogen Collaboration Agreement. The full amount of the uncertain tax position reflected on the balance sheet within accrued expenses and other liabilities as of December 31, 2017 is approximately $1 million. This collaboration agreement is described in more detail in Note 6 of the notes to the financial statements.

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

Prepayments related to research and development activities were $1.6 million and $1.5 million at December 31, 2017 and June 30, 2017, respectively, and are included within the prepaid and other current assets line item on the unaudited condensed balance sheets.

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

Net income (loss) per share

Basic net earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net earnings (loss) per share calculation, stock options and warrants are considered to be common stock equivalents. The dilutive impact of stock options and warrants for the three and six month periods ended December 31, 2017 totaled 0.2 million shares, compared to 0.3 million and 0.4 million shares for the three and six month periods ended December 31, 2016. The dilutive impact of stock options and warrants have been excluded from the calculation of diluted net loss per share for the for the three and six months ended December 31, 2017, as their effect would be anti-dilutive. Therefore, for the three and six months ended December 31, 2017, basic and diluted net loss per share are the same.

Comprehensive income or loss

Comprehensive income or loss consists of net income or loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net income or loss equals comprehensive income or loss for all periods presented.

New accounting pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Scope of Modification Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this standard on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation. The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company has adopted this standard for its 2018 fiscal year and it did not have a material effect on its balance sheets, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. In July 2015, the FASB delayed the effective date of this guidance by one year. The guidance is now effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company is working through an adoption plan which will include a review of collaboration agreements, applying the five-step model of the new standard and comparing the results to the Company’s current accounting. As part of this, the Company is evaluating the method of adoption and assessing changes that might be necessary to its processes, internal controls and address changes in financial reporting. Effective July 1, 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of the amended revenue recognition guidance. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements.

3.	Share-based Compensation Plans:

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan. No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance. A summary of the stock option activity for the six months ended December 31, 2017 and 2016 is as follows:

	For the Six Months Ended December 31,
	2017		2016
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	2,714	$12.96	2,037	$13.71
Granted	746	4.83	658	11.85
Exercised	(7)	0.35	(21)	1.16
Forfeited	(309)	9.76	(31)	17.80
Expired	(15)	15.35	(3)	22.64

Outstanding at December 31,	3,129	$11.35	2,640	$13.28

Exercisable at December 31,	1,694		1,267

Weighted average fair value of options granted during the period	$3.49		$8.12

For the three and six months ended December 31, 2017, share-based compensation expense related to stock options awarded to employees, non-employee directors and consultants amounted to approximately $1.3 million and $2.8 million, respectively, compared to $1.3 million and $2.9 million, respectively, for the three and six months ended December 31, 2016.

As of December 31, 2017, there was $9.1 million of unrecognized compensation expense related to non-vested stock options. During the six months ended December 31, 2017, 746,468 stock options were granted to the Company’s employees and non-employee directors under the 2013 Equity and Incentive Plan. The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

Assumption	Six months ended December 31, 2017
Dividend yield	0.00%
Expected term	6.25 years
Risk-free interest rate	1.83-2.21%
Expected Volatility	83.53%

4.	Investments:

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of December 31, 2017 and June 30, 2017:

	December 31,	June 30,
In thousands	2017	2017
Investments—Current:
Certificates of deposit	$2,820	$3,500
Debt securities—held-to-maturity	46,492	92,494

Total investments—current	$49,312	$95,994

Investments—Noncurrent:
Certificates of deposit	$—	$2,111
Debt securities—held-to-maturity	—	9,638

Total investments—non-current	$—	$11,749

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	At December 31, 2017
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments—Current:
U.S. government and agency obligations	$44,448	$—	$(86)	44,362
Corporate obligations	2,044	—	(7)	2,037

Total investments—current	$46,492	$—	$(93)	$46,399

	At June 30, 2017
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments—Current:
U.S. government and agency obligations	$92,494	$—	$(147)	$92,347
Corporate obligations	—	—	—	—

	$92,494	$—	$(147)	$92,347

Investments—Noncurrent:
U.S. government and agency obligations	$7,552	$—	$(52)	$7,500
Corporate obligations	2,086	—	(12)	2,074

	$9,638	$—	$(64)	$9,574

The amortized cost and fair value of held-to-maturity debt securities as of December 31, 2017, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$46,492	$46,399

	$46,492	$46,399

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment. Therefore, the Company believes these losses to be temporary. As of December 31, 2017, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

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

Debt securities—held-to-maturity. The Company’s investments in debt securities classified as held-to-maturity generally include U.S. Treasury Securities, government agency obligations, and corporate obligations. U.S. Treasury Securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury Securities are considered Level 1 of the fair value hierarchy. The fair values of U.S. government agency obligations and corporate obligations are generally determined using recently executed transactions, broker quotes, market price quotations where these are available or other observable market inputs for the same or similar securities. As such, the Company classifies its investments in U.S. government agency obligations and corporate obligations within Level 2 of the hierarchy.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2017
Cash and cash equivalents	$70,345	$—	$—	$70,345	$70,345
Certificates of deposit	—	2,820	—	2,820	2,820
Held-to-maturity investments:
Corporate obligations	—	2,037	—	2,037	2,044
U.S. government and agency obligations	37,470	6,892	—	44,362	44,448

Total assets	$107,815	$11,749	$—	$119,564	$119,657

June 30, 2017
Cash and cash equivalents	$30,706	$—	$—	$30,706	$30,706
Certificates of deposit	—	5,611	—	5,611	5,611
Held-to-maturity investments:
Corporate obligations	—	2,074	—	2,074	2,086
U.S. government and agency obligations	79,476	20,372	—	99,848	100,046

Total assets	$110,182	$28,057	$—	$138,239	$138,449

6.	Collaboration Agreements

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

The R&D Activity Deliverables for each program are further segmented by those that are “Pre-Funded Activities” and those that are “Post-Funding Development Activities”. Pre-Funded Activities are those R&D activities for which the Company has primary responsibility and the consideration to be received under the agreement was received at the inception of the arrangement. Post-Funding Development Activities (referred to as “development services” throughout these financial statements) are those activities that may occur after the Pre-Funded Activities and for which the Company is entitled to additional compensation under the agreement from Biogen. Post Funding Development activities have commenced on the XLRP program and revenue is being generated. Biogen has final decision-making authority for all matters related to the conduct of the Post-Funding Development Activities. Because Biogen is not contractually obligated to continue the programs beyond the Pre-Funded Activities, and due to the uncertain outcome of the discovery, research and development activities, the Post-Funding Development Activities are not considered deliverables at the inception of the arrangement and the associated fees and milestones are not included in the allocable arrangement consideration. The Company has determined that the additional fees it could receive under the arrangement for Post-Funding Development Activities are not priced at a significant and incremental discount.

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

Accounting standards for multiple element arrangements contain a presumption that separate contracts negotiated or entered into at or near to the same time with the same entity were likely negotiated as a package and should be evaluated as a single agreement. The Company determined that the price of $20.63 paid by Biogen included a premium of $7.45 per share over the fair value of the Company’s stock price, calculated based upon the stock price on the date of close of the agreement and adjusted for lack of marketability due to restrictions. Accordingly, the total premium of $10.8 million was also recorded as deferred revenue and, together with the $94.0 million, allocated to the separate units of accounting identified above using the relative selling price method as discussed in Note 2 to these financial statements. The Company will record revenue based on the revenue recognition criteria applicable to each separate unit of accounting. For amounts received up-front and initially deferred, the Company will recognize the deferred revenue on a straight-line basis over the estimated service periods in which it is required to perform the research and development activities associated with each unit of accounting. At the inception of the Collaboration Agreement, the Company initially estimated the service periods to range between 2 and 3 years. However, due to certain delays which have extended our estimated period of performance, the estimated service periods are currently anticipated to be between 2 and 4 years from inception of the Collaboration Agreement.

The Company recognized collaboration revenue of $4.8 million and $10.9 million during the three months ended December 31, 2017 and 2016, respectively, and $15.1 million and $22.7 million during the six months ended December 31, 2017 and 2016, respectively, from its collaboration with Biogen. Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
	(dollars in thousands)
Amortization of non-refundable upfront fees	$3,735	$10,803	$13,489	$22,528
Development services	1,096	87	1,650	134

Total collaboration revenue	$4,831	$10,890	$15,167	$22,662

As a result of the upfront payment of $94.0 million made by Biogen and the achievement of a $5.0 million milestone in fiscal year 2016 upon dosing the first XLRS patient, the Company became liable to various research partner institutions for sub-license and other payments under existing agreements with such institutions. These agreements obligate the Company to pay to each research partner institution a portion of certain proceeds received from collaboration and other arrangements, including any milestone payments received under such arrangements. Accordingly, the Company recorded total collaboration costs of approximately $12.0 million associated with such obligations, including $636,000 of expense that was settled during that period by the issuance of 40,000 shares of the Company’s common stock to a research partner institution, pursuant to the terms of the existing agreement with that institution. The remainder of these sub-license and milestone fees were fully paid in cash during the fiscal year ended June 30, 2016.

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

The Company recorded its initial $2.0 million investment in Bionic Sight using the equity method of accounting for investments, which is recorded as its own line item on the Company’s balance sheets. The ongoing research and development costs and contributions will be recorded as a periodic cost until such time when or if the IND Trigger is achieved.

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

7.	Revision of Prior Period Financial Statements

In the fourth quarter of fiscal 2017, we became aware of an immaterial error regarding the calculation of our income tax provision for the first quarter of fiscal 2017. An assessment concluded that the error was not material to any prior period financial statements. As such, in accordance with ASC 250 (SAB No. 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the prior period financial statements have been revised (the “Revision”) in the applicable financial statements. Periods not presented herein will be revised, as applicable, in future filings. Although management has determined that the error was not material to prior periods, the financial statements for the six months ended December 31, 2016, included herein, have been revised to correct for the impact of this item. Unless otherwise indicated, the financial information as of and for the six months ended December 31, 2016 presented in this Quarterly Report on Form 10-Q reflects this revision.

The following table summarize the effect of the Revision on the statements of operations for the six months ended December 31, 2016:

	For the six months ended December 31, 2016
In thousands	2016	Adjustment	2016
Income before provision for income taxes	$6,004		6,004

Provision for Income Taxes	298	902	1,200

Net income	$5,706		4,804

Net earnings per share, basic	$0.32		0.27

Net earnings per share, diluted	$0.31		0.26

The following table summarize the effect of the Revision on the statements of cash for the six months ended December 31, 2016:

	For the six months ended December 31, 2016
In thousands	2016	Adjustment	2016
Net income	$5,706	(902)	4,804
Changes in operating assets and liabilities
Accrued and other liabilities	(346)	902	556

Net cash (used in) operating activities	(12,788)		(12,788)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of December 31, 2017, and results of operations for the three and six months ended December 31, 2017 and 2016. This discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2017, as amended, (“June 2017 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report as well as those set forth in Part I, Item 1A, “Risk Factors” of the June 2017 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinoschisis (XLRS), achromatopsia (ACHM) and X-linked retinitis pigmentosa (XLRP), and a preclinical program in optogenetics. In addition to ophthalmology, we have recently initiated preclinical programs in adrenoleukodystrophy (ALD) and otology. With a number of important clinical milestones on the horizon, we believe we are well positioned to advance multiple programs towards pivotal studies. In addition to our product pipeline, we have also developed broad technological capabilities through our collaborations with 4D Molecular Therapeutics (4DMT), Synpromics Limited (Synpromics), and the University of Florida, which provide us with expertise in vector design and manufacturing as well as synthetic promoter development and optimization. Finally, our partnership with Biogen, which includes our clinical XLRS and XLRP programs, our discovery program in ALD and two ophthalmology programs, validates our approach and technology.

Since our inception in 1999, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology and alpha-1 antitrypsin deficiency, or AAT deficiency, an inherited orphan lung disease, including activities to manufacture product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily through the private placement of preferred stock, common stock, convertible notes and warrants to purchase preferred stock, through our public offerings consummated in April 2014 and July/August 2014, and through development services, upfront and milestone payments from our partners. We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the United States Food and Drug Administration, or FDA, and by patient advocacy groups such as The Foundation Fighting Blindness, or FFB, and the Alpha-1 Foundation.

Although we recorded income from operations of $1.9 million for the year ended June 30, 2017 due in part to the amortization of revenue associated with our collaboration agreement with Biogen, we have incurred losses from operations in each other year since inception. Our net income for the fiscal year ended June 30, 2017 was $0.4 million, compared to net losses of $1.4 million and $24.3 million for each of the fiscal years ended June 30, 2016 and 2015, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct preclinical studies and clinical trials for our XLRS, ACHM and XLRP product candidates;

•	continue our research and development efforts, including exploration through early preclinical studies of potential applications of our gene therapy platform in:

•	orphan ophthalmology indications;

•	non-orphan ophthalmology indications including wet AMD and other inherited retinal diseases; and

•	other inherited diseases, such as otology and CNS indications.

•	manufacture clinical trial materials and develop larger-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates;

•	further develop our gene therapy platform;

•	add personnel to support our collaboration, product development and commercialization efforts; and

•	continue to operate as a public company.

As of December 31, 2017, we had cash and cash equivalents and investments totaling $119.7 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments at December 31, 2017, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our June 2017 Form 10-K, for the year ended June 30, 2017.

New Accounting Pronouncements

Refer to Note 2 to the condensed financial statements included in this quarterly report for further information on recently issued accounting standards.

Financial operations review

Revenue

We primarily generate revenue through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and from federal research and development grant programs. In the future, we may generate revenue from a combination of: product sales, license fees, milestone payments, development services, research and development grants, and from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property.

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

We expect in fiscal year 2018 that revenues from our Biogen collaboration associated with amortization of non-refundable upfront fees will decrease approximately $17 million compared to fiscal year 2017. This decrease is primarily due to reaching the end of the XLRP service period in the first quarter of fiscal year 2018, and to a lesser extent, due to changes in estimates associated with the period of performance under the XLRS and preclinical programs. In contrast, we expect that milestone revenue recognized under the Biogen collaboration will increase in the near term. Upon dosing of the first and fourth patient in the XLRP Phase 1/2 clinical trial, the Company expects to receive milestone payments and recognize revenue of $2.5 million and $10.0 million, respectively. Additionally, we expect development services revenues from our Biogen collaboration will increase by approximately $2.5 million in fiscal year 2018 due to the initiation of a Phase 1/2 clinical trial for XLRP.

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

From inception through December 31, 2017, we have incurred approximately $153.0 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates, recognize sublincensing fees on Biogen milestones and explore potential applications of our gene therapy platform in other indications.

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

Results of Operations

Comparison of the three months ended December 31, 2017 to the three months ended December 31, 2016

Revenue

	For the Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(dollars in thousands)
Collaboration revenue
Amortization of up front fees	$3,735	$10,803	$(7,068)	(65)%
Development services	1,096	87	1,009	1160%

Total collaboration revenue	4,831	10,890	(6,059)	(56)%
Grant revenue	21	43	(22)	(51)%

Total revenue	$4,852	$10,933	$(6,081)	(56)%

Total collaboration revenue for the three months ended December 31, 2017 was $4.8 million compared to $10.9 million generated during the same period in 2016. Non-refundable upfront fees received under our collaboration with Biogen are amortized to collaboration revenue on a straight-line basis over the estimated service period. Development services revenue primarily consists of reimbursement of Post-Funding Development Activities under the Biogen Collaboration. Amortization revenue decreased $7.1 million for the three months ended December 31, 2017 compared to the same period in 2016 primarily due to reaching the end of the XLRP service period in the first quarter of fiscal year 2018, and to a much lesser extent, due to changes in estimates associated with the period of performance under the XLRS and preclinical programs. Development services revenue increased $1.0 million for the three months ended December 31, 2017 compared to the same period in 2016 primarily due to activities associated with preparing to conduct a Phase 1/2 clinical trial for XLRP. Grant revenue decreased $22,000 during the three months ended December 31, 2017 compared to the same period in 2016, largely attributable to reduced research and development activities on grant-funded projects.

Research and development expense

The following table summarizes our research and development expenses by product candidate or program for the three months ended December 31, 2017 and 2016:

	For the Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(dollars in thousands)
External research and development expenses
ACHM	$675	$477	$198	42%
XLRS	520	552	(32)	(6)%
XLRP	547	495	52	11%
Research and discovery programs	1,969	782	1,187	152%

Total external research and development expenses	3,711	2,306	1,405	61%

Internal research and development expenses
Employee-related costs	2,092	1,916	176	9%
Share-based compensation	647	647	—	—
Other	1,276	1,172	104	9%

Total internal research and development expenses	4,015	3,735	280	7%

Total research and development expense	$7,726	$6,041	$1,685	28%

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

Research and development expenses for the three months ended December 31, 2017 were $7.7 million, compared to $6.0 million for the three months ended December 31, 2016, an increase of $1.7 million, or 28%. This increase was primarily attributable to:

•	$1.2 million of increased external spending on general research and discovery programs primarily due to increased spending on the optogenetics, otology, and adrenoleukodystrophy (ALD) preclinical programs and increased spending on general research activities in ophthalmology to support ongoing clinical programs;

•	$0.2 million of increased external spending on the ACHM programs primarily due to activities associated with ongoing Phase 1/2 clinical trials;

•	$0.2 million of increased employee-related expenses associated with the hiring of additional employees to support clinical trial execution and research and development activities.

General and administrative expense

	For the Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(dollars in thousands)
Employee-related costs	$1,388	$954	$434	45%
Share-based compensation	685	846	(161)	(19)%
Other	1,295	940	355	38%

Total general and administrative expense	$3,368	$2,740	$628	23%

General and administrative expense for the three months ended December 31, 2017 increased by $0.6 million to $3.3 million compared to the same period in 2016. The increase was primarily driven by higher employee-related costs and other expenses which resulted from hiring additional employees to support our continued expansion. The increases were partially offset by lower share-based compensation expenses and legal and professional fees during the three months ended December 31, 2017 compared to the three months ended December 31, 2016.

Comparison of six months ended December 31, 2017 to the six months ended December 31, 2016

Revenue

	For the Six Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(dollars in thousands)
Collaboration revenue
Amortization of up front fees	$13,489	$22,528	$(9,038)	$(40)%
Development services	1,650	134	1,516	1131%

Total collaboration revenue	15,139	22,662	(7,522)	(33)%
Grant revenue	28	77	(49)	(64)%

Total revenue	$15,167	$22,739	$(7,571)	(33)%

Total collaboration revenue for the six months ended December 31, 2017 was $15.1 million compared to $22.7 million generated during the same period in 2016. Non-refundable upfront fees received under our collaboration with Biogen are amortized to collaboration revenue on a straight-line basis over the estimated service period. Development services revenue primarily consists of reimbursement of Post-Funding Development Activities under the Biogen Collaboration. Amortization revenue decreased $9.0 million for the six months ended December 31, 2017 compared to the same period in 2016 primarily due to due to reaching the end of the XLRP service period in the first quarter of fiscal year 2018, and to a much lesser extent, due to changes in estimates associated with the period of performance under the XLRS and preclinical programs. Development services revenue increased $1.5 million for the six months ended December 31, 2017 compared to the same period in 2016 primarily due to activities associated with preparing to conduct a Phase 1/2 clinical trial for XLRP. Grant revenue decreased $49,000 during the six months ended December 31, 2017 compared to the same period in 2016, largely attributable to reduced research and development activities on grant-funded projects.

Research and development expense

	For the Six Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(dollars in thousands)
External research and development expenses
ACHM	$1,754	$1,381	$373	27%
XLRS	1,338	970	368	38%
XLRP	1,247	753	494	66%
Research and discovery programs	3,732	1,522	2,210	145%

Total external research and development expenses	8,071	4,626	3,445	74%

Internal research and development expenses
Employee-related costs	4,184	3,519	665	19%
Share-based compensation	1,189	1,281	(92)	(7)%
Other	2,558	2,186	372	17%

Total internal research and development expenses	7,931	6,986	945	14%

Total research and development expense	$16,002	$11,612	$4,390	38%

Research and development expenses for the six months ended December 31, 2017 were $16.0 million, compared to $11.6 million for the six months ended December 31, 2016, an increase of $4.4 million, or 38%. This increase was primarily attributable to:

•	$2.2 million of increased external spending on general research and discovery programs primarily due to increased spending on the optogenetics, otology, and adrenoleukodystrophy (ALD) preclinical programs and increased spending on general research activities in ophthalmology to support ongoing clinical programs;

•	$0.7 million of increased employee-related expenses associated with the hiring of additional employees to support clinical trial execution and research and development activities;

•	$0.5 million of increased external spending on the XLRP program primarily associated with filing an Investigational New Drug application with the U.S. Food and Drug Administration in August 2017 and activities associated with preparing to conduct a Phase 1/2 clinical trial;

•	$0.4 million of increased external spending on the ACHM programs primarily due to activities associated with the ongoing Phase 1/2 clinical trials;

•	$0.4 million of increased external spending on the XLRS program primarily related to increased patient enrollment in the ongoing Phase 1/2 clinical trial.

General and administrative expense

	For the Six Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(dollars in thousands)
Employee-related costs	$2,770	$1,976	$794	40%
Share-based compensation	1,612	1,631	(20)	(1)%
Legal and professional fees	337	485	(149)	(31)%
Other	2,355	1,494	861	57%

Total general and administrative expense	$7,074	$5,586	$1,488	27%

General and administrative expense for the six months ended December 31, 2017 increased by $1.5 million to $7.0 million compared to the same period in 2016. The increase was primarily driven by increased corporate infrastructure and employee-related costs which resulted from hiring additional employees to support our continued expansion, partially offset by lower legal and professional fees.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of December 31, 2017, we had an accumulated deficit of $96.2 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of December 31, 2017, we had cash, cash equivalents, and investments totaling $119.7 million. We believe that our existing cash, cash equivalents, and investments at December 31, 2017 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates and currently planned discovery programs for at least the next two years.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months. As of December 31, 2017, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Six Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2017	2016
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(18,500)	$(12,788)	$(5,712)	45%
Investing activities	58,154	26,395	31,759	120%
Financing activities	(15)	24	(39)	(164)%

Net increase in cash and cash equivalents:	$39,639	$13,631	$26,008	191%

Operating activities. For the six months ended December 31, 2017 and 2016, net cash used in operating activities was primarily the result of cash payments made for normal business operations and the impact of changes in our working capital accounts.

Investing activities. Net cash provided by investing activities for the six months ended December 31, 2017 consisted primarily of cash proceeds of $58.3 million from the maturity of investments.

Financing activities. Net cash used in financing activities during the six months ended December 31, 2017 was primarily associated with payments toward capital lease obligations, with a minor offset resulting from the exercise of common stock options. Net cash provided by financing activities during the six months ended December 31, 2016 was associated with the exercise of common stock options.

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

We believe that our existing cash and cash equivalents and investments at December 31, 2017, will be will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2017, which is incorporated by reference herein, for a description of our market risks.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC‘s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on, and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as a result of the material weakness identified by management as initially disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the year ended June 30, 2017.

As discussed in our Annual Report on Form 10-K for the year ended June 30, 2017, our management has determined that we have a material weakness in our internal control over financial reporting which relates to the design and operation of our closing and financial reporting processes. Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended June 30, 2017 for a discussion of the actions that we have previously undertaken to remediate this material weakness. During the period covered by this Quarterly Report on Form 10-Q, we continued to: (a) provide functional and system training to employees and to prepare detailed documentation to clearly define key tasks and actions; (b) document and formalize our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; (c) hire additional employees to provide further support to our finance and accounting team; and (d) design and implement monthly manual controls to manage our financial reporting close processes and to help ensure an adequate level of segregation of duties within our finance and accounting function. Although we had not fully remediated this material weakness as of December 31, 2017, we continue to actively engage in the implementation of these and other remediation efforts to address this material weakness.

As a result of these efforts, as of the date of this filing management believes we have made progress toward remediating the underlying causes of the material weakness. Although we believe our remediation efforts will be effective in remediating the material weakness, there can be no assurance as to when the remediation plan will be fully implemented, or that the plan, as currently designed, will adequately remediate the material weakness. The material weakness will not be considered fully addressed until the enhanced policies and procedures over documentation evidencing certain controls involving our Closing and Financial Report Process have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. We will continue to work on implementing and testing the enhanced documentation policies and procedures in order to make this final determination.

Changes in Internal Control over Financial Reporting

As described above, during the period covered by this Quarterly Report on Form 10-Q we took and are continuing to take remedial actions intended to correct material weaknesses in our system of internal controls over financial reporting, which remedial actions have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Except for those remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2017 for a listing of our risk factors. There has been no material change in such risk factors since June 30, 2017.

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

Date: February 9, 2018