Form 10-Q
period 2018-03-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2018-05-08
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company Emerging Growth Company	☐ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of May 2, 2018 was 18,110,536.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
In thousands, except per share data	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$47,633	$30,706
Investments	64,167	95,994
Grants receivable	133	174
Prepaid and other current assets	3,968	3,361
Total current assets	115,901	130,235
Investments, net of current portion	—	11,749
Property and equipment, net	5,526	2,661
Investment in Bionic Sight	1,995	2,000
Other assets	2,025	1,278
Total assets	$125,447	$147,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,322	$998
Accrued and other liabilities	8,035	6,162
Deferred revenue	8,188	20,996
Total current liabilities	17,545	28,156
Deferred revenue, net of current portion	912	4,438
Other liabilities	2,294	—
Total liabilities	20,751	32,594
Stockholders' equity:
Common stock—par value $.001 per share; shares authorized: 150,000;
shares issued and outstanding: 18,121 and 18,088
at March 31, 2018 and June 30, 2017, respectively	18	18
Additional paid-in capital	209,015	204,937
Shares held in treasury of: 6 and 0 at March 31, 2018 and June 30, 2017 respectively	(23)	—
Accumulated deficit	(104,314)	(89,626)
Total stockholders' equity	104,696	115,329
Total liabilities and stockholders' equity	$125,447	$147,923

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
		2017		2017
In thousands, except per share amounts	2018	(as adjusted)	2018	(as adjusted)
Revenue:
Collaboration revenue	$3,588	$8,297	$18,727	$30,959
Grant and other revenue	15	91	43	169
Total revenue	3,603	8,388	18,770	31,128
Operating expenses:
Research and development	7,353	6,303	23,355	17,916
General and administrative and other	3,946	2,921	11,020	8,507
Total operating expenses	11,299	9,224	34,375	26,423
Income (loss) from operations	(7,696)	(836)	(15,605)	4,705
Other income:
Investment income, net	325	236	866	700
Other expense	—	—	(10)	—
Total other income, net	325	236	856	700
Income (loss) before provision for income taxes and equity in net earnings (losses) of affiliate	(7,371)	(600)	(14,749)	5,405
Provision (benefit) for income taxes	725	600	(66)	1,800
Income (loss) before equity in net losses of affiliate	(8,096)	(1,200)	(14,683)	3,605
Equity in net losses of affiliate	(5)	—	(5)	—
Net income (loss)	$(8,101)	$(1,200)	$(14,688)	$3,605

Weighted Average Shares Outstanding
Weighted average shares outstanding – basic	18,112	18,081	18,098	18,068
Weighted average shares outstanding – diluted	18,112	18,081	18,098	18,408

Net income (loss) per common share
Net income (loss) per share, basic	$(0.45)	$(0.07)	$(0.81)	$0.20
Net income (loss) per share, diluted	$(0.45)	$(0.07)	$(0.81)	$0.20

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
		2017
In thousands	2018	(as adjusted)
Cash flows from operating activities
Net income (loss)	$(14,688)	$3,605
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Share-based compensation expense	4,072	4,161
Depreciation and amortization	821	657
Provision for uncollectible accounts	369	—
Investment premium accretion	174	320
Loss on disposal of property and equipment	20	—
Equity in net losses of affiliate	5	—
Changes in operating assets and liabilities:
Grants receivable	41	785
Prepaid and other assets	(1,946)	(725)
Deferred revenues	(16,334)	(30,435)
Accounts payable	324	(514)
Accrued and other liabilities	1,365	1,139
Net cash (used in) operating activities	(25,777)	(21,007)
Cash flows from investing activities
Purchase of property and equipment	(654)	(560)
Purchase of and capitalized costs related to intangible assets	—	(132)
Investment in Bionic Sight	—	(2,000)
Maturities of investments	88,183	80,821
Purchases of investments	(44,779)	(50,517)
Net cash provided by investing activities	42,750	27,612
Cash flows from financing activities
Proceeds from exercise of common stock options	(17)	27
Payments made toward capital lease obligations	(29)	—
Net cash (used in) provided by financing activities	(46)	27
Net change in cash and cash equivalents	16,927	6,632
Cash and cash equivalents, beginning of period	30,706	28,868
Cash and cash equivalents, end of period	$47,633	$35,500

Supplemental disclosure of non-cash financing activities
Capital lease obligation related to the purchase of equipment	240	—
Lease incentive obligation related to the purchase of leasehold improvements	2,588	—
Issuance of restricted stock for no consideration	25	—

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Operations:

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of March 31, 2018, the Company had an accumulated deficit of $104.3 million. While the Company expects to continue to generate some revenue from partnering, including under the collaboration with Biogen, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. At March 31, 2018, the Company had cash and cash equivalents and liquid investments of $111.8 million.

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

See Note 7 for a discussion of a revision of prior financial results presented related to the recording of our income tax provision for fiscal year 2017.

The Condensed Balance Sheet as of June 30, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2017 Annual Report on Form 10-K, as amended, (“June 30, 2017 Form 10-K”).  Results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and managed our business as one segment.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Collaboration revenue

On July 1, 2015, the Company entered into a Collaboration Agreement with Biogen. This collaboration is discussed further in Note 6 to the financial statements. The terms of the Collaboration Agreement and other potential collaboration or commercialization agreements the Company may enter into generally contain multiple elements, or deliverables, which may include, among others, (i) licenses, or options to obtain licenses, to its technology, and (ii) research and development activities to be performed on behalf of the collaborative partner. Payments made under such arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

No milestone revenues were recognized during the three and nine month periods ended March 31, 2018 and March 31, 2017.

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

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%. In December 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides for a measurement period of up to one year from the enactment date for companies to complete the accounting for the initial income tax effects of the Tax Act. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is complete and provide a provisional estimate (where determinable) of the income tax effects of the Tax Act where the accounting is incomplete. The provisional estimate is required to be updated throughout the measurement period. During the quarter ending December 31, 2017, the Company recorded an income tax benefit of $791,000 relating to the Company’s minimum tax credit carryforward, which becomes refundable under the new law.

For the three and nine months ended March 31, 2017, the Company recorded an income tax provision of $0.6 million and $1.8 million respectively, related to the Company’s federal alternative minimum taxable income (“AMTI”) and state income tax in multiple states where the Company is doing business. The Company calculates its AMTI using the alternative minimum tax (“AMT”) system. The Company’s federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. Corporations are exempt from the AMT for all years in which their annual gross receipts for the 3-year period ending before the current tax year did not exceed $7.5 million. As of June 30, 2017, the Company no longer qualifies for the small company exclusion. The AMT system limits the use of net operating losses used by the taxpayer to offset taxable income.

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

At June 30, 2017, the total amount of unrecognized tax benefits recorded on the Company’s balance sheet was approximately $1.0 million. During the three and nine months ended March 31, 2018, the Company recognized an increase in unrecognized tax benefits as a result of tax positions taken during a prior period in the amount of $0.7 million, resulting in an ending accrued balance $1.7 million at March 31,2018. The Company recorded potential interest and penalties on unrecognized tax benefits in the amount of $0.4 million during the three months ended March 31, 2018.

The Company’s deferred tax asset, net of liabilities, decreased by $7.5 million, primarily due to a re-measurement of deferred tax assets and liabilities to the revised statutory tax rate under the Tax Act. The deferred tax asset, net of liabilities, is completely offset by valuation allowances established because realization of the deferred tax benefits are not considered more likely than not as of March 31, 2018.

For the three month and nine month periods ended March 31, 2018, the Company recorded an income tax provision (benefit) of $0.7 million and ($66,000), respectively. The income tax expense for the three months ended March 31, 2018 was primarily driven by the apportionment of income to certain state jurisdictions where the Company had not generated net operating losses (NOL’s). The income tax benefit for the nine months ended March 31, 2018 was primarily due to certain tax credit carryforwards becoming refundable under The Tax Cuts and Jobs Act of 2017, offset by income tax expense for the three months ended March 31, 2018.

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

Prepayments related to research and development activities were $1.2 million and $1.5 million at March 31, 2018 and June 30, 2017, respectively, and are included within the prepaid and other current assets line item on the unaudited condensed balance sheets.

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

Net income (loss) per share

Basic net earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net earnings (loss) per share calculation, stock options and warrants are considered to be common stock equivalents if they are dilutive. For the three and nine months ended March 31, 2018 and the three months ended March 31, 2017, basic and diluted net loss per share are the same due to stock options and warrants being considered anti-dilutive. If stock options and warrants had been dilutive, their impact would have increased common stock equivalents outstanding for the three and nine- month periods ended March 31, 2018 by 0.2 million shares and by 0.3 million shares for the three months ended March 31, 2017. Stock options and warrants were dilutive for the nine months ended March 31, 2017 and increased common stock equivalents outstanding by 0.4 million shares.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received.  It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. In July 2015, the FASB delayed the effective date of this guidance by one year.  The guidance is effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company is working through an adoption plan which will include a review of collaboration agreements, applying the five-step model of the new standard and comparing the results to the Company’s current accounting. As part of this, the Company is evaluating the method of adoption and assessing changes that might be necessary to its processes, internal controls and address changes in financial reporting. Effective July 1, 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of the amended revenue recognition guidance. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its financial statements.

3.	Share-based Compensation Plans:

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance.   A summary of the stock option activity for the nine months ended March 31, 2018 and 2017 is as follows:

	For the Nine Months Ended March 31,
	2018		2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
(In thousands, except per share amounts)	Shares	Price	Shares	Price
Outstanding at June 30,	2,714	$12.96	2,037	$13.71
Granted	819	4.75	831	11.00
Exercised	(18)	0.35	(31)	0.90
Forfeited	(401)	9.89	(93)	13.98
Expired	(18)	15.81	(29)	17.07
Outstanding at March 31,	3,096	$11.24	2,715	$12.98
Exercisable at March 31,	1,862		1,392
Weighted average fair value of options granted during the period	$3.43		$7.53

For the three and nine months ended March 31, 2018, share-based compensation expense related to stock options awarded to employees, non-employee directors and consultants amounted to approximately $1.2 million and $3.9 million, respectively, compared to $1.2 million and $4.2 million, respectively, for the three and nine months ended March 31, 2017.

As of March 31, 2018, there was $7.5 million of unrecognized compensation expense related to non-vested stock options. During the nine months ended March 31, 2018, 819,468 stock options were granted to the Company’s employees and non-employee directors under the 2013 Equity and Incentive Plan. The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

Assumption	Nine months ended March 31, 2018
Dividend yield	0.00%
Expected term	6.25 years
Risk-free interest rate	1.83-2.21%
Expected Volatility	83.53%

4.	Investments:

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of March 31, 2018 and June 30, 2017:

	March 31,	June 30,
In thousands	2018	2017
Investments - Current:
Certificates of deposit	$2,819	$3,500
Debt securities - held-to-maturity	61,348	92,494
Total investments – current	$64,167	$95,994
Investments - Noncurrent:
Certificates of deposit	—	2,111
Debt securities - held-to-maturity	—	9,638
Total investments - non-current	$—	$11,749

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	At March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value
Investments - Current:
U.S. government and agency obligations	$62,143	$—	$(80)	$62,063
Corporate obligations	2,024	—	(7)	2,017
Total investments - current	$64,167	$—	$(87)	$64,080

	At June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
In thousands	Cost	Gains	Losses	Value
Investments - Current:
U.S. government and agency obligations	$92,494	$—	$(147)	$92,347
Corporate obligations	—	—	—	—
	$92,494	$—	$(147)	$92,347
Investments - Noncurrent:
U.S. government and agency obligations	$7,552	$—	$(52)	$7,500
Corporate obligations	2,086	—	(12)	2,074
	$9,638	$—	$(64)	$9,574

The amortized cost and fair value of held-to-maturity debt securities as of March 31, 2018, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$64,167	$64,080
	$64,167	$64,080

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value.  At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment.  Therefore, the Company believes these losses to be temporary. As of March 31, 2018, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

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

Certificates of Deposit.  The Company’s certificates of deposit are placed through an account registry service.  The fair value measurement of the Company’s certificates of deposit is considered Level 2 of the fair value hierarchy as the inputs are based on rates currently offered for deposits of similar remaining maturities. The carrying amounts of the Company’s certificates of deposit reported in the unaudited condensed balance sheets approximate fair value.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted prices	Significant	Significant
	in active	other observable	unobservable		Total
	markets	inputs	inputs	Total Fair	Carrying
In thousands	(Level 1)	(Level 2)	(Level 3)	Value	Value
March 31, 2018
Cash and cash equivalents	$47,633	$—	$—	$47,633	$47,633
Certificates of deposit	—	2,811	—	$2,811	2,819
Held-to-maturity investments:
Corporate obligations	—	2,017	—	2,017	2,024
U.S. government and agency obligations	57,256	1,996	—	59,252	59,324
Total assets	$104,889	$6,824	$—	$111,713	$111,800
June 30, 2017
Cash and cash equivalents	$30,706	$—	$—	$30,706	$30,706
Certificates of deposit	—	5,611	—	5,611	5,611
Held-to-maturity investments:
Corporate obligations	—	2,074	—	2,074	2,086
U.S. government and agency obligations	79,476	20,372	—	99,847	100,046
Total assets	$110,182	$28,057	$—	$138,238	$138,449

6.	Collaboration Agreements

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

Accounting standards for multiple element arrangements contain a presumption that separate contracts negotiated or entered into at or near to the same time with the same entity were likely negotiated as a package and should be evaluated as a single agreement.  The Company determined that the price of $20.63 paid by Biogen included a premium of $7.45 per share over the fair value of the Company’s stock price, calculated based upon the stock price on the date of close of the agreement and adjusted for lack of marketability due to restrictions.  Accordingly, the total premium of $10.8 million was also recorded as deferred revenue and, together with the $94.0 million, allocated to the separate units of accounting identified above using the relative selling price method as discussed in Note 2 to these financial statements.  The Company records revenue based on the revenue recognition criteria applicable to each separate unit of accounting. For amounts received up-front and initially deferred, the Company recognizes the deferred revenue on a straight-line basis over the estimated service periods in which it is required to perform the research and development activities associated with each unit of accounting. At the inception of the Collaboration Agreement, the Company initially estimated the service periods to range between 2 and 3 years. However, due to certain delays which have extended the Company’s estimated period of performance, the estimated service periods are currently anticipated to be between 2 and 5 years from inception of the Collaboration Agreement.

The Company recognized collaboration revenue of $3.6 million and $8.3 million during the three months ended March 31, 2018 and 2017, respectively, and $18.7 million and $31.0 million during the nine months ended March 31, 2018 and 2017, respectively, from its collaboration with Biogen. Below is a summary of the components of the collaboration revenue:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands)
Amortization of non-refundable upfront fees	$2,844	$7,907	$16,333	$30,435
Development services	744	390	2,394	524
Total collaboration revenue	$3,588	$8,297	$18,727	$30,959

As a result of the upfront payment of $94.0 million made by Biogen and the achievement of a $5.0 million milestone in fiscal year 2016, upon dosing the first XLRS patient, the Company became liable to various research partner institutions for sub-license and other payments under existing agreements with such institutions. These agreements obligate the Company to pay to each research partner institution a portion of certain proceeds received from collaboration and other arrangements, including any milestone payments received under such arrangements. Accordingly, the Company recorded total collaboration costs of approximately $12.0 million associated with such obligations, including $636,000 of expense that was settled during fiscal year 2016 by the issuance of 40,000 shares of the Company’s common stock to a research partner institution, pursuant to the terms of the existing agreement with that institution. The remainder of these sub-license and milestone fees were fully paid in cash during the fiscal year ended June 30, 2016.

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

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5% equity interest in Bionic Sight. In addition to the initial investment, AGTC will contribute to ongoing research and development support costs through additional payments or other in-kind contributions (AGTC Ongoing R&D Support).  The AGTC Ongoing R&D Support payments and in-kind contributions will be made over time, up to the date that Bionic Sight has received both IND clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product (the “IND Trigger”.)  For the three and nine months ended March 31, 2018 payments and in-kind contributions were approximately $0.2 million and $0.8 million, respectively.

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

The Company recorded its initial $2.0 million investment in Bionic Sight using the equity method of accounting for investments, which is recorded as its own line item on the Company’s balance sheet. During the three-month period ending March 31, 2018, the Company recorded a reduction of its investment in Bionic Sight of $5,061 and an investment loss on the statement of operations to reflect its equity interest in the net loss of this affiliate. The ongoing research and development costs and contributions will be recorded as a periodic cost until such time when or if the IND Trigger is achieved.

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

7.	Revision of Prior Period Financial Statements

In the fourth quarter of fiscal 2017, the Company became aware of an immaterial error regarding the calculation of the income tax provision for the first three quarters of fiscal 2017. An assessment concluded that the error was not material to any prior period financial statements. As such, in accordance with ASC 250 (SAB No. 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the prior period financial statements have been revised (the "Revision") in the applicable financial statements. Periods not presented herein will be revised, as applicable, in future filings. Although management has determined that the error was not material to prior periods, the financial statements for the three and nine months ended March 31, 2017, included herein, have been revised to correct for the impact of this item. Unless otherwise indicated, the financial information as of and for the three and nine months ended March 31, 2017 presented in this Quarterly Report on Form 10-Q reflects this revision.

The following table summarize the effect of the Revision on the Statement of Operations for the three and nine months ended March 31, 2017:

	For the Three Months Ended March 31, 2017
In thousands	2017	Adjustment	2017 Adjusted
Loss before provision for income taxes	$(600)		$(600)
Provision for Income Taxes	221	379	600
Net loss	$(821)		$(1,200)
Net loss per share, basic	$(0.05)		$(0.07)
Net loss per share, diluted	$(0.05)		$(0.07)

	For the Nine Months Ended March 31, 2017
In thousands	2017	Adjustment	2017 Adjusted
Income before provision for income taxes	$5,405		$5,405
Provision for Income Taxes	519	1,281	1,800
Net income	$4,886		$3,605
Net earnings per share, basic	$0.27		$0.20
Net earnings per share, diluted	$0.27		$0.20

The following table summarize the effect of the Revision on the Statement of Cash Flows for the nine months ended March 31, 2017:

	For the Nine Months Ended March 31, 2017
In thousands	2017	Adjustment	2017 Adjusted
Net income	$4,886	(1,281)	$3,605
Changes in operating assets and liabilities
Accrued and other liabilities	(142)	1,281	1,139
Net cash (used in) operating activities	$(21,007)		$(21,007)

8.	Subsequent events

In April 2018, the Company earned a $2.5 million milestone payment from Biogen due to dosing of the first patient in the XLRP Phase 1/2 clinical trial. The company owes sublicensing fees of approximately 23% to certain collaborators associated with this milestone payment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of March 31, 2018, and results of operations for the three and nine months ended March 31, 2018 and 2017. This discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2017, as amended, (“June 2017 Form 10-K”).  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report as well as those set forth in Part I, Item 1A, “Risk Factors” of the June 2017 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

As of March 31, 2018, we had cash and cash equivalents and investments totaling $111.8 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments at March 31, 2018, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years.  In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

We expect in fiscal year 2018 that revenues from our Biogen collaboration associated with amortization of non-refundable upfront fees will decrease approximately $20.0 million compared to fiscal year 2017. This decrease is primarily due to reaching the end of the XLRP service period in the first quarter of fiscal year 2018, and to a lesser extent, due to changes in estimates associated with the period of performance under the XLRS and preclinical programs. We expect that milestone revenue recognized under the Biogen collaboration will increase in the near term.  In April 2018, the first patient was dosed in the XLRP Phase 1/2 clinical trial and the Company earned a $2.5 million milestone payment. Upon dosing of the fourth patient in the XLRP Phase 1/2 clinical trial, we expect to receive milestone payment of $10.0 million. We expect developmental services revenues from the Biogen collaboration will increase by approximately $2.0 million in fiscal year 2018 due to the initiation of the XLRP Phase 1/2 clinical trial.

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

From inception through March 31, 2018, we have incurred approximately $160.4 million in research and development expenses.  We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications. Additionally, we expect sublicensing fees to increase in the fourth quarter of fiscal 2018, due to earning a $2.5 milestone payment from Biogen associated with dosing the first patient in the XLRP trial. We expect sublicensing fees to increase during fiscal 2019 upon receipt of the $10.0 million milestone payment from Biogen associated with the dosing of the fourth patient in the XLRP trial. We expect sublicensing fees to be approximately 23% of the two Biogen milestone payments.

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

Provision for income taxes

Income tax expense (benefit) for the three and nine months ended March 31, 2018 was $0.7 million and ($66,000), respectively which was an increase in income tax expense of $0.1 million and a decrease of $1.9 million, respectively for the same time periods in 2017. The income tax expense for the three months ended March 31, 2018, was primarily driven by the apportionment of income to certain state jurisdictions where the Company had not generated net operating losses (NOL’s). The income tax benefit for the nine months ended March 31, 2018 was primarily due to certain tax credit carryforwards becoming refundable under The Tax Cuts and Jobs Act of 2017, offset by income tax expense for the three months ended March 31, 2018.

Results of Operations

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

Revenue

	For the Three Months Ended March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue
Amortization of upfront fees	$2,844	$7,907	$(5,063)	(64)%
Development services	744	390	354	91%
Total collaboration revenue	3,588	$8,297	$(4,709)	(57)%
Grant revenue	15	91	(76)	(84)%
Total revenue	$3,603	$8,388	$(4,785)	(57)%

Total revenue for the three months ended March 31, 2018 was $3.6 million compared to $8.4 million generated during the same period in 2017. Non-refundable upfront fees received under our collaboration with Biogen are amortized to collaboration revenue on a straight-line basis over the estimated service period. Development services revenue primarily consists of reimbursement of Post-Funding Development Activities under the Biogen Collaboration.  Amortization revenue decreased $5.1 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to reaching the end of the XLRP service period in the first quarter of fiscal year 2018, and to a lesser extent, due to changes in estimates associated with the period of performance under the XLRS and preclinical programs. Development services revenue increased $0.4 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to activities associated with preparing to conduct a Phase 1/2 clinical trial for XLRP. Grant revenue decreased $76,000 during the three months ended March 31, 2018 compared to the same period in 2017, largely attributable to reduced research and development activities on grant-funded projects.

Research and development expense

The following table summarizes our research and development expenses by product candidate or program for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
External research and development expenses
ACHM	$872	$817	$55	7%
XLRS	669	798	(129)	(16)%
XLRP	457	524	(67)	(13)%
Research and discovery programs	1,020	414	606	146%
Total external research and development expenses	3,018	2,553	465	18%
Internal research and development expenses
Employee-related costs	2,296	2,127	169	8%
Share-based compensation	661	574	87	15%
Other	1,378	1,049	329	31%
Total internal research and development expenses	4,335	3,750	585	16%
Total research and development expense	$7,353	$6,303	$1,050	17%

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

Research and development expenses for the three months ended March 31, 2018 were $7.4 million, compared to $6.3 million for the three months ended March 31, 2017, an increase of $1.1 million, or 17%. This increase was primarily attributable to:

•

$0.6 million of increased external spending on general research and discovery programs primarily due to increased spending on the optogenetics, otology, and adrenoleukodystrophy (ALD) preclinical programs and increased spending on general research activities in ophthalmology to support ongoing clinical programs;

•	$0.2 million of increased employee-related expenses associated with the hiring of additional employees to support clinical trial execution and research and development activities.
•	$0.3 million of increased general research and development expenses including training fees, equipment rental fees, dues and conference fees.

General and administrative expense

	For the Three Months Ended March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$1,397	$1,123	$274	24%
Share-based compensation	607	675	(68)	(10)%
Legal and professional fees	47	215	(168)	(78)%
Other	1,895	908	987	109%
Total general and administrative expense	$3,946	$2,921	$1,025	35%

General and administrative expense for the three months ended March 31, 2018 increased by $1.0 million to $3.9 million compared to the same period in 2017. The increase was primarily driven by higher employee-related costs and other expenses which resulted from hiring additional employees to support our continued expansion. The increase in other expenses of $1.0 million includes increases in the provision for uncollectible accounts and state taxes. The increased expenses were partially offset by lower share-based compensation expenses and legal and professional fees during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Comparison of nine months ended March 31, 2018 to the nine months ended March 31, 2017

Revenue

	For the Nine Months Ended March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue
Amortization of upfront fees	$16,333	$30,436	$(14,103)	(46)%
Development services	2,394	523	1,871	358%
Total collaboration revenue	18,727	30,959	(12,232)	(40)%
Grant revenue	43	169	(126)	(75)%
Total revenue	$18,770	$31,128	$(12,358)	(40)%

Total revenue for the nine months ended March 31, 2018 was $18.8 million compared to $31.1 million generated during the same period in 2017. Non-refundable upfront fees received under our collaboration with Biogen are amortized to collaboration revenue on a straight-line basis over the estimated service period.  Development services revenue primarily consists of reimbursement of Post-Funding Development Activities under the Biogen Collaboration.  Amortization revenue decreased $14.1 million for the nine months ended March 31, 2018 compared to the same period in 2017 primarily due to reaching the end of the XLRP service period in the first quarter of fiscal year 2018, and to a lesser extent, due to changes in estimates associated with the period of performance under the XLRS and preclinical programs.  Development services revenue increased $1.9 million for the nine months ended March 31, 2018 compared to the same period in 2017 primarily due to activities associated with preparing to conduct a Phase 1/2 clinical trial for XLRP.  Grant revenue decreased $126,000 during the nine months ended March 31, 2018 compared to the same period in 2017, largely attributable to reduced research and development activities on grant-funded projects.

Research and development expense

	For the Nine Months Ended March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
External research and development expenses
ACHM	$2,626	$2,198	$428	19%
XLRS	2,007	1,768	239	14%
XLRP	1,704	1,277	427	33%
Research and discovery programs	4,752	1,936	2,816	145%
Total external research and development expenses	11,089	7,179	3,910	54%
Internal research and development expenses
Employee-related costs	6,479	5,646	833	15%
Share-based compensation	1,850	1,855	(5)	(0)%
Other	3,937	3,236	701	22%
Total internal research and development expenses	12,266	10,737	1,529	14%
Total research and development expense	$23,355	$17,916	$5,439	30%

Research and development expenses for the nine months ended March 31, 2018 were $23.4 million, compared to $17.9 million for the nine months ended March 31, 2017, an increase of $5.4 million, or 30%. This increase was primarily attributable to:

•

$2.8 million of increased external spending on general research and discovery programs primarily due to increased spending on the optogenetics, otology, and adrenoleukodystrophy (ALD) preclinical programs and increased spending on general research activities in ophthalmology to support ongoing clinical programs;

•	$0.8 million of increased employee-related expenses associated with the hiring of additional employees to support clinical trial execution and research and development activities;
•

$0.4 million of increased external spending on the XLRP program primarily associated with filing an Investigational New Drug application with the U.S. Food and Drug Administration in August 2017 and activities associated with preparing to conduct a Phase1/2 clinical trial;

•	$0.4 million of increased external spending on the ACHM programs primarily due to activities associated with the ongoing Phase1/2 clinical trials;
•	$0.2 million of increased external spending on the XLRS program primarily related to increased patient enrollment in the ongoing Phase 1/2 clinical trial.

General and administrative expense

	For the Nine Months Ended March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$4,166	$3,098	$1,068	34%
Share-based compensation	2,219	2,307	(88)	(4)%
Legal and professional fees	384	701	(317)	(45)%
Other	4,251	2,401	1,850	77%
Total general and administrative expense	$11,020	$8,507	$2,513	30%

General and administrative expense for the nine months ended March 31, 2018 increased by $2.5 million to $11.0 million compared to the same period in 2017.  The increase was primarily driven by increased corporate infrastructure and employee-related costs which resulted from hiring additional employees to support our continued expansion, partially offset by lower legal and professional fees. The increase in other general and administrative expenses includes increases in the provision for uncollectible accounts and state taxes.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of March 31, 2018, we had an accumulated deficit of $104.3 million.  It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of March 31, 2018, we had cash, cash equivalents, and investments totaling $111.8 million.  We believe that our existing cash, cash equivalents, and investments at March 31, 2018 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates and currently planned discovery programs for at least the next two years.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of March 31, 2018, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 24 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Nine Months Ended March 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(25,777)	$(21,007)	$(4,770)	23%
Investing activities	42,750	27,612	15,138	55%
Financing activities	(46)	27	(73)	(270)%
Net increase in cash and cash equivalents:	$16,927	$6,632	$10,295	155%

Operating activities.  For the nine months ended March 31, 2018 and 2017, net cash used in operating activities was primarily the result of cash received from the collaboration with Biogen, offset by the impact of operating losses which included research and development and general and administrative expenses incurred in conducting normal business operations, and the impact of changes in our working capital accounts.

Investing activities.  Net cash provided by investing activities for the nine months ended March 31, 2018 consisted primarily of cash proceeds of $88.2 million from the maturity of investments, net of investment repurchases of $44.8 million. For the nine months ended March 31, 2017, net cash provided by investing activities consisted primarily of cash proceeds of $80.8 million from the maturity of investments, net of investment repurchases of $50.5 million.

Financing activities. Net cash provided by financing activities during the nine months ended March 31, 2018 and 2017 was associated with the exercise of common stock options and restricted stock awards.

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

We believe that our existing cash and cash equivalents and investments at March 31, 2018, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2017, which is incorporated by reference herein, for a description of our market risks.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d-15(c) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act") as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC‘s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on, and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as a result of the material weakness identified by management as initially disclosed under “Item 9A—Controls and Procedures" in our Annual Report on Form 10-K for the year ended June 30, 2017.

As discussed in our Annual Report on Form 10-K for the year ended June 30, 2017, our management has determined that we have a material weakness in our internal control over financial reporting which relates to the design and operation of our closing and financial reporting processes.  Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended June 30, 2017 for a discussion of the actions that we have previously undertaken to remediate this material weakness.  During the period covered by this Quarterly Report on Form 10-Q, we continued to: (a) provide functional and system training to employees and to prepare detailed documentation to clearly define key tasks and actions; (b) document and formalize our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; (c) hire additional employees to provide further support to our finance and accounting team; and (d) design and implement monthly manual controls to manage our financial reporting close processes and to help ensure an adequate level of segregation of duties within our finance and accounting function.  Although we had not fully remediated this material weakness as of March 31, 2018, we continue to actively engage in the implementation of these and other remediation efforts to address this material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third fiscal quarter of 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1, 2018 through January 31, 2018	791	$4.30	—	$—
February 1, 2018 through February 28, 2018	733	$3.95	—	$—
March 1, 2018 through March 31, 2018	667	$4.30	—	$—
Total	2,191	$4.18	—
(a)

These columns reflect the surrender to the Company of an aggregate of 2,191 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to an employee during the third fiscal quarter of 2018.

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

Date: May 8, 2018