Form 10-K
period 2018-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2018-09-11
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $64.9 million, computed by reference to the closing sale price of the common stock as reported by The Nasdaq Global Market on December 29, 2017, the last trading day of the registrant’s most recently completed second fiscal quarter.  The Company has no non-voting common shares.

The number of shares of the registrant’s common stock outstanding as of August 31, 2018 was 18,129,148.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be provided in Part III of this Annual Report on Form 10-K will be provided by a definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders (the “Proxy Statement) to be filed with the Securities and Exchange Commission (the “SEC”) on or before October 26, 2018.

APPLIED GENETIC TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2018

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

Applied Genetic Technologies Corporation (“AGTC”) is a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases.  Our initial focus is in the field of ophthalmology, where we continue to progress clinical programs in X-linked retinoschisis (XLRS), X-linked retinitis pigmentosa (XLRP), and achromatopsia (ACHM) and a preclinical program in optogenetics.  In addition to ophthalmology, we have initiated preclinical programs in adrenoleukodystrophy (ALD), which is a disease of the central nervous system (CNS) and several programs in otology.  With a number of important clinical milestones on the horizon, we believe we are well positioned to advance multiple programs towards pivotal studies. In addition to our product pipeline, we have also developed broad technological capabilities in the design, construction and manufacture of viral vectors using adeno-associated virus (AAV) technology.  Finally, our collaboration with Biogen, which includes clinical programs in XLRS and XLRP and discovery programs in ALD and two ophthalmology indications, validates our approach and technology, and continues to provide us with cash runway to advance our wholly owned candidates.

Our strategy

Our objective is to become a leader in developing and commercializing gene therapy treatments for patients with severe diseases, with an initial focus in ophthalmology, and thereby provide a better life for patients with these diseases. Our strategy to accomplish this goal is to:

•

Develop and commercialize gene therapies in orphan ophthalmology. Our lead product candidates are treatments for the severe orphan eye diseases XLRS, ACHM, and XLRP. Given the severity of these diseases and the current lack of treatment options, a one-time-treatment alternative that corrects the underlying genetic defect would provide long-term value for patients, their families and the healthcare system more broadly.

•	Expand our position in ophthalmology.
•

Continue our leadership position in orphan ophthalmology.  We have developed significant experience in the orphan ophthalmology space through our ongoing work on XLRS, ACHM, XLRP, our previous experience in Leber’s Congenital Amaurosis Type 2 (LCA2) and in preclinical ophthalmology programs we are developing in collaboration with Biogen.

•

Seek opportunities for strategic partnerships and acquisitions in ophthalmology gene therapy.  On July 1, 2015, we entered into a broad collaboration and license agreement with Biogen to develop gene-based therapies for our XLRS and XLRP programs and three discovery programs. In February 2017, we entered into a collaboration agreement with Bionic Sight to develop an optogenetic product candidate for patients with advanced retinal disease that leverages our deep experience in gene therapy and ophthalmology and Bionic Sight's innovative neuro-prosthetic device and algorithm for retinal coding. We believe there may be additional opportunities for us to partner with companies and academic groups. We expect that our breadth of experience in research, manufacturing, clinical and regulatory matters will help us to identify and execute in-licenses, co-development agreements, intellectual property acquisitions or manufacturing agreements that would further extend our leadership position in ophthalmology gene therapy.

•

Extend our expertise in adeno-associated virus, or AAV, vector design, manufacturing and delivery. We believe that our understanding of our target indications and our robust internal expertise in viral vector design including the identification of novel capsids and the optimization of genes and promoters, physical vector delivery, vector manufacturing, clinical trial design and clinical trial conduct are significant competitive advantages. We intend to continue to devote substantial resources both internally and with others, such as our external research collaborations with Synpromics and the University of Florida, to identify next generation capsids and to develop optimized promoters. We are also expanding our discovery capabilities to further enhance our ability to develop next generation products.

•

Expand our manufacturing capabilities.  We continue to invest in the development and expansion of our internal manufacturing capabilities.  Our process development and pilot manufacturing facility is now operational, and as we advance further into clinical development we plan to further develop our internal manufacturing capabilities. We have decreased our dependence on a single contract manufacturer by qualifying and contracting with multiple backup contractors. Further, we continue to invest in process and analytical improvements that have resulted in a ten-fold increase in manufacturing yields and robust quality control enhancements that are amenable to characterization of commercial products.  We believe these investments will facilitate the more rapid advancement of our product candidates through regulatory approval while reducing risk and will enhance the therapeutic and commercial potential of our gene therapy platform.

•

Pursue orphan indications with high unmet medical need and strong probability of a streamlined clinical, regulatory and commercial pathway.  We will continue to focus on diseases for which the underlying genetic defect is well characterized and can be addressed by correcting or inserting a single gene, for which predictive animal models exist and for which clinical endpoints are objective and are accepted by regulatory authorities.  We believe that focusing on these types of indications will enable us to obtain data more rapidly and accelerate clinical studies and regulatory approval of our product candidates. Given the relatively low prevalence of patients who have each of these orphan diseases and the strong key opinion leader communities and patient advocacy groups around them, we also believe these markets can be served with a small, targeted commercial infrastructure. Our research in otology is one example of this strategy.

•

Evaluate opportunities to leverage our gene therapy platform to address indications outside of ophthalmology.  We intend to develop and partner selectively to expand the scope of our pipeline and the utilization of our gene therapy platform beyond ophthalmology. The adaptability and scalability of our platform also presents an opportunity for us to selectively form collaborative alliances to expand our capabilities and product candidate offerings into a range of genetically defined diseases and potentially to accelerate the development and commercialization of gene therapy products more broadly.

Our Focus in Ophthalmology

Sight is critical to the human experience.  Many people fear blindness more than premature death.  Consequently, we have decided to focus our expertise in gene therapy on orphan diseases in ophthalmology.  These orphan indications have patient populations that are small enough to allow for clinical trials on a manageable scale but have a sufficient prevalence to provide substantial commercial opportunity.  By focusing initially on orphan ophthalmology product candidates, we are also able to leverage our experience and develop strong relationships within the relevant scientific and medical communities.  Our clinical trials are conducted mainly at academic test centers and by working with the principal investigators and surgeons at these test centers, we have realized a number of important synergies.

Our most advanced product candidates consist of four ophthalmology development programs across three targets: XLRS caused by mutations in the RS1 gene, ACHM, caused by mutations in either the CNGB3 gene or the CNGA3 gene, and XLRP caused by mutations in the RPGR gene. These three inherited orphan diseases of the eye are caused by mutations in single genes that significantly affect visual function and currently lack effective medical treatments.

•

XLRS is characterized by abnormal splitting of the layers of the retina, resulting in poor visual function in young boys, which can progress to legal blindness in adult men. Additionally, approximately 40% of patients are at risk of vitreous hemorrhage or detachment.    Initial safety data from our Phase 1/2 clinical trial were presented in June 2017 and demonstrated that our product candidate was generally well tolerated across treatment groups.  According to a published study, the incidence rate for XLRS is between one in 5,000 and one in 20,000 males. Using an incidence rate of 1 in 11,500, we estimate that there are about 35,000 patients in the United States and Europe combined. We have completed target enrollment of 27 patients and are currently enrolling additional pediatric patients in a high dose group in the Phase 1/2 clinical trial for our XLRS product candidate.
•

ACHM is characterized by the absence of cone photoreceptor function, resulting in extremely poor visual acuity, light sensitivity, day blindness and complete loss of color discrimination. According to a published study, the incidence rate for ACHM is approximately one in 30,000 people, and we therefore estimate that there are about 27,000 patients in the United States and Europe combined.  Of these patients, about 75% have the form of disease caused by mutations in the CNGB3 gene or the CNGA3 gene.  We are currently enrolling patients in Phase 1/2 clinical trials for both our ACHM CNGB3 product candidate and our ACHM CNGA3 product candidate.

•

XLRP is a disease of the rod and cone photoreceptors characterized by progressive degeneration of the retina, which can lead to total blindness in adult men. According to a published study, the incidence rate for retinitis pigmentosa is about one in 4,000 people and we estimate that there are about 200,000 patients in the United States and Europe combined. It is estimated that about ten percent, or 20,000, of these people have XLRP. We are currently enrolling patients in Phase 1/2 clinical trials for our XLRP product candidate.

In addition to these clinical-stage ophthalmology programs, we have a pre-clinical program in collaboration with Bionic Sight to develop an optogenetic product candidate for patients with advanced retinal disease.

Recent Corporate Milestones

In December   2017, we started enrolling patients in a Phase 1/2 trial designed to test the safety and efficacy of our gene-therapy product candidate for the treatment of ACHM caused by mutations in the CNGA3 gene.

In April 2018, we dosed the first patient in our XLRP Phase 1/2 trial and received a corresponding milestone payment of $2.5M from Biogen.

Also in April 2018, we completed our targeted enrollment of 27 patients in our XLRS Phase 1/2 clinical trial.

In June, 2018, we received approval from the Israeli Ministry of Health (MOH) for our ACHM CNGA3 Phase 1/2 clinical trial, allowing us to begin enrolling patients in Israel for that trial.

In July 2018, we dosed the fourth patient in our XLRP Phase 1/2 trial and earned a corresponding milestone payment of $10M, which was received in August, 2018.Our Strengths

We believe the combination of our technology expertise and product development know-how positions us well to be leaders in the gene therapy field. We believe our strengths include:

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

•	A collaboration with Bionic Sight for the development and commercialization of an optogenetic gene therapy and a neuro-prosthetic device with advanced retinal coding;
•

Proprietary gene therapy manufacturing system, in which yields recently improved by 10-fold, capable of making significant quantities of high quality viral vectors in accordance with Good Manufacturing Practice (GMP) standards over seven different clinical trials;

•	Product candidates which, to date, use recombinant AAV vector technology, a well-studied, versatile and efficient gene therapy approach;
•	Initial safety data in our XLRS Phase 1/2 trial showing that our most advanced gene therapy candidate is generally safe and well tolerated across dose groups;
•	Technical expertise in analytical techniques, synthetic promoter development, engineered capsids, optimized capsids and specialized formulation and delivery techniques; and
•	Recently augmented capabilities in clinical operations and medical affairs to power our multiple clinical programs forward.

Our gene therapy platform

Although the concept of gene therapy is relatively straightforward, the process of developing and manufacturing vectors capable of delivering genetic material safely into a patient’s own cells is highly technical and demands significant expertise, experience and know-how.  Our approach to gene therapy product development is built on our core competencies in three key areas: vector design, vector manufacturing and vector delivery, each of which is described in further detail below. One of our key capabilities is our depth of understanding of the complex interplay between the clinical disease, the cells in the patient’s body that need treatment, the selection of a capsid and a promoter, the design of the gene construct and the physical administration method.  We have spent more than 18 years conducting research on the best combinations of these elements with the aim of developing safe and effective product candidates.

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

Vector design. After selection of the vector type, there are other critical factors to be considered to maximize the safety and efficacy of the final gene therapy product:

•

Gene of Interest: The first step in vector design is to identify either the therapeutic protein that we want the patient’s own cells to produce (which is expressed from a DNA sequence that defines the gene of interest), or other cargo content, such as gene editing components or an RNA targeting sequence.  In many cases the DNA sequence must be engineered to be stable during manufacturing and delivery.

•

Promoter: Production of the protein in the cell requires a promoter, which is a genetic element that drives expression. Certain promoters function well only in certain cell types, whereas other promoters function well in almost any cell type. We make our selection by comparing different promoters in the specific type of cells that are affected in each disease target, ideally in an animal whose physiology is close to that of humans, to find the promoter that best enables production of therapeutic levels of protein in that cell type.  Not only do we engineer these promoters in-house, we also work with a collaborator, Synpromics, that specializes in designing promoter elements to optimize therapeutic constructs for maximum expression with a smaller size, better expression and increased cell specificity.

•

Capsid: after the promoter and gene of interest are selected, these elements must be packaged into an AAV capsid. There are 10 to the 8 or 10 to the 9 of variations of AAV capsids with different abilities to bind to and enter varying cell types. Not only do we engineer these capsids in-house, we also collaborate with commercial and academic researchers to develop novel capsids that efficiently enter the type of cells that are affected by each of our targeted diseases.

Vector manufacturing

We have developed a proprietary, high-yield vector manufacturing process using scalable technologies. While our manufacturing method uses the herpes virus as a helper in the first step of a four-step AAV vector manufacturing process, there is no herpes virus in the final product. Our propriety process for AAV manufacturing uses robust cell lines that are well characterized and have been included in multiple regulatory submissions in the United States and Europe. This process is highly efficient and selective, generating more packaged vector with higher fidelity of target sequences than other production systems. We have developed and transferred over 30 robust and quantitative product-specific assays consistent with expected requirements for clinical development and are currently validating the assays as required for regulatory approval. We supplement our deep manufacturing experience with characterization of the resulting candidate technology.  We have successfully completed technology transfer for vector manufacturing to three Contract Manufacturing Organizations (CMOs) and multiple partners.  Additionally, in the last year we have made several process improvements leading to a ten-fold increase in productivity and conversion to a fully scalable suspension process.

Our manufacturing process has been reviewed by the FDA, the Irish Medicines Board, and the Israeli Ministry of Health and has been authorized for production of product candidates for use in clinical trials in the United States, Europe and Israel. To date we have successfully manufactured clinical trial material for seven different indications using three different manufacturing vendors, to ensure sufficient capacity, and believe we are the only AAV gene therapy company with this level of experience.  Our manufacturing process is reproducible and scalable. Our process development facility is operational and we are conducting equipment evaluation runs with multiple vendors to support development of commercial processes for our product candidates.

We own or have licensed 67 issued patents, nine pending patent applications and three allowed patent applications covering our manufacturing technology. We believe that our core competency and intellectual property estate in vector manufacturing differentiate us competitively and provide a key differentiating element of our gene therapy platform.

The complexity of gene therapy manufacturing and lack of dedicated infrastructure to support it have historically resulted in poor reproducibility and lack of reliability in meeting material needs beyond the early human clinical setting.  rAAV vector manufacturing has been limited by inefficient constructs, poor scalability, inadequate yields and insufficient purity.  We have committed substantial resources to developing an integrated production and testing platform capable of meeting both clinical and commercial needs, including:

•	Our propriety platform for AAV production generates high quality rAAV vectors with high packaging fidelity and low empty particles across multiple serotypes.
•	Our AAV production system generates high volumetric productivities and has been demonstrated to work in multiple vendors’ single-use bioreactor (SUB) systems.
•	We have adapted our HSV helper manufacturing system to SUBs, removing scale and format limitations attendant with adherent cell culture.
•	We have optimized purification and formulation activities to yield multiple rAAV serotypes in a dose-ready form with exceptional purity at previously unattainable genomic concentrations.
•

Our integrated testing platform has generated over 30 product-specific characterization assays that have been successfully transferred for the evaluation of HSV helpers and AAV vectors at contract testing organizations.

•	The robust cell substrates we employ are well characterized and have been reviewed in several regulatory submissions in the US, Israel and Europe.

Taken together, we believe the efficiency, productivity, scalability, characterization and regulatory definition of our proprietary rAAV manufacturing platform uniquely position us to accelerate from early phase human clinical trials to late phase, BLA-enabling data in all our clinical programs.

Vector delivery

Our gene therapy platform allows for vector delivery by a variety of methods, and we select the method that is best suited for the disease and cell type that we are targeting.

In ophthalmology, the product candidate can best be delivered to cells in the eye by either injecting the product candidate into the vitreous of the eye, an intravitreal injection, or by injecting the product candidate under the retina, a sub-retinal injection. Our ongoing clinical trial for our XLRS product candidate uses intravitreal injection, which we also expect to use as the method of delivery for Bionic Sights’ optogenetic product candidate. We are using sub-retinal injection as the method of delivery for our ACHM and XLRP product candidates in our ongoing clinical trials.

Surgical techniques used to introduce AAV in otology indications include microinjection into the cochlea via an apical cochleostomy or through the round window membrane.   Like the eye, the inner ear sensory organ – the organ of Corti – is bathed by fluid-filled spaces, enabling accessible vector administration.

Once a product candidate is identified in our ALD discovery program, we expect it will be administered by intrathecal delivery, which is an injection into the cerebrospinal fluid.

Our Product Candidate Pipeline

The graphic below summarizes our current gene therapy programs:

Our four most advanced product candidates address ophthalmology indications XLRS, ACHM B3, ACHM A3, and XLRP, which are orphan diseases of the eye that are caused by mutations in single genes, significantly affect visual function starting at birth and currently lack effective medical treatments. Ophthalmology is attractive to us as a clinical stage company because treatments for diseases affecting vision have clearly defined, objective clinical endpoints with validated measurement tools that are accepted by regulatory authorities.  Other orphan drug companies have spent considerable time and resources working with regulatory authorities to identify acceptable clinical endpoints and develop measurement tools in rare diseases with limited epidemiology data available. In ophthalmology four accepted endpoints—visual acuity, visual fields, contrast sensitivity and color vision—are well understood by clinicians.  In addition, the FDA consistently applies these endpoints and works with industry to provide guidance on how much improvement is required for clinical relevancy. We believe that these endpoints could help accelerate the process of clinical study and regulatory approval for our ophthalmic product candidates.  We have also been encouraged by recent guidance for rare and inherited retinal disease that we believe signals the agency’s willingness to work collaboratively on novel clinical design and novel endpoints that could help advance products to patients more efficiently.

Our lead programs

X-linked Retinoschisis (XLRS)

XLRS is an inherited retinal disease, meaning that children are born with the defective gene that causes poor visual function that significantly affects daily living activities.  XLRS is specifically caused by mutations in the RS1 gene, which is located on the X chromosome and encodes the retinoschisin, or RS1, protein. Retinoschisin is expressed and secreted primarily from photoreceptor cells and binds strongly and specifically to the surface of photoreceptor and bipolar cells in the retina. Mutated forms of retinoschisin are unable to bind properly, resulting in schisis, or splitting of the layers of the retina, primarily in the macula. The disease begins early in childhood, and affected boys typically have best-corrected visual acuity of 20/60 to 20/120 at initial diagnosis. Complications such as vitreous hemorrhage or retinal detachment occur in up to 40% of patients, especially in older patients. According to a published study, the incidence rate for XLRS is between one in 5,000 and one in 20,000 males. Using a conservative incidence rate of 1 in 11,500 and assuming half the population is male, we estimate that there are about 35,000 persons with XLRS in the United States and Europe combined.

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

There is currently no approved treatment for XLRS. Management of disease manifestations includes low vision aids such as large-print textbooks, preferential seating in the front of the classroom and use of handouts with high contrast. Surgery may be required to address complications of vitreous hemorrhage or full-thickness retinal detachment, which occur in up to 40% of patients.

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

Our XLRS product candidate

Our gene therapy approach involves using an AAV vector to insert a functional copy of the RS1 gene into the patient’s retinal cells, thereby inducing those cells to produce the normal retinoschisin protein. Our XLRS product candidate contains the RS1 gene and a promoter that has been shown to work well in primate retinal cells, and is packaged in a proprietary engineered AAV capsid that is able to efficiently enter target cells in the inner layers of the retina after intravitreal injection.   Preclinical studies have demonstrated that our XLRS product candidate has relevant activity in an animal model of the disease.

Clinical development

We are currently conducting a Phase 1/2 clinical trial of our XLRS product candidate at nine clinical sites that specialize in inherited retinal diseases.  The primary endpoint of this clinical trial is safety, and available data thus far have shown that the XLRS product candidate is generally safe and well tolerated.  In addition to safety, this trial will measure biologic activity by assessing changes in visual function, visual acuity and quality of life.

The Phase 1/2 clinical trial protocol, is designed as a dose escalating trial to evaluate our product candidate in XLRS patients at three dose levels.   In April, 2018, we completed targeted enrollment of 27 patients and expect to provide topline six-month data for these patients across both safety and biologic activity endpoints by the end of 2018, with the primary analysis of the full twelve-month active trial data six months later. We are also currently enrolling additional pediatric patients in the high dose group.

We have also completed a natural history study in persons affected by XLRS. The results from 56 participants with XLRS were evaluated on cross sectional and longitudinal measures of visual acuity, visual field sensitivity, microperimetry, cyst volume and ERG. The data suggest that patients with XLRS show a spectrum of visual function, with baseline visual acuity ranging from 0 to 82 ETDRS letters (average = 55.5; approximately 20/80). Measures of visual function were stable over time and weakly correlated to changes in cyst volume or patient age.

Successful completion of the Phase 1/2 clinical trial and the natural history study will guide us, and our collaborator Biogen, in finalizing the design of a potential pivotal clinical trial. In a  pivotal trial, we would expect to enroll between 40 and 75 patients who will be evaluated for changes in visual function, and other parameters identified in the Phase 1/2 trial, over a 12-month period. If successful, we believe the results of this second trial could support submission of a Biologics License Application, or BLA, to the FDA in the United States and a Marketing Authorization Application, or MAA, to the EMA in Europe for our XLRS product candidate.

As a part of our collaboration, Biogen has obtained worldwide commercialization rights for the XLRS program. We will be responsible for the clinical development program through product approval. Biogen will fully reimburse us for the clinical development costs, subject to certain conditions, following the first-in-human study. We have an option to share development costs and profits after the initial clinical trial data are available.

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

ACHM can be caused by mutations in any of at least five genes that are required for normal cone photoreceptor function. The most common causes are mutations in the CNGB3 gene (about half of all cases) or CNGA3 gene (about one-fourth of all cases). These genes encode the CNGB3 and CNGA3 proteins, which combine to form a channel in the photoreceptor membrane that is required for photo-transduction, the process of converting light into electrical signals that the brain can understand.  According to published reports, the incidence rate for ACHM is approximately one in 30,000 people, and we therefore estimate that there are about 10,000 people in the United States and about 17,000 people in Europe with ACHM. Of these, about half, or a total of 13,500 in the United States and Europe combined, have the form of the disease caused by mutations in the CNGB3 gene and approximately 6,800 people have the form of the disease caused by mutations in the CNGA3 gene.

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

Clinical development of our CNGB3-related ACHM product candidate

We are currently enrolling patients in a Phase 1/2 clinical trial at five clinical sites that specialize in inherited retinal diseases. An additional site is performing advanced optical testing on patients.  The primary endpoint of this clinical trial is safety, and while available data thus far have shown that the ACHM CNGB3 product candidate is generally safe and well tolerated, we did experience initial variability in surgical procedures which we have now resolved.  In addition to safety, this trial will measure biologic activity by assessing changes in visual function, visual acuity and quality of life.

The current clinical protocol, is designed as a dose escalating trial to evaluate our product candidate in ACHM patients at three dose levels.

The dosing levels for this trial were modified in November, 2017 to reflect additional preclinical data indicating the potential for efficacy at lower doses and thus increasing safety margins.  As of September 6, 2018, we have completed enrollment of 6 patients across these two groups and two patients in a higher dose group.

We have also completed enrollment in a natural history study in persons affected by ACHM caused by CNGB3 mutations and results from the study will be presented in appropriate scientific meetings and publications.

Successful completion of the Phase 1/2 clinical study and the natural history study will guide us in finalizing the design of a potential pivotal clinical trial.  In a pivotal trial, we expect that between 40 and 75 patients will be enrolled and evaluated for changes in visual function over a 12-month period following treatment. If successful, we believe the results of this pivotal trial could support our submission of a BLA to the FDA and of an MAA to the EMA for our ACHM-B3 product candidate.

Clinical development of our CNGA3-related ACHM product candidate

We are currently enrolling patients in a Phase 1/2 clinical trial at five clinical sites that specialize in inherited retinal diseases. An additional site is performing advanced optical testing on patients.  The primary endpoint of this clinical trial is safety, and available data thus far have shown that the ACHM CNGA3 product candidate is generally safe and well tolerated.  In addition to safety, this trial will measure biologic activity by assessing changes in visual function, visual acuity and quality of life.

The current clinical protocol, is designed as a dose escalating trial to evaluate our product candidate in ACHM patients at three dose levels.   As of September 6, 2018, we have dosed two patients in the low dose group of this trial.

Additionally, we have nearly completed enrollment in a natural history study in persons affected by ACHM caused by CNGA3 mutations and results from the study will be presented in appropriate scientific meetings and publications.

Successful completion of the Phase 1/2 clinical study and the natural history study will guide us in finalizing the design of a potential pivotal clinical trial.  In a pivotal trial, we expect that between 40 and 75 patients will be enrolled and evaluated for changes in visual function over a 12-month period following treatment. If successful, we believe the results of this pivotal trial could support our submission of a BLA to the FDA and of an MAA to the EMA for our ACHM-A3 product candidate.

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

Our XLRP product candidates

Our gene therapy approach to treatment of XLRP involves using an AAV vector to insert a functional copy of the RPGR gene into the patient’s photoreceptor cells. Our XLRP product candidate contains an optimized and stabilized RPGR gene and a promoter that has been shown in preclinical studies to drive efficient gene expression in primate rods, cones and restores photoreceptor function in dog and mouse models of XLRP.

Clinical development

We are currently enrolling patients in a Phase 1/2 clinical trial at four clinical sites that specialize in inherited retinal diseases. The primary endpoint of this clinical trial is safety, and available data thus far have shown that the XLRP product candidate is generally safe and well tolerated.  In addition to safety, this trial will measure biologic activity by assessing changes in visual function, visual acuity and quality of life.

The current clinical protocol, is designed as a dose escalating trial to evaluate our product candidate in XLRP patients at three dose levels.  As of September 6, 2018, we have dosed 5 patients across two dose groups.

We are also conducting a natural history study in patients with XLRP caused by RPGR mutations. This study documents the progression of the disease in the absence of treatment and is providing important information about the best methods for measuring visual function and other parameters in these patients, which will guide us in the design and evaluation of subsequent clinical trials in which our product candidate will be tested for safety and efficacy.

Successful completion of the Phase 1/2 clinical study and the natural history study will guide us, and our collaborator Biogen, in finalizing the design of a potential pivotal clinical trial.  In a pivotal trial, we expect that between 80 and 120 patients will be enrolled and evaluated for changes in visual function over a 24-month period following treatment. If successful, we believe the results of this pivotal trial could support our submission of a BLA to the FDA and of an MAA to the EMA for our XLRP product candidate.

As a part of our collaboration, Biogen obtained worldwide commercialization rights for our XLRP program.  We will lead the clinical development program through the completion of first-in-human trials. Biogen will fully reimburse us for the clinical development costs, subject to certain conditions, following the IND-enabling studies.  We have an option to share development costs and profits after the initial clinical trial data are available, and an option to co-promote the second of two product candidates (XLRS and XLRP) to be approved in the United States.  As of September 6, 2018, we have earned a total of $12.5M in clinical milestones related to the dosing of patients in this trial.

Ongoing Research in Support for our Current and Future Clinical Programs

In support of our clinical programs described above, we continue to conduct research to fully understand the underlying technology.  Additionally, we have multiple new programs that are in early safety and preclinical proof of concept of stages that are described below.

XLRP product candidate differentiation

Three AAV gene therapy vectors are currently in Phase I/II clinical development for treatment of patients with XLRP. To compare the relative attributes of these vectors, a study was conducted which compared the photoreceptor transduction efficiency of subretinally delivered AAV2tYF, the AAV capsid used in AGTC product candidates, AAV5 and AAV8 capsids in a head-to-head non-human primate (NHP) experiment. Non-human primates were injected with each of the vectors and were followed for 13 weeks. Safety parameters included ocular exams, clinical observations, clinical pathology, and anatomic histopathology. A direct comparison between AAV2tYF (n=12), AAV5 (n=4) and AAV8 (n=8) revealed that AAV2tYF was comparable to or superior to both AAV5 or AAV8 in transduction of photoreceptors in NHPs when delivered subretinally, while demonstrating a similar, moderate inflammatory response. Therefore, AAV2tYF represents, an attractive therapeutic choice for human XLRP gene therapy.

Understanding the ocular inflammatory response to AAV administration

Both intravitreal, and to a lesser extent, subretinal administration elicits an inflammatory response to AAV.  The ocular inflammation is most strongly correlated to total vector dose, and appears to occur in two phases: immediate, surgery/injection related (more explicit with sub-retinal injections) and delayed; in response to vector (processing of capsid and/or transgene expression).  Much work has been done to understand similar findings in the liver following AAV administration, but in the eye it remains unclear what specific property of the vector preparation drives inflammation. To this end, through a series of detailed, well-controlled studies in non-human primates, we performed a systematic evaluation of the potential contributory factors involved, and have been able to eliminate the following as key drivers of inflammation: production methodology (transfection versus HSV), characteristics of the AAV product (full to empty capsid ratio, transgene and process residuals) and capsid serotype (AAV2 versus AAV8) or novel engineered variant (AAV2tYF). To date, none of the studies indicate that we should make changes in our product candidates, but we continue to work in non-human primates to understand ocular inflammation.

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

The candidate treatment being developed by AGTC and Bionic Sight is a recombinant AAV that expresses an optogenetic protein, ChronosFP, in the retinal ganglion cells. Light then activates the ChronosFP to send electrical signals from the retinal ganglion cells to the brain. Bionic Sight is developing a device with a retinal code that can provide light signals to the retinal ganglion cells that will result in an image the brain can recognize and may significantly enhance vision in patients who have received the optogenetic treatment.  Our collaborator, Bionic Sight, plans to file an IND for this product candidate for the treatment of RP in the first half  of calendar 2019.

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

Otology

We previously announced a broad initiative in the area of otology in which we will use our capabilities to develop potential gene therapy product candidates that can address genetic causes of hearing loss. Hearing loss is one of the most common human sensory deficits and it is estimated that nearly half of the cases have a genetic origin. Of the inherited forms of hearing loss, more than 300 genetic causes have been defined with the specific gene identified for more than 70.  Despite the impairment that can be caused by deafness, very little progress has been made in developing therapies that go beyond the temporary and partial solutions provided by hearing aids and cochlear implants. In multiple academic research studies, replacement of defective genes in animal models with normal copies has been shown to improve sound propagation in the auditory hair cells, making this a potentially promising application of AAV gene therapy. Additionally, the inner ear shares many of the characteristics that make ophthalmology attractive: it is anatomically well defined and is a small, well contained space where the target cells to be treated are easily identified.  Also, the clinical outcome measures for treatments for hearing loss are well defined. Developing product candidates for conditions having these characteristics is a natural complement to our ophthalmology portfolio strategy as we apply our core capabilities and expertise to a new disease field. As part of our efforts in otology, we formed a scientific advisory board and have conducted a detailed evaluation of the development and commercial landscape.  From these efforts, we have selected targets that are technically feasible and commercially viable.  To augment this exercise, we have been actively screening novel capsid variants in mouse and guinea-pig for their ability to transduce the key cell types of the cochlear – inner and outer hair cells, supporting cells and spiral ganglion neurons.  Below are representative examples of immunohistochemical analyses, using GFP as the reporter transgene, from the mouse cochlear, demonstrating cell profiles of interest.

OHC = outer hair cell; IHC = inner hair cell

To supplement these mouse and guinea-pig studies, we have recently demonstrated that AAV vectors can safely be administered to non-human primates without adversely affecting auditory brainstem responses, and transduce the cell types of interest in the cochlea.

In addition to the capsid identification studies, we intend to control the specificity of transgene expression by designing and testing novel synthetic promoters for the cochlear cell types of interest highlighted above. Such promoters, when placed upstream of the transgene of interest, will ensure that the gene replacement occurs in the correct cell, and limit the likelihood of inappropriate gene expression leading to adverse consequences from a safety perspective.

Strategic collaborations with Biogen and Bionic Sight

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

•

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

Since inception of the collaboration agreement, we have earned or received milestone payments from Biogen totaling $17.5 million consisting of:

•	a $5.0 million milestone payment for enrollment of the first patient in our XLRS Phase 1/2 trial;
•	a $2.5 million milestone payment for dosing the first patient in our XLRP Phase 1/2 trial; and
•	a $10 million milestone payment for dosing the forth patient in our XLRP Phase 1/2 trial.

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

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5 percent equity interest in Bionic Sight. In addition to the initial investment, AGTC will contribute to ongoing research and development costs through additional payments or other in-kind contributions.   These payments and contributions will be made over time, up to the date that Bionic Sight has received both investigational new drug clearance from the FDA and receipt of written approval from an institutional review board to conduct clinical trials from at least one clinical site for that product candidate.

AGTC will receive additional equity, based on the valuation in place at the beginning of the agreement, for these cash and in-kind research and development contributions and will be obligated to purchase additional equity in Bionic Sight for $4.0 million, upon the filing of an IND for the product candidate at a pre-determined valuation. Our collaborator, Bionic Sight, plans to file an IND for this product candidate for the treatment of RP in the first quarter of calendar 2019.

We will continue to seek to partner with other gene therapy companies and academic institutions to leverage our expertise in vector design, research, manufacturing and the regulatory process. The goal of these collaborations would be to forge strategic partnerships around technologies and programs that would fit with our current and future development pipeline. In general, we would seek new intellectual property, development programs in rare diseases, pipeline products where the regulatory pathway is understood, partners with strong scientific, clinical and management expertise, and programs that have synergy with our current knowledge base and product pipeline that would add to our industry leadership. We would also be looking at programs where the disease being treated has a large enough patient population that there would be adequate financial returns for the investment of resources.

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

In May 2013, we and UF were jointly awarded an $8.3 million grant from the National Eye Institute to support development of our ACHM CNGB3 product candidate, with Dr. William Hauswirth, one of our scientific founders a Professor and holder of the Rybaczki-Bullard Chair in the Department of Ophthalmology at UF, as principal investigator. As a sub-awardee, we expect to receive approximately $3.8 million over five years under this grant.  As of June 30, 2018, we have received payments in the aggregate amount of $2.8 million under this grant.

Our relationships with patient advocacy groups and academic centers

We have long believed that when developing product candidates to treat orphan indications it is important to form strong relationships with patient advocacy groups, and we have done this successfully with both the Foundation Fighting Blindness, or FFB, and the Alpha-1 Foundation. Both organizations are well known for their advocacy of patients’ interests in obtaining diagnosis, developing treatments and providing for reimbursement. Both actively support research into treatment, and we have been awarded three research grants totaling $1.6 million from the FFB and one grant of $0.3 million from the Alpha-1 Foundation. More importantly, both organizations have been instrumental in assisting us in forming ties with disease experts, recruiting patients into clinical trials and helping us to understand the needs, wants and concerns of patients. We also have relationships with other advocacy organizations such as Achroma Corp, the BCM Family Foundation, MOMS For Sight, Curing Retinal Blindness Foundation, Sofia Sees Hope, National Organization for Rare Disorders, ALD Connect, The Alpha-one Project and Global Genes.

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

Intellectual property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties and seeking patent term extensions where available. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy that may be important for the development of our business. In addition to IP and trade secrets, we also will rely on regulatory protection afforded through orphan drug designations, data exclusivity and market exclusivity for our product candidates, when possible.

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial product candidates and methods of manufacturing the same.

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development, commercialization and manufacture of gene therapy product candidates. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes and promoters, methods of transferring genetic material into cells, processes to manufacture our AAV-based product candidates and other proprietary technologies and processes related to our lead product candidates.

As of August 15, 2018, our patent portfolio included approximately 70 patents and patent applications that we own and approximately 48 patents and patent applications that we have licensed. More specifically, we own nine U.S. patents, seven pending U.S. applications, 32 foreign patents and 22 foreign patent applications. We have licensed six U.S. patents, two pending U.S. applications, 35 foreign patents and two pending foreign patent applications. Of the patents and patent applications that we own or license, 79 cover methods to manufacture AAV vectors, the longest lived and most significant of which is expected to expire in 2029. In October 2017, we were awarded US Patent Number 9,783,826 directed to methods of producing recombinant AAV viral particles using suspension BHK cells.  This patent extends the protection on our AAV manufacturing platform from 2025 to 2029. Two of the patents and 18 of the patent applications that we own are directed to small cone promoters and uses thereof. A patent issuing from this group could have an expiration date in 2034.

Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our gene therapy product candidates and AAV manufacturing process. Our owned and licensed patent portfolio includes patents and patent applications directed to our XLRS, ACHM, and XLRP programs, as well as our foundational AAV production platform. See also “License agreements”.

In addition to the above, we have established expertise and development capabilities focused in the areas of preclinical research and development, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will help us develop product candidates based on our proprietary intellectual property and to expand our intellectual property portfolio.

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

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent per approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple product candidates, it can only be extended based on one product candidate. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

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

Under the terms of this license, we made cash and stock-based up-front payments to UFRF and JHU and are required to make payments ranging from the mid-five figures to the low-six figures based upon development, regulatory and commercial milestones for any product candidates covered by the in-licensed intellectual property. Assuming that we meet each of the specified development, regulatory and commercial milestones not more than once for each product candidate, which we expect will be the case, the maximum aggregate milestone payments payable under this license with respect to any individual product candidate that we commercialize will be $0.5 million. We will also be required to pay a royalty on net sales of product candidates covered by the in-licensed intellectual property in the low-single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income in the low-double digits. We are required to make annual maintenance payments in the low four figures under this license, which payments are creditable against royalty payments on a year-by-year basis.

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

Under the terms of these licenses, we made cash up-front payments to UFRF and are required to make payments ranging from the mid-five figures to the low-six figures based upon development, regulatory and commercial milestones for any product candidates covered by the in-licensed intellectual property. Assuming that we meet each of the specified development, regulatory and commercial milestones not more than once for each product candidate, which we expect will be the case, the maximum aggregate milestone payments payable under these licenses with respect to any individual product that we commercialize will be $0.6 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low-single digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of such license income in the mid-single digits. We are required to make annual maintenance payments in the mid four figures under these licenses, which payments are creditable against royalty payments on a year-by-year basis.

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

Currently there are no approved products for any of our lead orphan ophthalmology indications of XLRS, ACHM and XLRP, although at least one company is developing a candidate gene therapy treatment intended to treat each indication. We believe the key competitive factors that will affect the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience of administration and delivery, price, the level of generic competition, market exclusivity and the availability of reimbursement from government and other third-party payors.

Government regulation

Biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Before clinical testing of biological products may begin, we must submit an IND which must go into effect, and each clinical trial protocol for a gene therapy product candidate is reviewed by the FDA and, in some instances, the NIH, through its Recombinant DNA Advisory Committee, or RAC. FDA approval of a BLA also must be obtained before marketing of biological products in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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

Ethical, social and legal concerns about gene therapy, genetic testing and genetic research have led to the enactment of legislation such as the Genetic Information Nondiscrimination Act of 2008 and could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our product candidates are unsafe or pose a hazard could prevent us from commercializing any product candidates. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

Recent developments in regulation of gene therapy

In August 2017, Kymriah (tisagenlecleucel) became the first gene therapy product approved by the FDA. It was followed by two additional gene therapy approvals, the most recent being Luxturna (voretigene neparvovec-rzyl) in December 2017.  The Luxturna approval is of relevance to AGTC because it is a subretinally administered AAV vector that treats patients with a rare form of inherited vision loss. It is also the first FDA approved gene therapy that targets a disease caused by mutations in a specific gene.

FDA’s acknowledged recognition of the promise of gene therapy and their expectation that the field will continue to expand has led them to take additional steps this past year to support the advancement of gene therapy products. In July 2018 they issued a suite of draft guidance documents that provide insight into their expectations for product development including manufacturing, clinical trial design and development in rare diseases. AGTC’s review of the draft guidelines found we are aligned with the Agency’s approach to product development and we see opportunities to advance our programs as anticipated following the collection of appropriate safety and efficacy data.

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

United States biological products development process

The process required by the FDA before a biological product candidate may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to applicable good laboratory practices, or GLP, requirements and applicable requirements for the humane use of laboratory animals or other applicable regulations;

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

•	validation of the biological product candidate manufacturing and control processes;
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

Before testing any biological product candidate, including a gene therapy product candidate, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including applicable GLP requirements.

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

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, although IND sponsors generally wait until the FDA affirmatively provides notice that the agency has no issues with the IND.  If the FDA places the clinical trial on a clinical hold within that 30-day time period, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, and the trial oversight bodies and the OSP decide that full public review of the protocol is warranted, initiation of the protocol will be delayed until after completion of the RAC review process. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an

IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be required as a condition of approval or may be recommended after initial marketing approval if required. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.  Depending on the type of product and mechanism of action, the FDA may recommend that sponsors observe subjects for potential gene therapy-related delayed adverse events as part of a long-term follow up that includes annual examinations and/or annual queries, either in person or by questionnaire, of trial subjects.

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

Human gene therapy products are a new category of therapeutics. Although the FDA recently approved three gene therapy products in the United States, gene therapy remains a relatively new and expanding area of novel therapeutic interventions. Consequently, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene transfer trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials. Over the last several years the FDA has issued helpful guidance on development of gene therapy products and has recently shown an increased willingness to work closely with developers, especially with those working in orphan disease areas.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule for fiscal year 2019, which becomes effective October 1, 2018, the user fee for an application requiring clinical data, such as a BLA, is $2,588,478.  PDUFA also imposes an annual prescription drug program fee ($309,915) for certain approved products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

Following the establishment of the breakthrough therapy designation, FDA established the regenerative medicine advanced therapy (RMAT) designation in conjunction with the 2016 21st Century Cures Act. Like the breakthrough designation, the RMAT designation requires preliminary clinical evidence indicating that the therapy has the potential to address unmet medical needs. However, the RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over the available therapies, which the breakthrough therapy designation does.

Fast Track designation, priority review, accelerated approval, breakthrough therapy designation and RMAT designation do not change the standards for approval but may expedite the development or approval process.

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

We also must comply with the FDA’s advertising and promotion requirements, such as the prohibition of preapproval promotion, requirements related to direct-to-consumer advertising, the prohibition on promoting products for uses or in-patient populations that are not described in the product’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. On June 23, 2016 the Price Relief, Innovation, and Competition for Essential Drugs (PRICED) Act was introduced, which would reduce exclusivity for biological drugs from twelve to seven years.   The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

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

Research and Development

Our research and development expenses were $32.2 million, $26.2 million and $39.4 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Employees

As of June 30, 2018, we had 78 full-time employees, 48 of whom have Ph.D., M.D. or other post-graduate degrees. Of these full-time employees, 55 are engaged in research and development activities and 23 are engaged in finance, human resources, facilities and general management.

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

Corporate information

We were incorporated in Florida in January 1999 and reincorporated in Delaware in October 2003. On April 1, 2014, we completed our initial public offering of our common stock, which is traded on the Nasdaq Global Market under the symbol “AGTC.” Our principal executive offices are located at 14193 NW 119th Terrace, Suite 10, Alachua, Florida 32615, and our telephone number is (386) 462-2204. Our corporate website address is www.agtc.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on or accessible through our website is not a part of this annual report.

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

Implications of being an emerging growth company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

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

We may take advantage of these exemptions for up to five years from the date of our initial public offering of common stock or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some, but not all, of the available exemptions.

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

We are a clinical-stage biotechnology company, and we have not yet generated revenues from product sales. With the exception of the fiscal year ended June 30, 2017, in which we reported net income of $0.4 million due in part to the amortization associated with our collaboration agreement with Biogen, we have incurred losses from operations in each year since our inception in 1999. We reported net losses of $21.3 million and $1.4 million for each of the fiscal years ended June 30, 2018 and 2016, respectively.  As of our most recent fiscal year ended June 30, 2018, we had an accumulated deficit of $110.9 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our product candidates;
•	expand the scope of our current clinical trials for our product candidates;
•	initiate additional preclinical studies, clinical trials or other studies for our product candidates;
•	further develop our gene therapy platform, including the process for design, delivery and manufacturing of our vectors for our product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under any in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or encounter issues with any of the above.

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

Other than our product candidates for the treatment of XLRS, XLRP, ACHM CNGB3 and ACHM CNGA3, all of our lead programs in orphan ophthalmology and otology are currently in preclinical development. Developing gene therapy products is expensive, and we expect our research and development expenses to increase substantially as we advance our current product candidates in clinical trials and as we undertake preclinical studies of new product candidates.

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2018, and 2017, our cash and cash equivalents and investments amounted to $104.9 million and $138.4 million, respectively. Our research and development expenses were $32.2 million, $26.2 million and $39.4 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. We believe that our existing cash and cash equivalents at June 30, 2018 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price. Furthermore, any regulatory approval to market a product candidate may be subject to limitations on the indicated uses for which we may market the product candidate. These limitations may limit the size of the market for the product candidate.

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

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. To date, three gene therapy products have been approved in the United States and two such products have been approved in Europe.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or the NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review of the drug. Also, before a clinical trial can begin at an NIH-funded institution, that institution’s Institutional Review Board, or IRB, and its Institutional Biosafety Committee, or IBC, have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

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
•

delays in the manufacture, testing, release, import or export for the use of sufficient quantities of our product candidates for the use in clinical trials by our vendors, such as the vendor testing errors previously experienced in our ongoing clinical trials; failure by us or our vendors to manufacture our product candidate in accordance with the FDA’s good manufacturing practice, or GMP, requirements or applicable regulatory guidelines in other countries;

•	delays by us or our contract vendors in the testing, validation and delivery of our product candidates to the clinical trial sites;
•	delays in having patients’ complete participation in a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or clinical trial sites or patients dropping out of a trial;
•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the costs of clinical trials of our product candidates may be greater than we anticipate; or
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

Known adverse side effects that could occur with treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early time points after administration. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of T-cell response due to immune response against the vector capsid proteins. If our vectors demonstrate a similar effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. In addition, theoretical adverse side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, also known as cancer, which could potentially enhance the risk of malignant transformation. Potential procedure-related adverse events, including inflammation, can also occur and have, in fact, been observed in our XLRS, XLRP and ACHM CNGB3 trials. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial. If we elect or are required to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals diagnosed annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the

European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product. Our product candidates for the treatment of XLRS, ACHM (in the form caused by mutations in the CNGB3 and CNGA3 genes) and  XLRP (in the form caused by mutations in the RPGR gene) have been granted orphan medicinal product designation by the FDA and the European Commission. We may request orphan drug designation for our other product candidates in the future but there can be no assurances that the FDA will grant any of our product candidates such designation. Additionally, the designation by the FDA of any of our product candidates as an orphan drug does not guarantee that the FDA will accelerate regulatory review of or ultimately approve that product candidate.

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

Even if we obtain regulatory approval in a jurisdiction for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events and this follow-up may extend for many years. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

We and our contract manufacturers are subject to significant regulatory oversight with respect to manufacturing our products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and may have limited capacity.

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

We have a collaboration with Biogen to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS and XLRP.  The collaboration agreement also provides for discovery programs targeting three indications (including our adrenoleukodystrophy (ALD) program) whereby we will conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate.   In addition, under our manufacturing agreement with Biogen, we granted Biogen an exclusive license to use our proprietary technology platform outside of the collaboration to make AAV vectors for up to three available genes and three additional genes that we may approve in our discretion.  An unsuccessful outcome in pending and future clinical trials for which Biogen is responsible could be harmful to the public perception and prospects of our gene therapy platform.

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

Gene therapy remains a novel technology, with only three gene therapy products approved to date in the United States and only two gene therapy products approved to date in Europe. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, trials using early versions of lentiviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize lentiviral vectors, our product candidates use a viral delivery system. Adverse events in our clinical trials or the clinical trials of other gene therapy companies, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and subjects additional drugs to lower pricing under the 340B drug pricing program by adding new entities to the program.

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

Some of the provisions of the ACA have been subject to judicial and Congressional challenges, and we expect there to be further challenges in the future. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, President Trump and the Republican majorities in both houses of the U.S. Congress have been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact our business.  The implications of these actions for our and our partners’ business and financial condition, if any, are not yet clear.

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

Risks related to our business operations

We previously identified a material weakness in our internal control over financial reporting, which has now been remediated. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results timely and accurately, which could adversely affect investor confidence in the Company, and in turn, our results of operations and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and operate successfully as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of those controls, effective for the fiscal year 2019.

As disclosed in our Form 10-K for the fiscal year ended June 30, 2017, we previously identified a material weakness in our internal controls over financial reporting relating to the design and operation of our closing and financial reporting processes. We completed our remediation efforts related to the material weakness by, among other things, hiring additional employees to provide further support to our finance and accounting team; restructuring our finance team to better align the functional areas to the overall strategy of the company, while at the same time providing more focus for the accounting team in maintaining proper control over the financial reporting process commensurate to support standalone external financial reporting under public company or SEC requirements; providing functional and system training to employees and preparing detailed documentation to clearly define key tasks and actions, as well as the positions responsible for those tasks and actions; engaging a consulting firm to assist in documenting and formalizing our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; designing and implementing monthly manual controls to manage our financial reporting close processes and to help ensure an adequate level of segregation of duties within our finance and accounting function; developing and implementing policies and procedures related to security access, including security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels; and performing testing related to the functioning of these controls, and continuing to monitor these controls and make enhancements as needed.

Although we have remediated this material weakness in our internal controls over financial reporting, any failure to maintain effective internal controls could cause a delay in compliance with our reporting obligations, SEC rules and regulations or Section 404 of the Sarbanes-Oxley Act of 2002, which could subject us to a variety of administrative sanctions, including, but not limited to, SEC enforcement action, ineligibility for short form registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which could adversely affect our business and the trading price of our common stock

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

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

In order to induce valuable employees to remain at AGTC, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies.

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

•	the ACA and its implementing regulations, which may impact, among other things, reimbursement rates by federal health care programs and commercial insurers;
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
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

In addition, any sale of our products or product candidates, if commercialized outside of the United States, may also subject us to foreign laws governing prescription drug marketing and fraud and abuse, including laws similar to the U.S. healthcare laws mentioned above. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirements of the federal Anti-Kickback Statute and the criminal statute governing healthcare fraud. A person or entity can now be found guilty of violating the Anti-Kickback Statute and the federal criminal healthcare fraud statute without actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

Cyber-attacks or other breaches of network or other information technology security could have an adverse effect on our business.

Cyber-attacks or other breaches of network or information technology security may cause equipment failures or disruptions to our operations. While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventative actions we take to prevent or detect the risk of cyber incidents and protect our information technology and networks may be insufficient to prevent or detect a major cyber-attack in the future. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the us, our patients or our intellectual property, or if we fail to protect the privacy of patient and employee confidential data against breaches of network or information technology security, it would result in damage to our reputation, which could adversely impact the confidence of our partners, investors and employees. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Competitors may infringe our patents or other intellectual property or the patents or other intellectual property of our licensors. In response, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us, alleging that we infringe their patents.  Additionally, if the party against whom we bring a claim of infringement has a relationship with one or more of our collaborators, licensors or other strategic counterparties, our relationship with that counterparty may be harmed. Similarly, because our intellectual property is potentially useful for the treatment of serious diseases, any third-party infringers may be viewed sympathetically by the public and our assertion of an infringement claim against them may hurt our reputation. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensors is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

Risks related to ownership of our common stock

The market price for our common stock has been, and is likely to continue to  be volatile, which could contribute to the loss of your investment.

Fluctuations in the price of our common stock could contribute to the loss of all or part of your investment.  Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2014 and through August 20, 2018, the price of our common stock on the Nasdaq Global Market has ranged from $3.25 to $34.37. Any of the factors listed below could have a material adverse effect on your investment in our common stock. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act t, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.  Based on the  market value of our common stock at December 31, 2017 and the number of shares of our common stock held by non- affiliates, we expect to continue to be an emerging growth company until June 30, 2019. Even after we no longer qualify as an emerging growth company, we may continue to qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements.  However, we do expect to be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for the fiscal year ending June 30, 2019 because we are an “accelerated filer” as defined in Rule 12b-2 of the Exchange Act.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, potential acquisitions, in-licenses, or collaborations and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Market Information

Our common stock has been listed on The NASDAQ Global Market under the symbol “AGTC” since March 27, 2014. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by The NASDAQ Global Market:

	2018		2017
	High	Low	High	Low
First fiscal quarter	$5.30	$3.50	$17.00	$8.50
Second fiscal quarter	$4.25	$3.25	$10.85	$6.35
Third fiscal quarter	$5.51	$3.55	$10.15	$6.08
Fourth fiscal quarter	$5.75	$3.60	$7.05	$4.70

As of August 31, 2018, a total of 18,129,148 shares of our common stock were outstanding and we had 35 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the fourth quarter of fiscal 2018

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1, 2018 through April 30, 2018	685	$4.00	—	$—
May 1, 2018 through May 31, 2018	4,110	$5.49	—	$—
June 1, 2018 through June 31, 2018	606	$4.55	—	$—
Total	5,401	$5.20	—

•	These columns reflect the surrender to the Company of an aggregate of 5,401 shares of common stock to
•	satisfy tax withholding obligations in the connection with the vesting of restricted stock issued to an employee
•	during the fourth quarter of fiscal 2018.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K and with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our selected statement of operations data for the fiscal years ended June 30, 2018, 2017, and 2016 and our selected balance sheet data as of June 30, 2018 and 2017 are derived from our audited financial statements included elsewhere in this report. The selected statements of operations data for the fiscal years ended June 30, 2015 and 2014 and the balance sheet data as of June 30, 2016, 2015 and 2014 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The selected financial data in this section are not intended to replace our financial statements and the related notes.

Selected Financial Data

	Year Ended June 30,
	2018	2017	2016	2015	2014
	(in thousands except per share data)
Statement of Operations Data:
Revenue:
Collaboration Revenue	$24,057	$39,282	$46,751	$-	$-
Grant revenue	129	191	610	1,682	917
Sponsored research and other revenue	-	-	-	672	212
Total revenue	24,186	39,473	47,361	2,354	1,129
Operating expenses:
Research and development	32,181	26,217	39,376	18,118	8,503
General and administrative	14,389	11,354	10,074	8,768	5,182
Total operating expenses	46,570	37,571	49,450	26,886	13,685
Income (loss) from operations	(22,384)	1,902	(2,089)	(24,532)	(12,556)
Other income (expense):
Investment income, net	1,301	952	711	216	42
Fair value adjustments to warrant liabilities	-	-	-	-	(441)
Fair value adjustments to Series B purchase rights	-	-	-	-	(2,904)
Other	(125)	(47)	(3)	(2)	(49)
Total other income (expense), net	1,176	905	708	214	(3,352)

Income (loss) before provision for income taxes	(21,208)	2,807	(1,381)	(24,318)	(15,908)
Provision for income taxes	72	2,400	-	-	-
Income (loss) before equity in net losses of affiliate	(21,280)	407	(1,381)	(24,318)	(15,908)
Equity in net losses of affiliate	(20)	-	-	-	-
Net income (loss)	$(21,300)	$407	$(1,381)	$(24,318)	$(15,908)
Net income (loss) per share, basic (1)	$(1.18)	$0.02	$(0.08)	$(1.50)	$(4.46)
Net income (loss) per share, diluted (1)	$(1.18)	$0.02	$(0.08)	$(1.50)	$(4.46)
Weighted-average shares outstanding, basic	18,105	18,072	17,810	16,253	3,568
Weighted-average shares outstanding, diluted	18,105	18,385	17,810	16,253	3,568

	June 30,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$31,065	$30,706	$28,868	$39,187	$8,623
Short and long-term investments	$73,840	$107,743	$143,847	$46,083	$64,450
Total assets	$118,531	$147,923	$180,797	$90,174	$77,407
Current liabilities	$14,395	$28,156	$54,743	$4,642	$2,534
Total stockholders’ equity	$99,182	$115,329	$109,288	$85,532	$74,873

(1)	See Note 2 of the notes to the financial statements appearing elsewhere in this annual report on Form 10-K for a description of the method used to calculate basic and diluted net loss per share.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases.  Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinoschisis (XLRS), X-linked retinitis pigmentosa (XLRP), and achromatopsia (ACHM) and a preclinical program in optogenetics.  In addition to ophthalmology, we have initiated preclinical programs in adrenoleukodystrophy (ALD) and otology.  With a number of important clinical milestones on the horizon, we believe we are well positioned to advance multiple programs towards pivotal studies. In addition to our product pipeline, we have also developed broad technological capabilities through our collaborations with Synpromics Limited (Synpromics), and the University of Florida, which provide us with expertise in vector design and manufacturing as well as synthetic promoter development and optimization. Finally, our partnership with Biogen, which includes our clinical XLRS and XLRP programs, a discovery program in ALD and two ophthalmology programs, validates our approach and technology, and provides us with a significant cash runway to advance our wholly-owned candidates.

Since our inception in 1999, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology and alpha-1 antitrypsin deficiency, or AAT deficiency, an inherited orphan lung disease, including activities to manufacture product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily through the private placement of preferred stock, common stock, convertible notes and warrants to purchase preferred stock, through public offerings of common stock , and through upfront and milestone payments from our partners.  We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the United States Food and Drug Administration, or FDA, and by patient advocacy groups such as The Foundation Fighting Blindness, or FFB, and the Alpha-1 Foundation.

We have incurred losses from operations in each other year since inception except for fiscal 2017. Our net loss for the fiscal year ended June 30, 2018 was $21.3 million, compared to net income of $0.4 million and net losses of $1.4 million for each of the fiscal years ended June 30, 2017 and 2016, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.  We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

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

As of June 30, 2018, we had cash and cash equivalents and investments totaling $104.9 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments at June 30, 2018, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years.  In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

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

Under the collaboration agreement, we received a non-refundable upfront payment of $94.0 million in August 2015.  As a result of the upfront payment made by Biogen, we became liable to our various research partner institutions for sub-license payments, which led us to record an expense of $10.6 million. We paid these costs in full during the fiscal year ended June 30, 2016.

During 2018, 2017 and 2016, we recognized revenue of approximately $24.1 million, $39.3 million and $46.8 million, respectively from our collaboration with Biogen.  We are also eligible to receive payments of up to $467.5 million based on the successful achievement of future milestones under the two lead programs and up to $592.5 million based on the exercise of the option for and the successful achievement of future milestones under the three discovery programs.  Biogen will pay revenue-based royalties for each licensed product at tiered rates ranging from high single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and at rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products.  Due to the uncertainty surrounding the achievement of the future milestones, such payments were not considered fixed or determinable at the inception of the collaboration agreement and accordingly, will not be recognized as revenue unless and until they become earned.  We achieved the first milestone under the XLRS program in August 2015 for enrollment of the first patient in our Phase 1/2 trial, which triggered a milestone payment from Biogen of $5.0 million and the recording of milestone revenue and sublicense expense of $1.4 million. We achieved the first milestone under the XLRP program in April 2018 for dosing of the first patient in our Phase 1/2 trial, which triggered a milestone payment from Biogen of $2.5 million and the recording of milestone revenue and sublicense expense of $0.6 million.  In July 2018, we earned the second milestone under the XLRP program for enrolling the fourth patient in our Phase 1/2 trial, which will trigger a milestone payment from Biogen of $10.0 million and the recording of milestone revenue and sublicense expense of $2.3 million. We are not able to reasonably predict if and when any of the remaining milestones will be achieved.

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

Bionic Sight, LLC

In February 2017, we entered into a collaboration agreement with Bionic Sight to develop a gene therapy treatment to be used with Bionic Sight’s innovative neuroprosthetic device and algorithm for retinal coding.  Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5 percent equity interest in Bionic Sight. In addition to the initial investment, we will contribute to ongoing research and development support costs through additional payments or other in-kind contributions.  These payments and contributions will be made over time, up to the date that Bionic Sight has received both investigational new drug clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product candidate (the “IND Trigger”.)  If the IND Trigger is attained, we will receive additional equity, based on the valuation in place at the beginning of the agreement, for its cash and research and development contributions and will be obligated to purchase additional equity in Bionic Sight for $4.0 million upon the filing of the IND for the product candidate at a pre-determined valuation. Our collaborator, Bionic Sight, plans to file an IND for this product candidate in the first half of calendar 2019.

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

We will adopt ASC 606, Revenue from Contracts with Customers (“Topic 606”) as of July 1, 2018, the first day of our fiscal year 2019.  The adoption of Topic 606 may impact the timing and pattern of revenue recognition; however, the quantification of such impact is ongoing. Upon adoption and in accordance with the disclosure requirements under Topic 606, we will report revenue amounts under Topic 606 but will continue to disclose the amount of revenue that would have been recognized under ASC 605, Revenue Recognition, during our fiscal year 2019.   See Note 2 of the notes to the financial statements appearing elsewhere in this annual report on Form 10-K for additional commentary on the adoption of Topic 606.

We expect in fiscal year 2019 that revenues from our Biogen collaboration associated with amortization of non-refundable upfront fees will decrease under ASC 605 approximately $12.0 million compared to fiscal year 2018.  This decrease is primarily due to the forecasted completion of the XLRS service period during fiscal year 2019, reaching the end of the XLRP service period in the first quarter of fiscal year 2018, and to a lesser extent, due to changes in estimates associated with the period of performance under the preclinical programs. We expect in fiscal year 2019 that milestone revenues recognized under the Biogen collaboration will increase under ASC 605 approximately $7.5 million compared to fiscal year 2018.  In April 2018, the first patient was dosed in the XLRP Phase 1/2 clinical trial and we earned a $2.5 million milestone payment. In July 2018 the fourth patient was dosed in the XLRP Phase 1/2 clinical trial and we earned a $10.0 million milestone payment.  We expect in fiscal year 2019 developmental services revenues from the Biogen collaboration will increase under ASC 605 by approximately $2.0 million compared to fiscal year 2018 due to the initiation of the XLRP Phase 1/2 clinical trial.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing as well as any additional clinical trials and other research and development activities;
•	the timing and level of activity as determined by us or jointly with our partners;
•	the level of funding received from our partners;
•	whether or not we elect to cost share with our collaborators;
•	the countries in which trials are conducted;
•	future clinical trial results;
•	uncertainties in clinical trial enrollment rates or drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies or elected as best practice by us;
•	increased cost and delay associated with manufacturing or testing issues, including ongoing quality assurance, qualifying new vendors and developing in-house capabilities;
•	significant and changing government regulation; and
•	the timing and receipt of any regulatory approvals.

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

From inception through June 30, 2018, we have incurred approximately $169.2 million in research and development expenses.  We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications. Additionally, we expect sublicensing fees to increase during the first quarter of fiscal 2019 due to earning a $10.0 million milestone payment from Biogen.  We expect sublicensing fees to be approximately 23% of the Biogen milestone payment.

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

Collaboration revenue

As described above, on July 1, 2015, we entered into a collaboration agreement with Biogen.  The terms of this agreement contains multiple elements, or deliverables, which include, among others, (i) licenses, or options to obtain licenses, to our technology, and (ii) research and development activities to be performed on behalf of the collaborative partner.  Payments made under this arrangement includes one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

As required by U.S. GAAP, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.  The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates.  On December 28, 2015, the United States Internal Revenue Service, or IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014.  As of June 30, 2017, the IRS audit was closed and the Company incurred no penalties or payment liabilities for its income tax positions. For fiscal years ended June 30, 2018 and 2017, we recorded income tax expense related to uncertainties related to state income tax.

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act contains several key provisions including, among other things, reducing the U.S. federal corporate tax rate from 34% to 21%. We have enacted this reduction in tax rate effective January 1, 2018, and as such is using a blended rate for the fiscal year ended June 30, 2018. In addition, federal net operating losses (“NOLs”) generated during future periods will be carried forward indefinitely, but will be subject to an 80% utilization against taxable income. We continue to evaluate the impact of the Tax Act and analyze additional guidance.

For the fiscal year ended June 30, 2018, the Company recorded an income tax provision, related to the Company’s Federal alternative minimum tax credit and uncertainties related to state income tax.  The Company calculates its alternative minimum taxable income (AMTI) using the alternative minimum tax (“AMT”) system. The Company’s federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. Corporations are exempt from AMT for all prior years in which their annual gross receipts for the 3-year period ending before the current tax year did not exceed $7.5 million. For the fiscal year ending June 30, 2017, the Company no longer qualifies for the small company exclusion. The AMT system limits the use of net operating losses used by taxpayers to offset taxable income.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation.  The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows.  The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We have adopted this standard for our 2018 fiscal year and it did not have a material effect on our balance sheets, results of operations or cash flows.

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

We adopted Topic 606 as of July 1, 2018, the first day of our fiscal year 2019.  The adoption of Topic 606 may impact the timing and pattern of revenue recognition; however, the quantification of such impact is ongoing. Upon adoption and in accordance with the disclosure requirements under Topic 606, we will report revenue amounts under Topic 606 but we will continue to disclose the amount of revenue that would have been recognized under ASC 605, Revenue Recognition, during our fiscal year 2019.   See Note 2 of the notes to the financial statements appearing elsewhere in this annual report on Form 10-K for additional commentary on the adoption of Topic 606.

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

Results of operations

Comparison of the fiscal years ended June 30, 2018 and 2017

Revenue

	Year ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue
Amortization of upfront fees	$18,529	$38,231	(19,702)	(52)%
Development services	3,028	1,051	1,977	188%
Milestone revenue	2,500	$-	2,500	n/m
Total Collaboration revenue	$24,057	$39,282	$(15,225)	(39)%
Grant revenue	129	191	(62)	(32)%
Total revenue	$24,186	$39,473	$(15,287)	(39)%

Total revenue for fiscal year 2018 decreased by $15.3 million to $24.2 million compared to fiscal year 2017 primarily due to the reduction in amortization of upfront fees.  Non-refundable upfront fees received under our collaboration with Biogen are amortized to collaboration revenue on a straight-line basis over the estimated service period. Development services revenue primarily consists of reimbursement of Post-Funding Development Activities under the Biogen Collaboration. Amortization revenue decreased by $19.7 million during fiscal 2018 compared to fiscal 2017, primarily due to reaching the end of the XLRP service period during the first quarter of fiscal 2018, and to a lesser extent, due to changes in estimates associated with the period of performance under the XLRS and preclinical programs. Development services revenue increased $2.0 million during fiscal 2018 compared to fiscal 2017, primarily due to activities associated with the Phase 1/ 2 clinical trial for XLRP. In fiscal 2018 the first patient was dosed in the XLRP Phase 1/ 2 clinical trial and we earned a $2.5 million milestone payment. Grant revenue decreased by $62,000 during fiscal 2018 compared to fiscal 2017, largely attributable to reduced research and development activities on grant-funded projects

Research and development expenses

The following table summarizes our research and development expenses by product candidate or program for the fiscal year ended June 30, 2018 and 2017:

	Year Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
External research and development expenses
ACHM	$4,202	$3,699	$503	14%
XLRS	2,399	2,062	337	16%
XLRP	2,688	1,788	900	50%
Research and discovery programs	6,077	3,677	2,400	65%
Total external research and development expenses	15,366	11,226	4,140	37%
Internal research and development expenses
Employee-related costs	8,897	7,808	1,089	14%
Share-based compensation	2,443	2,546	(103)	(4)%
Other	5,475	4,637	838	18%
Total internal research and development expenses	16,815	14,991	1,824	12%
Total research and development expense	$32,181	$26,217	$5,964	23%

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

Research and development expenses for fiscal 2018 were $32.2 million, compared to $26.2 million for fiscal 2017, an increase of $6.0 million, or 23%. This increase was primarily attributable to:

•

$2.4 million of increased external spending on general research and discovery programs primarily due to increased spending on the optogenetics, otology, and adrenoleukodystrophy (ALD) preclinical programs and increased spending on general research activities in ophthalmology to support ongoing clinical programs;

•	$1.1 million of increased employee-related expenses associated with the hiring of additional employees to support clinical trial execution and research and development activities;
•

$0.9 million of increased external spending on the XLRP program primarily due to initiating a Phase 1/2 clinical trial in fiscal year 2018 and recording of sublicense fees of $0.6 million associated with achieving a $2.5 million milestone payment from Biogen

•	$0.8 million of increased spending on the other R&D activities including, consulting fees, laboratory supplies, travel and depreciation expense;
•

$0.5 million of increased external spending on the ACHM B3 and A3 Phase 1/2 clinical trials primarily due to increased clinical trial activities associated with higher patient enrollment and increased manufacturing activities;

•	$0.3 million of increased external spending on the XLRS program primarily related to increased patient enrollment in the ongoing Phase 1/2 clinical trial.

General and administrative expenses

	Year Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$5,557	$3,952	$1,605	41%
Share-based compensation	2,751	3,060	(309)	(10)%
Legal and professional fees	437	1,058	(621)	(59)%
Other general and administrative expenses	5,644	3,284	2,360	72%
Total general and administrative expenses	$14,389	$11,354	$3,035	27%

General and administrative expenses for the fiscal 2018 were $14.4 million, compared to $11.4 million for fiscal 2017, an increase of $3.0 million, or 27%. The increase was primarily driven by higher employee-related costs and other expenses which resulted from hiring additional employees to support our continued expansion. The increase in other expenses of $2.4 million includes increases in consulting, accounting, state taxes and the provision for uncollectible accounts. The increased expenses were partially offset by lower share-based compensation expenses and legal and professional fees.

Other income (expense), net

For fiscal year 2018, other income (expense), net, which was primarily comprised of investment income, increased to $1.2 million from $0.9 million generated in 2017 due largely to modestly better investment performance.

Provision for income taxes

Income tax expense was $72,000 for the year ended June 30, 2018 compared to income tax expense of $2.4 million for the year ended June 30, 2017.  The fiscal year 2018 income tax expense results from an income tax benefit that was recorded for the AMT paid in the fiscal year 2017 that became refundable under the Tax Act  and an increase in the Company’s uncertain tax provision liability. The fiscal year 2017 income tax results from the recognition of revenue related to the Biogen agreement for tax purposes, which is accelerated compared to our GAAP revenue, resulting in significantly more taxable income than GAAP net income.  While our taxable income is largely offset by the use of NOLs, our income tax expense is primarily due to federal alternative minimum tax expense, the apportionment of income to certain state jurisdictions where we do not have NOLs and the recognition of a reserve for uncertain tax positions. taxable income is largely offset by the use of NOLs, our income tax expense is primarily due to federal alternative minimum tax expense, the apportionment of income to certain state jurisdictions where we do not have NOLs and the recognition of a reserve for uncertain tax positions.

Comparison of the fiscal years ended June 30, 2017 and 2016

Revenue

	Year ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue
Amortization of upfront fees	$38,231	$41,751	(3,520)	(8)%
Development services	1,051	-	1,051	n/m
Milestone revenue	-	5,000	(5,000)	n/m
Total Collaboration revenue	$39,282	$46,751	$(7,469)	(16)%
Grant revenue	191	610	(419)	(69)%
Total revenue	$39,473	$47,361	$(7,888)	(17)%

Total revenue for fiscal year 2017 decreased by $7.9 million to $39.5 million compared to fiscal year 2016.  This decrease is primarily due to recognizing $5.0 million of milestone revenue in fiscal year 2016 associated with achieving a XLRS patient enrollment milestone under our collaboration arrangement with Biogen, and to a lesser extent, due to reduced revenue associated with the amortization of upfront fees associated with the Biogen collaboration due to certain delays which have extended our estimate of period of performance and reduced research and development activities under grant-funded projects.

Research and development expenses

	Year Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
External research and development expenses
ACHM	$3,699	$3,648	$51	1%
XLRS	2,062	9,237	(7,175)	(78)%
XLRP	1,788	8,604	(6,816)	(79)%
Research and discovery programs	3,677	6,911	(3,234)	(47)%
Total external research and development expenses	11,226	28,400	(17,174)	(60)%
Internal research and development expenses
Employee-related costs	7,808	5,631	2,177	39%
Share-based compensation	2,546	2,147	399	19%
Other	4,637	3,198	1,439	45%
Total internal research and development expenses	14,991	10,976	4,015	37%
Total research and development expense	$26,217	$39,376	$(13,159)	(33)%

Research and development expenses for fiscal year 2017 decreased by $13.2 million to $26.2 million compared to fiscal year 2016.  This decrease was primarily driven by a $12.0 million reduction in sublicense expenses associated with our collaboration arrangement with Biogen on the XLRS and XLRP programs and a $3 million reduction in licensing and milestones fees paid to 4D Molecular Therapeutics and Synpromics Limited associated with our research and discovery programs.  These decreases were partially offset by increased employee-related expenses related to the hiring of additional employees to support clinical trial execution and research and development activities.

General and administrative expenses

	Year Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$3,952	$2,827	$1,125	40%
Share-based compensation	3,060	2,860	200	7%
Legal and professional fees	1,058	1,144	(86)	(8)%
Other	3,284	3,243	41	1%
Total general and administrative expenses	$11,354	$10,074	$1,280	13%

General and administrative expenses for fiscal year 2017 increased by $1.3 million to $11.4 million compared to fiscal year 2016.  The increase was primarily driven by the hiring of additional employees which resulted in higher share-based compensation and other employee-related costs.

Other income (expense), net

For fiscal year 2017 other income (expense), net, which was primarily comprised of investment income, increased to $0.9 million from $0.7 million generated in 2016 due largely to modestly better investment performance.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of June 30, 2018, we had an accumulated deficit of $110.9 million.  It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

During fiscal year 2016, we received a non-refundable upfront cash payment of $94.0 million under our collaboration arrangement with Biogen.  Contemporaneous with this collaboration arrangement, we also entered into an equity agreement with Biogen under which we received an additional $30.0 million in cash in exchange for 1,453,957 shares of common stock that we issued to Biogen at a purchase price of $20.63 per share.  During fiscal year 2017, we made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months.  As of June 30, 2018, we had cash and cash equivalents and investments of $104.9 million.

As of June 30, 2018, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 12 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended June 30,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(32,520)	$(31,001)	$70,991
Investing activities	33,015	32,811	(100,804)
Financing activities	(136)	28	19,494
Net (decrease) increase in cash and cash equivalents	$359	$1,838	$(10,319)

Operating activities.  Cash used in operating activities of $32.5 million for the fiscal year ended June 30, 2018 was primarily due to changes in operating assets and liabilities of $18.4 million, partially offset by non-cash items of $7.4 million, including $5.2 million in stock-based compensation expense, and a net loss of $21.3 million. Cash used in operating activities of $31.0 million during the fiscal year ended June 30, 2017 was primarily due to changes in operating assets and liabilities of $38.4 million, partially offset by non-cash items of $7.0 million, including $5.6 million of stock-based compensation expense, and net income of $0.4 million.  For both fiscal 2018 and 2017, the changes in operating assets and liabilities was primarily due to the amortization of upfront fees associated with our Biogen collaboration. For fiscal year 2016, net cash provided by operating activities of $71.0 million was primarily associated with the upfront cash proceeds of $104.8 million received in connection with the entry into our collaboration with Biogen, which included an allocation of $10.8 million from the equity agreement, and a milestone payment from Biogen of $5.0 million.  These proceeds were partially offset by the impact of our net loss, including the amortization of deferred revenue and payments to certain research partner institutions in the aggregate amount of $12.0 million for sub-license, milestone and other costs which were all associated with the Biogen collaboration, and changes during the period in our working capital accounts.

Investing activities.  Cash provided by investing activities of $33.1 million for the fiscal year ended June 30, 2018 was primarily due to maturity of investments of $100.9 million, partially offset by purchases of investments of $67.1 million and the purchase of property and equipment and intellectual property of $0.8 million. Cash provided by investing activities of $32.8 million for the fiscal year ended June 30, 2017 was primarily due to maturity of investments of $103.2 million, partially offset by purchases of investments of $67.5 million, a $2.0 million payment to Bionic Sight for an equity interest in that company and purchases of property and equipment of $0.7 million. For the fiscal year 2016, net cash used in investing activities consisted primarily of cash outflows of $208.2 million related to the purchase of investments and $2.6 million related to the purchase of property and equipment and the acquisition of intellectual property, including leasehold improvements at our new facility in Alachua, Florida.  These cash outflows were partially offset by $110.0 million of proceeds from the maturity of investments.

Financing activities. Net cash used in financing activities was $136,000 for the fiscal year 2018. Net cash provided by financing was $28,000 for the fiscal year 2017. 2018 net cash used consisted of cash outlays for deferred offering costs and include the proceeds received from the exercise of stock option awards, while 2017included the proceeds received from the exercise of stock options.  Net cash provided by financing activities during fiscal year 2016 was $19.5 million and consisted of $19.2 million of cash received in connection with our sale of shares of common stock to Biogen pursuant to the equity agreement executed on July 1, 2015 and $283,000 of cash received in connection with the exercise of stock options.

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

We believe that our existing cash and cash equivalents and investments at June 30, 2018, will be will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years.  In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

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

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.
•	the timing of payments for our additional equity purchase obligations under the Bionic Sight collaboration agreement

Contractual obligations and commitments

Our current leased facilities encompass approximately 21,000 square feet of laboratory and office space in Alachua, Florida under a lease arrangement that will expire in December 31, 2025.  In addition, we occupy approximately 8,000 square feet of office and laboratory space in Cambridge, Massachusetts. On July 31, 2017, we entered into a new lease to increase our office and laboratory space in Cambridge by approximately 5,000 square feet to a total of approximately 8,000 square feet and extend the term of the lease for an additional seven years, with an option to further extend the lease for one additional three-year term.

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

We enter into contracts in the normal course of business with contract research organizations for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our financial instruments at June 30, 2018 consisted primarily of cash and cash equivalents and investments totaling $104.9 million.  These financial instruments are exposed to the impact of interest rate changes which may result in fluctuations to our interest income.  Due to the nature of our investments in money market funds, certificates of deposits, and debt instruments of corporations and U.S. government agencies, all of which generally mature within a two-year period of their purchase date, the estimated fair values of these financial instruments approximate their carrying amounts at June 30, 2018.

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Applied Genetic Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Applied Genetic Technologies Corporation (the Company) as of June 30, 2018, the related statements of operations, stockholders' equity and cash flows for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Tampa, Florida

September 10, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Applied Genetic Technologies Corporation

We have audited the accompanying balance sheet of Applied Genetic Technologies Corporation (the Company) as of June 30, 2017, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2017.  Our audits also included the financial statement schedule of the Company listed in Item 15(a) as of and for the years ended June 30, 2017 and 2016.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Genetic Technologies Corporation as of June 30, 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ RSM US LLP

Raleigh, North Carolina
September 13, 2017

APPLIED GENETIC TECHNOLOGIES CORPORATION

BALANCE SHEETS

	June 30,
In thousands, except per share data	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$31,065	$30,706
Investments	73,840	95,994
Grants receivable	210	174
Prepaid and other current assets	4,009	3,361
Total current assets	109,124	130,235
Investments, net of current portion	-	11,749
Property and equipment, net	5,254	2,661
Intangible assets, net	968	1,219
Investment in Bionic Sight	1,980	2,000
Other assets	1,206	59
Total assets	$118,532	$147,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$945	$998
Accrued and other liabilities	7,155	6,162
Deferred revenue	6,295	20,996
Total current liabilities	14,395	28,156
Deferred revenue, net of current portion	610	4,438
Other long-term liabilities	4,345	-
Total liabilities	19,350	32,594
Stockholders' equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 18,137 and 18,088 shares issued; 18,126 and 18,088 shares outstanding at June 30, 2018 and 2017, respectively	18	18
Additional paid-in capital	210,139	204,937
Shares held in treasury of: 11 and 0 at June 30, 2018 and 2017 respectively	(49)	-
Accumulated deficit	(110,926)	(89,626)
Total stockholders' equity	99,182	115,329
Total liabilities and stockholders' equity	$118,532	$147,923

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	Years ended June 30,
In thousands, except per share amounts	2018	2017	2016
Revenue:
Collaboration revenue	$24,057	$39,282	$46,751
Grant revenue	129	191	610
Total revenue	24,186	39,473	47,361
Operating expenses:
Research and development	32,181	26,217	39,376
General and administrative	14,389	11,354	10,074
Total operating expenses	46,570	37,571	49,450
Income (loss) from operations	(22,384)	1,902	(2,089)
Other income (expense):
Investment income, net	1,301	952	711
Other expense	(125)	(47)	(3)
Total other income, net	1,176	905	708
Income (loss) before provision for income taxes	(21,208)	2,807	(1,381)
Provision for income taxes	72	2,400	-
Income (loss) before equity in net losses of affiliate	(21,280)	407	(1,381)
Equity in net losses of affiliate	(20)	-	-
Net income (loss)	$(21,300)	$407	$(1,381)
Net income (loss) per share, basic	$(1.18)	$0.02	$(0.08)
Net income (loss) per share, diluted	$(1.18)	$0.02	$(0.08)
Weighted average shares outstanding, basic	18,105	18,072	17,810
Weighted average shares outstanding, diluted	18,105	18,385	17,810

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional
	Outstanding		Outstanding		Paid-in	Accumulated
In thousands	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2015	16,491	$16	-	$-	$174,168	$(88,652)	$85,532
Issuance of common stock, net of issuance costs	1,494	2	-	-	19,805	-	19,807
Share-based compensation expense	-	-	-	-	5,007	-	5,007
Shares issued under employee plans	59	-	-	-	283	-	283
Exercise of Warrants	9	-	-	-	40	-	40
Net loss	-	-	-	-	-	(1,381)	(1,381)
Balance, June 30, 2016	18,053	$18	-	$-	$199,303	$(90,033)	$109,288
Share-based compensation expense	-	-	-	-	5,606	-	5,606
Shares issued under employee plans	31	-	-	-	28	-	28
Exercise of Warrants	4	-	-	-	-	-	-
Net income	-	-	-	-	-	407	407
Balance, June 30, 2017	18,088	18	-	$-	$204,937	$(89,626)	$115,329
Share-based compensation expense	-	-		-	5,193	-	5,193
Shares issued under employee plans	49	-	11	(49)	9	-	(40)
Net loss	-	-	-	-	-	(21,300)	(21,300)
Balance, June 30, 2018	18,137	18	11	$(49)	$210,139	$(110,926)	$99,182

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended June 30,
In thousands	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$(21,300)	$407	$(1,381)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Share-based compensation expense	5,193	5,606	5,007
Share-based collaboration expense	-	-	636
Depreciation and amortization	1,175	912	567
Investment premium accretion	85	402	448
Provision for bad debts	375	-	-
Equity in net losses of affiliate	20	-	-
Loss on disposal of property, plant and equipment	1	47	-
Loss on disposal of intangible assets	126	-	-
Changes in operating assets and liabilities:
(Increase) decrease in grants receivable	(36)	780	409
Increase in prepaid and other assets	(1,903)	(240)	(1,562)
Increase (decrease) in accounts payable	(53)	(333)	140
Increase (decrease) in deferred revenues	(18,529)	(38,230)	63,664
Increase (decrease) in accrued and other liabilities	2,326	(352)	3,063
Net cash (used in) provided by operating activities	(32,520)	(31,001)	70,991
Cash flows from investing activities
Purchase of property and equipment	(662)	(739)	(2,471)
Purchase of and capitalized costs related to intangible assets	(141)	(152)	(121)
Investment in Bionic Sight	-	(2,000)	-
Maturity of investments	100,900	103,244	109,968
Purchase of investments	(67,082)	(67,542)	(208,180)
Net cash provided by (used in) investing activities	33,015	32,811	(100,804)
Cash flows from financing activities
Proceeds from exercise of common stock options	9	28	283
Proceeds from issuance of common stock, net of issuance costs	-	-	19,211
Payments made toward capital lease obligations	(43)	-	-
Deferred offering costs	(102)	-	-
Net cash (used in) provided by financing activities	(136)	28	19,494
Net increase(decrease) in cash and cash equivalents	359	1,838	(10,319)
Cash and cash equivalents, beginning of year	30,706	28,868	39,187
Cash and cash equivalents, end of year	$31,065	$30,706	$28,868
Supplemental disclosure of non-cash financing activities
Cash paid during the year for income taxes	$617	$887	$-
Capital lease obligation related to the purchase of equipment	$240	$-	$-
Lease incentive obligation related to the purchase of leasehold improvements	$2,588	$-	$-
Costs related to future offering costs in accounts payable and accrued liabilities	$163	$-	$-
Issuance of restricted stock for no consideration	$49	$-	$-

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products.  The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products.  As of June 30, 2018, the Company had an accumulated deficit of $110.9 million. While the Company expects to continue to generate some revenue from partnering, including under the collaboration with Biogen, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations.  At June 30, 2018, the Company had cash and cash equivalents and investments of $104.9 million.

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

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

Property and equipment

Property and equipment, consisting of laboratory equipment, furniture and fixtures, computer equipment and leasehold improvements, are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to ten years. The weighted average useful life is 6.7 years. Leasehold improvements are stated at cost and are amortized over the shorter of the estimated useful lives of the assets or the lease term, including any renewal periods that are deemed to be reasonably assured. Repair and maintenance costs that do not improve service potential or extend an asset’s economic life are recorded as an expense when incurred.

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

Amortization expense is computed using the straight-line method over the estimated useful lives of the assets, which are generally eight to twenty years. The weighted average amortization period is 12.4 years. The Company amortizes in-licensed patents and patent applications from the date of the applicable license and internally developed patents and patent applications from the date of the initial application.  Licenses and patents converted to research use only are immediately written off to expense.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment when impairment indicators are present. If impairment indicators exist, management determines whether impairment in value has occurred by comparing the estimated undiscounted cash flows from future operations with the carrying values of the assets. Management considers several indicators in assessing impairment, including trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. No impairment charges were recorded for each of the fiscal years ended June 30, 2018, 2017, and 2016.

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

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

Collaboration revenue

On July 1, 2015, the Company entered into a Collaboration Agreement with Biogen.  This collaboration is discussed further in Note 7 of notes to the financial statements.  The terms of this agreement contains multiple elements, or deliverables, which may include, among others, (i) licenses, or options to obtain licenses, to its technology, and (ii) research and development activities to be performed on behalf of the collaborative partner.  Payments made under this arrangement includes one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

Multiple element arrangements are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting.  Deliverables under an agreement are required to be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value is not available. If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is then accounted for as a single unit of accounting, and the Company recognizes the consideration received under the arrangement as revenue on a straight-line basis over the estimated period of performance.

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

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

During the fiscal years ended June 30, 2018 and June 30, 2016, the Company recognized milestone revenue in the amount of $2.5 and $5.0 million, respectively.  No milestone revenues were recognized during the fiscal years ended June 30, 2017.

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

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act contains several key provisions including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%. In addition, federal net operating losses (“NOLs”) will be carried forward indefinitely, but will be subject to an 80% utilization against taxable income. The Company follows the guidance in SEC Staff Accounting Bulletin 118 (SAB 118) which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date. The Company has enacted the reduction in tax rate effective January 1, 2018, which resulted in a decrease to the deferred tax asset and a decrease to the valuation allowance. The Company is in the process of evaluating the Tax Act changes in section 162(m), Internal Revenue Code of 1986, regarding deductions for excessive employee compensation.  The Company continues to gather and analyze information, including the definition of an employee contract for stock grants not vested as of the enactment date of the Act.  It is the intention of the Company to complete the necessary analysis within the measurement period however the Company anticipates that any adjustment would be a decrease to deferred tax asset and valuation allowance with no impact to income tax expense.

For the fiscal year ended June 30, 2018, the Company recorded an income tax provision of $72,000 related to the Company’s federal alternative minimum tax credit and uncertainties in state income tax.  The Company calculates its alternative minimum taxable income (AMTI) using the alternative minimum tax (“AMT”) system. The Company’s federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. Corporations are exempt from AMT for all prior years in which their annual gross receipts for the 3-year period ending before the current tax year did not exceed $7.5 million. For the fiscal year ending June 30, 2017, the Company no longer qualifies for the small company exclusion. The AMT system limits the use of net operating losses used by taxpayers to offset taxable income. The $791,000 AMT credit at June 30, 2018 was created by AMT paid during the fiscal year ended June 30, 2017, which became refundable under the Tax Act resulting in an income tax benefit in 2018.

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

For the year ended June 30, 2018, the Company’s tax expense includes an increase in the uncertain tax position liability of $1,009,000 related to uncertainty in how states may tax income. The uncertain tax position liability for the years ended June 30, 2018 and 2017, was $1,959,000 and 950,000.  No similar liability was recorded for the year ended June 30, 2016.

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

Prepayments related to research and development activities were $1.0 million and $1.5 million at June 30, 2018 and 2017, respectively, and are included within the Prepaid and other current assets line item on the balance sheets.

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

Net earnings (loss) per share

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

Basic net earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net earnings (loss) per share calculations, stock options and warrants are considered to be common stock equivalents if they are dilutive. For fiscal years 2018 and 2016, basic and diluted net loss per share are the same due to stock options and warrants being considered anti-dilutive. If stock options and warrants had been dilutive, their impact would have increased common stock equivalents outstanding for fiscal 2018 by 0.2 million shares at June 30, 2018. Stock options and warrants were dilutive for fiscal 2017 and increased common stock equivalents outstanding by 0.3 million shares.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net income (loss) equals comprehensive loss for all periods presented.

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

The Company will adopt Topic 606 using the modified retrospective approach, effective July 1, 2018. Under such adoption approach, the Company will present comparative periods under legacy guidance, recognize a cumulative catch-up adjustment to the opening balance of retained earnings as of the date of adoption, as applicable, and apply the new guidance to new and existing contracts that were not completed as of the date of adoption.

The Company has substantially completed its adoption plan which included a review of collaboration agreements, applying the five-step model of the new standard and comparing the results to the Company’s current accounting as well as a process of revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of the amended revenue recognition guidance. These efforts include implementing appropriate changes to controls, processes, and systems to support the appropriate recognition and disclosure of revenue on an ongoing basis. While the assessment and adoption plan are substantially complete, the Company continues to work on finalizing the quantification of the impact of Topic 606 and implementing the necessary changes to processes and internal controls. Therefore, the Company is not able to reasonably quantify the cumulative catch-up to be recorded to opening accumulated deficit or the estimated impact to the timing and pattern of revenue recognition moving forward. The Company will finalize its assessment in the first quarter of the fiscal year commencing July 1, 2018

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(3)	Investments:

Cash in excess of our immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of June 30, 2018 and 2017:

	June 30,	June 30,
In thousands	2018	2017
Investments - Current:
Certificates of deposit	$2,106	$3,500
Debt securities - held-to-maturity	71,734	92,494
	$73,840	$95,994
Investments - Noncurrent:
Certificates of deposit	$-	$2,111
Debt securities - held-to-maturity	-	9,638
	$-	$11,749

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	June 30, 2018
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$69,731	$-	$(60)	$69,671
Corporate obligations	2,003	-	(1)	2,002
	$71,734	$-	$(61)	$71,673

	June 30, 2017
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$92,494	$-	$(147)	$92,347
Corporate obligations	-	-	-	-
	$92,494	$-	$(147)	$92,347

Investments - Noncurrent:
U.S. government and agency obligations	$7,552	$-	$(52)	$7,500
Corporate obligations	2,086	-	(12)	2,074
	$9,638	$-	$(64)	$9,574

The amortized cost and fair value of held-to-maturity debt securities as of June 30, 2018, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$71,734	$71,673

	$71,734	$71,673

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value.  At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment.  Therefore, the Company believes these losses to be temporary.  As of June 30, 2018, the Company did not have any intent to sell any of the securities that were in an unrealized loss position at that date.

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

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
June 30, 2018
Cash and cash equivalents	$31,065	$-	$-	$31,065	$31,065
Certificates of deposit	-	2,100	-	2,100	2,106
Held-to-maturity investments:
Corporate obligations	-	2,002	-	2,002	2,003
U.S. government and agency obligations	69,671	-	-	69,671	69,731
Total assets	$100,736	$4,102	$-	$104,838	$104,905

June 30, 2017
Cash and cash equivalents	$30,706	$-	$-	$30,706	$30,706
Certificates of deposit	-	5,601	-	5,601	5,611
Held-to-maturity investments:
Corporate obligations	-	2,074	-	2,074	2,086
U.S. government and agency obligations	79,476	20,372	-	99,848	100,046
Total assets	$110,182	$28,047	$-	$138,229	$138,449

(5)	Property and Equipment, Net:

Property and equipment consists of the following:

	June 30,
In thousands	2018	2017
Laboratory equipment	$2,929	$2,645
Leasehold improvements	3,835	1,198
Office equipment	1,077	470
Property and equipment, gross	7,841	4,313
Less: Accumulated depreciation and amortization	(2,587)	(1,652)
Property and equipment, net	$5,254	$2,661

Depreciation expense of $909,000, $657,000 and $319,000 was recorded for each of the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

(6)	Intangible Assets, Net:

Intangible assets subject to amortization consist of the following:

	June 30, 2018
			Net of
		Accumulated	Accumulated
In thousands	Cost	Amortization	Amortization
Patents	$2,193	$(1,357)	$836
Licenses	289	(182)	107
Other	54	(29)	25
Intangible assets, net	$2,536	$(1,568)	$968

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

	June 30, 2017
			Net of
		Accumulated	Accumulated
In thousands	Cost	Amortization	Amortization
Patents	$2,135	$(1,205)	$930
Licenses	1,240	(981)	259
Other	54	(24)	30
Intangible assets, net	$3,429	$(2,210)	$1,219

Amortization expense related to intangible assets for the years ended June 30, 2018, 2017 and 2016 was $266,000, $255,000 and $248,000, respectively.

Estimated amortization expense (in thousands) for the next five years and thereafter is as follows:

Year Ending June 30,	Amount
2019	$161
2020	163
2021	165
2022	149
2023	72
Thereafter	258
$968

(7)	Collaboration Agreements

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

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

Accounting standards for multiple element arrangements contain a presumption that separate contracts negotiated or entered into at or near to the same time with the same entity were likely negotiated as a package and should be evaluated as a single agreement.  The Company determined that the price of $20.63 paid by Biogen included a premium of $7.45 per share over the fair value of the company’s stock price, calculated based upon the stock price on the date of close of the agreement and adjusted for lack of marketability due to restrictions.  Accordingly, the total premium of $10.8 million was also recorded as deferred revenue and, together with the $94.0 million, allocated to the separate units of accounting identified above using the relative selling price method as discussed in Note 2 to these financial statements.  The Company will record revenue based on the revenue recognition criteria applicable to each separate unit of accounting.  For amounts received up-front and initially deferred,

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

the Company will recognize the deferred revenue on a straight-line basis over the estimated service periods in which it is required to perform the research and development activities associated with each unit of accounting. At the inception of the Collaboration Agreement, the Company initially estimate the service periods to range between 2 and 3 years.  However, due to certain delays which have extended our estimated period of performance, the estimated service periods are currently anticipated to be between 2 and 5 from the inception of the Collaboration Agreement.

During the fiscal years ended June 30, 2018, 2017 and 2016, the Company recognized revenue of approximately $24.1 million, $39.3 million and $46.8 million, respectively from its collaboration with Biogen.  Below is a summary of the components of the collaboration revenue:

	Year ended June 30,
	2018	2017
	(dollars in thousands)
Amortization of non-refundable upfront fees	$18,529	$38,230
Milestone revenue	2,500	-
Development services	3,028	1,052
Total collaboration revenue	$24,057	$39,282

During the fiscal years ended June 30, 2018 and 2016, the Company recorded and received $2.5 and $5.0 million, respectively of milestone revenue after having achieved a patient enrollment-based milestone under the Collaboration Agreement.  No milestone revenue was recorded in the fiscal year ended June 30, 2017. Developmental services revenue is  comprised of reimbursable costs for post-funding development activities that were conducted by the Company.

As a result of the upfront payment of $94.0 million made by Biogen, as discussed above, the Company became liable to various research partner institutions for sub-license and other payments under existing agreements with such institutions.  These agreements obligate the Company to pay to each research partner institution, amounts that range from 5% to 10% of certain proceeds received from collaboration and other arrangements, including any milestone payments received under such arrangements.  Accordingly, the Company recorded total collaboration costs of approximately $10.6 million associated with the $94 million upfront payment, including $636,000 of expense that was settled during fiscal year 2016 by the issuance of 40,000 shares of the Company’s common stock to a research partner institution, pursuant to the terms of the existing agreement with that institution.  The remainder of these sub-license and milestone fees were fully paid in cash during the fiscal year ended June 30, 2016.  As a result of the achievement of the $2.5 and $5.0 million milestone payments, discussed above, the Company recorded sub-license expense of $1,375,000 in fiscal year 2016 and $562,500 in fiscal year 2018.

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

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5% equity interest in Bionic Sight. In addition to the initial investment, AGTC will contribute to ongoing research and development support costs through additional payments or other in-kind contributions (AGTC Ongoing R&D Support).  The AGTC Ongoing R&D Support payments and in-kind contributions will be made over time, up to the date that Bionic Sight has received both IND clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product candidate (the “IND Trigger”.)

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

The Company recorded its initial $2.0 million investment in Bionic Sight using the equity method of accounting for investments, which is recorded as its own line item on the Company’s balance sheet. During fiscal 2018, the Company recorded a reduction of its investment in Bionic Sight of $19,913 and an investment loss on the statement of operations to reflect its equity interest in the net loss of this affiliate. As of June 30, 2018, the amount of the Company’s underlying equity in net assets of Bionic Sight is not representative of the amount at which the investment is carried due to retained losses experienced by Bionic Sight prior to the Company’s investment.

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

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants.  The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan.  No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

remain available for issuance.  As of June 30, 2018, the total number of shares available for issuance under the 2013 Equity and Incentive Plan was 1,105,262.

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

A summary of the stock option activity is as follows:

	Years ended June 30,
	2018		2017		2016
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,716	$12.95	2,037	$13.71	1,484	$11.83
Granted	914	4.72	842	10.92	675	17.08
Exercised	(18)	0.35	(31)	0.91	(59)	4.77
Forfeited	(415)	9.86	(101)	13.97	(57)	13.90
Expired	(90)	15.92	(31)	16.17	(6)	15.50
Outstanding, end of year	3,107	$10.93	2,716	$12.95	2,037	$13.71
Exercisable, end of year	1,900		1,431		872
Weighted average fair value of options granted during the year	$3.37		$7.54		$11.83

The following table summarizes information about stock options outstanding:

	June 30,
(Number of options in thousands; remaining lives in years)	2018		2017
		Weighted		Weighted
		Average		Average
	Number of	Contractual Life	Number of	Contractual Life
Exercise Price	Options	Remaining	Options	Remaining
$0.35 to $4.90	1,118	5.18	475	5.57
$4.95 to $10.55	404	8.06	467	9.48
$12.00 to $15.90	658	5.56	744	8.11
$16.00 to $19.87	764	6.09	864	7.83
$20.00 to $24.62	163	6.38	166	7.57
	3,107		2,716

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

The following table summarizes information about stock options exercisable:

	June 30,
	2018	2017
	Number of Options
Exercise Price	(in thousands)
$0.35 to $4.90	532	460
$4.95 to $10.55	133	24
$12.00 to $15.90	477	355
$16.00 to $19.87	615	482
$20.00 to $24.62	143	110
	1,900	1,431

As of June 30, 2018, the aggregate intrinsic value of all outstanding stock options was $0.6 million and for exercisable stock options was $0.6 million. The intrinsic value per option at June 30, 2018 is calculated as the difference between the exercise price of the underlying option and the closing price of the Company’s common stock of $3.70 on that date, and applies only to those awards having an exercise price currently below this closing price.  The total fair value of options that vested during the fiscal years ended June 30, 2018, 2017, and 2016 was $5.1 million, $6.0 million, and $4.5 million, respectively.

Unrecognized compensation expense related to non-vested employee stock options amounted to $6.6 million as of June 30, 2018. Such compensation expense is expected to be recognized over a weighted-average period of 2.14 years.

In accounting for stock options to non-employees, the fair value of services related to the options granted are generally recorded as an expense as these services are provided to the Company over the relating service periods.  The Company re-measures any non-vested, non-employee options to fair value at the end of each reporting period using the Black-Scholes pricing model.

Share-based compensation expense related to stock options awarded to employees, non-employee directors and consultants amounted to $5.0. million, $5.6 million and $4.9 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Share-based compensation expense related to restricted shares of common stock awarded to employees and consultants amounted to $145,600, $5,000 and $167,000 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Total share-based expense associated with stock options and restricted shares of common stock was allocated as follows:

	Years ended June 30,
In thousands	2018	2017	2016
General and administrative	$2,821	$3,136	$2,860
Research and development	2,372	2,470	2,147
	$5,193	$5,606	$5,007

The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

	Years Ended June 30,
Assumption	2018	2017	2016
Dividend yield	0.00%	0.00%	0.00%
Expected term	6.00 to 6.50 years	6.00 to 6.25 years	6.00 to 6.25 years
Risk-free interest rate	1.83% to 2.87%	1.08% to 2.11%	1.41% to 1.86%
Expected volatility	83.53%	79.18%	78.85%

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

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

Cambridge, Massachusetts

In August 2015, the Company entered into a two-year lease to occupy approximately 3,000 square feet of office and laboratory space in Cambridge, Massachusetts.  In July 2017, the Company entered into a new lease to increase our office and laboratory space in Cambridge by approximately 5,000 square feet to a total of approximately 8,000 square feet and extend the term of the lease for an additional seven years, with an option to further extend the lease for one additional three-year term. This additional facility primarily focuses on business development, pharmacology, clinical operations and basic research and development.

For the fiscal years ended June 30, 2018, 2017, and 2016, rent expense under these operating leases amounted to $909,000, $845,000 and $587,000, respectively.  Future annual minimum lease payments (in thousands) under these non-cancelable operating leases are as follows:

Year Ending June 30,	Amount
2019	$1,331
2020	1,353
2021	1,376
2022	1,400
2023	1,425
Thereafter	4,088
$10,973

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

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

For the fiscal years ended June 30, 2018 and 2017, the Company recorded the following current and deferred income tax expense or (benefit). For the fiscal year ended June 30, 2018, the federal and state income tax provision (benefit) summarized as follows:

	June 30,
In thousands	2018	2017
Current provision:
Federal	$(790)	$13,706
State	862	1,774
	72	15,480
Deferred tax liabilities:
Federal	$—	$(12,949)
State	—	(131)
	—	(13,080)
Provision for income taxes	$72	$2,400

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets (liabilities) are comprised of the following:

	June 30,
In thousands	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$13,910	$9,124
Tax credit carryforwards	23,567	19,195
Accruals and other	4,625	11,987
Depreciation and amortization	112	-
Gross deferred tax assets	42,214	40,306
Deferred tax asset valuation allowance	(42,214)	(40,303)
Total deferred tax assets, net of valuation allowance	-	3
Deferred tax liabilities:
Depreciation and amortization	-	(3)
Total deferred tax liabilities	-	(3)
Net deferred tax asset (liability)	$—	$—

As of June 30, 2018, the Company had federal and state net operating losses of approximately $24.8 million and $50.2 million, respectively, that may be applied against future taxable income and expire in various years ranging from 2022 to 2038 and federal net operating losses of $28.3 million that do not expire under the Tax Act. As of June 30, 2018, the Company also had research and development tax credits of approximately $23.6 million that may provide future tax benefits and expire from 2027 to 2047.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on its history of operating losses, the Company has concluded that as of June 30, 2018, it is more likely than not that the benefit of its deferred tax assets will not be realized. Therefore, any tax benefits to be realized in future years as a result of the utilization of the Company’s net operating loss carry forwards as of June 30, 2018, computed based on statutory federal and state rates, are completely offset by valuation allowances established because realization of the deferred tax benefits are not considered more likely than not as of that date. The valuation allowance increased by approximately $1.9 million during the fiscal year ended June 30, 2018, due primarily to the net increase in federal tax credits and net operating losses.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company’s deferred tax assets and valuation reserve decreased by $7.6 million from the impact of the corporate tax rate change from the Tax Reform Act.

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying a blended statutory federal income tax rate of 28% at June 30, 2018 and 34% at June 30, 2017 and 2016 is summarized as follows:

	Years ended June 30,
	2018	2017	2016
Federal income tax benefit at statutory rate	28%	34%	(34)%
State income tax, net of federal benefit	3%	4%	(4)%
Permanent differences- incentive stock compensation	(2)%	40%	35%
Permanent differences- research expenses	(7)%	80%	115%
Research and development tax credits	24%	(240)%	(327)%
Tax Act- refundable AMT credit	4%	0%	0%
Other	(2)%	392%	174%
Change in unrecognized tax benefit	(3)%	34%	0%
Remeasurement of net deferred tax assets	(36)%	0%	0%
Change in valuation allowance, including remeasurement	(9)%	(259)%	41%
Effective income tax rate	0%	85%	0%

Under the provisions of the Internal Revenue Code, the Company’s net operating loss and tax credit carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.  The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Since its inception, the Company has completed several financings and sales of common stock which have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code.  Subsequent ownership changes may further affect the limitation in future years. A full valuation allowance has been provided against the Company’s net operating loss carryforwards and, if an adjustment were to be required, this adjustment would be offset by an adjustment to the deferred tax asset established for the net operating loss carryforwards and the valuation allowance.

For fiscal years through June 30, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carry forwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position at June 30, 2018 or 2017. A full valuation allowance has been provided against the Company’s research and development tax credits and, if an adjustment were to be required, this adjustment would be offset by an adjustment to the deferred tax asset established for the tax credit carry forwards and the valuation allowance.

The Company files income tax returns in the United States and in multiple states. The federal and state returns are generally subject to tax examinations for the tax years ended June 30, 2014 through June 30, 2018. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state authorities, to the extent such attributes are utilized in a future period.  On December 28, 2015, the United States Internal Revenue Service, or IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014.  As of June 30, 2017, the IRS audit was closed and the Company incurred no penalties or payment liabilities for its income tax positions.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. For the year ended June 30, 2018, the Company increased the uncertain tax position reserve by $1,009,000 which includes interest and penalties.   A reserve of $950,000 was recorded for the year ended June 30, 2017. No

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

similar reserve was recorded for the years ended June 30, 2016. The entire amount of the reserve would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of June 30, 2018 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had $348,000 of interest and/or penalties accrued on the Company’s balance sheets at June 30, 2018. The Company had no interest and/or penalties accrued on the Company’s balance sheet at June 30, 2017. The Company recognized $348,000 of interest and/or penalties in the statement of operations for the year ended June 30, 2018 related to uncertain tax positions. The Company did not recognize any interest and/or penalties in the statement of operations for the years ended June 30, 2017 and 2016 related to uncertain tax positions.  The liability for uncertain tax positions as of June 30, 2018 is included in other long-term liabilities on the balance sheet.  A reconciliation of the unrecognized tax benefits is summarized below (in thousands):

	Years Ended June 30,
	2018	2017	2016
Balance at beginning of period	$950	$-	$-
Additions related to current period tax positions	$—	950	$-
Additions related to prior period tax positions	661	—	-
Balance at end of period	$1,611	$950	$-

(11)	Accrued Expenses:

Accrued expenses as of June 30, 2018 and 2017 consisted of the following:

	June 30,
In thousands	2018	2017
Research and development-related	$4,164	$2,868
Compensation-related	2,186	1,780
Accrued tax liabilities	-	1,514
General and administrative- related	805	-
	$7,155	$6,162

(12)	Defined Contribution Plan:

The Company sponsors an employee 401(k) salary deferral plan (“401(k) Plan”) that covers substantially all of its employees and is administered through its staff leasing company.  Under the 401(k) Plan, employees may elect to defer up to 25% of their compensation per year (subject to a maximum limit prescribed by federal tax law) and the Company matches a portion of such employee contributions up to a maximum of 4% of the eligible salary.  The Company’s matching contributions to the 401(k) Plan amounted to $302,000, $235,000 and $162,000 for each of the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS— (Continued)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(13)	Common Stock, Preferred Stock and Stockholders’ Equity:

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

As of June 30, 2018, there were 150,000,000 shares of $0.001 par value common stock  and 5,000,000 shares of preferred stock that were authorized to be issued. As of that date, a total of 18,137,412  and 18,126,425 shares of common stock were issued and outstanding, respectively, while none of the preferred shares were issued and outstanding.

The following shares of common stock were reserved for future issuance as of June 30, 2018:

In thousands	June 30, 2018
Stock options issued and outstanding	3,106,710
Authorized for future grant under the 2013 Employee Stock Purchase Plan	128,571
Authorized for future grant under the 2013 Equity and Incentive Plan	1,105,262
4,340,543

(14)	Quarterly Financial Information (Unaudited):

Summarized quarterly information for the two fiscal years ended June 30, 2018 and 2017, respectively, is as follows:

	Year 2018 by Quarter:
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$10,315	$4,852	$3,603	$5,416
Loss from operations	$(1,667)	$(6,242)	$(7,696)	$(6,779)
Net loss	$(1,397)	$(5,190)	$(8,101)	$(6,612)
Net loss per common share, basic	$(0.08)	$(0.29)	$(0.45)	$(0.36)
Net loss per common share, diluted	$(0.08)	$(0.29)	$(0.45)	$(0.36)

	Year 2017 by Quarter:
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$11,806	$10,933	$8,388	$8,345
Income (loss) from operations	$3,625	$2,379	$(600)	$(2,597)
Net income (loss)	$3,025	$1,779	$(1,200)	$(3,197)
Net earnings (loss) per common share, basic	$0.17	$0.10	$(0.07)	$(0.18)
Net earnings (loss) per common share, diluted	$0.16	$0.10	$(0.07)	$(0.18)

(15)	Subsequent events

In August 2018, the Company achieved the second milestone under the XLRP program, earning a $10.0 million milestone payment from Biogen related to dosing of the fourth patient in the XLRP Phase 1/2 clinical trial. The company owes sublicensing fees of approximately 23% or $2.3 million, to certain collaborators associated with this milestone payment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 20, 2017, the Company notified RSM US LLP ("RSM") that RSM was dismissed as the Company's independent registered public accounting firm. RSM's dismissal became effective on December 19, 2017. The decision to change accounting firms was approved by the Audit Committee and by the Board of Directors of the Company (the “Audit Committee”).

RSM’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2017 and June 30, 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years ended June 30, 2017 and 2016 and during the period from July 1, 2017 through December 20, 2017, the Company did not have any disagreement with RSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to RSM's satisfaction, would have caused RSM to make reference to the subject matter of disagreement in their reports on the Company's consolidated financial statements. In addition, during such periods, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as set forth in this paragraph. As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as amended, and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as amended, the Company identified material weaknesses in the Company’s internal control over financial reporting related to the design and operation of our closing and financial reporting processes. Specifically, the material weaknesses were due to the fact that the Company did not have the appropriate resources with the appropriate level of experience and technical expertise to oversee the Company’s closing and financial reporting processes.

The Company provided RSM with a copy of the disclosures included in its Current Report on Form 8-K filed on December 21, 2017 (the “Current Report”). The Company requested that RSM furnish a letter addressed to the SEC stating whether or not it agrees with the statements made in the Current Report. A copy of RSM’s letter dated December 21, 2017 was attached as Exhibit 16.1 to the Current Report.

On December 19, 2017, the Company engaged Ernst & Young LLP (“EY”) as the Company’s new independent registered public accounting firm for the fiscal year ending June 30, 2018. The engagement of EY was approved by the Audit Committee.

During the years ended June 30, 2017 and 2016 and the subsequent interim period through December 19, 2017, neither the Company nor anyone acting on its behalf consulted with EY regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that EY concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, the Company had ineffective internal control over financial reporting relating to the design and operation of our closing and financial reporting processes that constituted material weaknesses.  This weakness could have resulted in material misstatements to our annual and interim consolidated financial statements that would not be prevented or detected.

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the remediation efforts related to the material weaknesses previously noted along with the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2018.  Accordingly, our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the JOBS Act.  Subject to certain limitations, we expect to remain an emerging growth company under the JOBS Act for up to five years from April 1, 2014, the date of our initial public offering.

Remediation of Previously Identified Material Weaknesses

Management previously identified and disclosed a material weakness in our internal control over financial reporting at June 30, 2017 which related to the design and operation of our closing and financial reporting processes.  Specifically, management concluded that this material weakness in our internal control over financial reporting was due to the fact that we did not have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

As of June 30, 2018, management sufficiently completed its remediation of these material weaknesses by taking the following actions:

•

We hired additional employees during the second half of fiscal year 2018 to provide further support to our finance and accounting team.  As of June 30, 2018, the finance and accounting team comprises a total of nine employees, including our Chief Financial Officer and our Controller;

•

We restructured our finance team to better align the functional areas to the overall strategy of the company, while at the same time providing more focus for the accounting team in maintaining proper control over the financial reporting process commensurate to support standalone external financial reporting under public company or SEC requirements;

•

We provided functional and system training to employees and prepared detailed documentation to clearly define key tasks and actions, as well as the positions responsible for those tasks and actions.  During fiscal year 2018, we also engaged the services of a consulting firm to assist in documenting and formalizing our accounting policies and internal control processes and to help strengthen supervisory reviews by our management; and

•

We continued to design and implement monthly manual controls to manage our financial reporting close processes and to help ensure an adequate level of segregation of duties within our finance and accounting function.  We also designed additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP with regard to complex accounting issues.

•

Developed and implemented policies and procedures related to security access, including security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels.

•	Performed testing related to the functioning of these controls, and continue to monitor these controls and make enhancements as needed.

We have completed the documentation and review of the corrective actions described above and our management has concluded that the design and operation of our closing and financial reporting processes is effective and therefore that this previously identified material weakness has been fully remediated as of June 30, 2018.

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

The information regarding directors, executive officers and corporate governance included in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of our fiscal year in connection with our fiscal 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

We are required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation included in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and related stockholder matters included in the Proxy Statement is incorporated herein by reference.

We have two equity compensation plans under which awards are currently authorized for issuance, our 2013 Equity and Incentive Plan and our 2013 Employee Stock Purchase Plan. In connection with the consummation of our initial public offering in April 2014, our board of directors terminated any new offerings under our 2001 Stock Option Plan and our 2011 Stock Incentive Plan. Each of our 2013 Equity and Incentive Plan, our 2013 Employee Stock Purchase Plan, our 2001 Stock Option Plan and our 2011 Stock Incentive Plan was approved by our stockholders prior to our initial public offering in 2014. The following table provides information regarding securities authorized for issuance as of June 30, 2018 under our equity compensation plans.

	Number of securities to be		Number of securities
	issued upon exercise of		remaining available for
	outstanding options,		future issuance under equity
	warrants and rights, and	Weighted-average exercise	compensation plans
	vesting of outstanding	price of outstanding options,	(excluding securities reflected
Plan category	restricted stock units	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,106,710	$10.93	1,233,833	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	3,106,710	$10.93	1,233,833

(1)

Includes 1,105,262 shares issuable under our 2013 Equity and Incentive Plan, which may be issued in the form of options, restricted stock, unrestricted stock, performance share awards or other equity-based awards, and 128,571 shares issuable under our 2013 Employee Stock Purchase Plan. This number includes the automatic increase in shares added to our 2013 Equity and Incentive Plan by its terms, added July 1 of each fiscal year and calculated as a 4% increase of the number of shares of our common stock issued and outstanding on the immediately preceding June 30 or such lesser number of shares of our common stock as determined by our compensation committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information regarding certain relationships and related transactions, and director independence included in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services included in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as a part of this Report:
(1)	Financial Statements —See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 76 of this Annual Report on Form 10-K.
(2)

Financial Statement Schedules —See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 76 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

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

10.5†**	Collaboration and License Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation

10.6

Common Stock Purchase Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.7†**	Manufacturing License and Technology Transfer Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation

10.8†

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

10.11

Lease Agreement made as of September 19, 2011, by and between Thomson-Davis Enterprises, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.12†

Exclusive License Agreement with Sublicensing Terms, effective as of September 25, 2001, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.13†

Restated Amendment to License Agreement made and, effective as of January 31, 2005, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.14†

First Amendment After Restated Amendment to License Agreement, made and effective as of November 28, 2007, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.15†

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

10.17†

Second Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of February 25, 2009, by and among Applied Genetic Technologies Corporation, the University of Florida Research Foundation, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.18†

Non-Exclusive License Agreement with Sublicensing Terms, made as of January 19, 2006, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.19†

Standard Non-Exclusive License Agreement, effective as of September 18, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.20†

Standard Exclusive License Agreement with Know How, effective as of November 5, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.21	Amended and Restated Investor Rights Agreement, dated as of November 15, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.22*	Applied Genetic Technologies Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.23*

Applied Genetic Technologies Corporation 2011 Stock Incentive Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.24*	Applied Genetic Technologies Corporation 2013 Equity And Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.25*	Applied Genetic Technologies Corporation 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.26

Form of Applied Genetic Technologies Corporation Warrant to Purchase Shares of Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.27

Form of Applied Genetic Technologies Corporation Warrant to Purchase Shares of Series B-1 Preferred Stock (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.28

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on September 23, 2005 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.29

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Silicon Valley Bank and effective on June 30, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.30

Warrant to Purchase Shares of Series A-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on July 6, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.31

Warrant to Purchase Shares of Series B-1 Preferred Stock of Applied Genetic Technologies Corporation issued to Square 1 Bank on August 31, 2012 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.32

Form of Indemnification Agreement for Directors Associated with an Investment Fund (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.33

Form of Indemnification Agreement for Directors Not Associated with an Investment Fund (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.34†

Second Amendment After Restated Amendment to License Agreement, made and effective as of January 10, 2014, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.35†

Fourth Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of December 17, 2013 by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.36†

First Amendment to Non-Exclusive License, made as of March 28, 2014, by and between the UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.37*

Employment Letter Agreement dated as of July 26, 2017 between Applied Genetic Technologies Corporation and William A. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2017)

10.38*

Separation Agreement dated as of July 27, 2017 between Applied Genetic Technologies Corporation and Larry Bullock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2017)

14.1	Applied Genetic Technologies Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2018)

16.1

Letter to Securities and Exchange Commission from RSM US LLP, dated December 21, 2017 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2017)

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2**	Consent of RSM US LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

10.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Filed herewith
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.
ITEM 16.	FORM 10-K SUMMARY

None.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charge	To (from)
	Beginning	(Benefit) to	Other		End of
In thousands	of Period	Expenses	Accounts	Deductions	Period
Deferred Tax Valuation Allowance
Year 2018	$40,303	$1,911	$—	$—	$42,214
Year 2017	$37,412	$2,891	$—	$—	$40,303
Year 2016	$36,845	$567	$—	$—	$37,412

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer
President and Chief Executive Officer
Date:	September 10, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Susan B. Washer Susan B. Washer	Chief Executive Officer, President and Director (Principal Executive Officer)	September 10, 2018

/s/William A. Sullivan William A. Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2018

/s/ Scott Koenig Scott Koenig	Director	September 10, 2018

September 10, 2018

/s/ Ed Hurwitz Ed Hurwitz	Director	September 10, 2018

/s/ Ivana Magovcevic-Liebisch Ivana Magovcevic-Liebisch	Director	September 10, 2018

/s/ Anne VanLent	Director	September 10, 2018
Anne VanLent
/s/ James Rosen James Rosen	Director	September 10, 2018