Form 10-Q
period 2018-09-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2018-11-09
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2018 was 18,133,993.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

In thousands, except per share data	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,472	$31,065
Investments	78,968	73,840
Grants receivable	219	210
Prepaid and other current assets	2,527	4,009

Total current assets	108,186	109,124

Property and equipment, net	5,016	5,254
Intangible assets, net	949	968
Investment in Bionic Sight	1,972	1,980
Other assets	1,205	1,206

Total assets	$117,328	$118,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,029	$945
Accrued and other liabilities	5,677	7,155
Deferred revenue	16,319	6,295

Total current liabilities	25,025	14,395

Deferred revenue, net of current portion	9,106	610
Other liabilities	4,258	4,345

Total liabilities	38,389	19,350

Stockholders’ equity:
Preferred stock, par value $.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.001 per share, 150,000 shares authorized; 18,143 and 18,137 shares issued; 18,130 and 18,126 shares outstanding at September 30, and June 30, 2018, respectively	18	18
Additional paid-in capital	211,320	210,139
Shares held in treasury of: 13 and 11 at September 30, 2018 and June 30, 2018 respectively	(57)	(49)
Accumulated deficit	(132,342)	(110,926)

Total stockholders’ equity	78,939	99,182

Total liabilities and stockholders’ equity	$117,328	$118,532

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
In thousands, except per share amounts	2018	2017
Revenue:
Collaboration revenue	$14,025	$10,308
Grant and other revenue	9	7

Total revenue	14,034	10,315

Operating expenses:
Research and development	10,065	8,276
General and administrative and other	3,213	3,706

Total operating expenses	13,278	11,982

Income (loss) from operations	756	(1,667)
Other income:
Investment income, net	471	270

Total other income, net	471	270

Income (loss) before provision for income taxes and equity in net losses of affiliate	1,227	(1,397)
Provision for income taxes	19	—

Income (loss) before equity in net losses of affiliate	1,208	(1,397)
Equity in net losses of affiliate	(8)	—

Net income (loss)	$1,200	$(1,397)

Weighted Average Shares Outstanding
Weighted average shares outstanding - basic	18,128	18,088
Weighted average shares outstanding - diluted	18,158	18,088
Net income (loss) per common share
Net income (loss) per share, basic	$0.07	$(0.08)
Net income (loss) per share, diluted	$0.07	$(0.08)

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
In thousands	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance, June 30, 2017	18,088	$18	—	$—	$204,937	$(89,626)	$115,329
Share based compensation expense	—	—	—	—	1,469	—	1,469
Shares issued under employee plans	5	—	—	—	2	—	2
Net loss	—	—	—	—	—	(1,397)	(1,397)

Balance, September 30, 2017	18,093	$18	—	$—	$206,408	$(91,023)	$115,403

Balance, June 30, 2018	18,126	$18	11	$(49)	$210,139	$(110,926)	$99,182
Cumulative impact of adopting Topic 606 on July 1, 2018	—	—	—	—	—	$(22,616)	(22,616)
Share based compensation expense	—	—	—	—	1,181	—	1,181
Shares issued under employee plans	4	—	2	(8)	—	—	(8)
Net income	—	—	—	—	—	1,200	1,200

Balance, September 30, 2018	18,130	$18	13	$(57)	$211,320	$(132,342)	$78,939

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
In thousands	2018	2017
Cash flows from operating activities
Net income (loss)	$1,200	$(1,397)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	1,181	1,469
Depreciation and amortization	321	234
Recovery of bad debts	(369)	—
Investment premium accretion	(142)	82
Equity in net losses of affiliate	8	—
Changes in operating assets and liabilities:
Grants receivable	(9)	(8)
Prepaid and other assets	723	(8)
Deferred revenues	(2,967)	(9,754)
Accounts payable	2,084	1,470
Accrued and other liabilities	(1,447)	(739)

Net cash provided by (used in) operating activities	583	(8,651)

Cash flows from investing activities
Purchase of property and equipment	(41)	(130)
Purchase of and capitalized costs related to intangible assets	(23)	—
Maturities of investments	24,736	26,807
Purchases of investments	(29,722)	—

Net cash (used in) provided by investing activities	(5,050)	26,677

Cash flows from financing activities
Proceeds from exercise of common stock options	—	2
Deferred offering costs	(113)	—
Payments made toward capital lease obligations	(13)	—

Net cash (used in) provided by financing activities	(126)	2

Net change in cash and cash equivalents	(4,593)	18,028
Cash and cash equivalents, beginning of period	31,065	30,706

Cash and cash equivalents, end of period	$26,472	$48,734

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$—	$670
Shares issued for no consideration	$8	$—

The accompanying notes are an integral part of the financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Operations:

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of September 30, 2018, the Company had an accumulated deficit of $132.3 million. While the Company expects to continue to generate some revenue from partnering, including under the collaboration with Biogen, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. At September 30, 2018, the Company had cash and cash equivalents and liquid investments of $105.4 million.

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

The Condensed Balance Sheet as of June 30, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2018 Annual Report on Form 10-K, (“June 30, 2018 Form 10-K”). Results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

Revenue recognition

Effective July 1, 2018, the Company adopted the provisions of ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”), using the modified retrospective transition method. Under this method, the Company recorded the cumulative effect of initially applying the new standard to all contracts in process as of the date of adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards.

The adoption of the new revenue recognition guidance resulted in an increase of $22.6 million in deferred revenue and accumulated deficit as of July 1, 2018. For the three months ended September 30, 2018, revenue increased by $1.5 million, net income increased by $1.5 million and basic and diluted net income per share increased by $0.08 per share based on revenue recognition under Topic 606 as compared to the Company’s prior revenue recognition methodology under ASC 605, Revenue Recognition. These changes were primarily caused by the differences in determining and allocating transaction price and recognizing revenue on a proportional performance basis under Topic 606.

The Company may enter into collaboration agreements which are within the scope of Topic 606, under which the Company licenses rights to its technology and certain of the Company’s product candidates and performs research and development services for third parties. The terms of these arrangements typically may include payment of one or more of the following: non-refundable, up-front fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, the Company performs the following five steps: (i) identification of the contract; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Performance obligations are promises to transfer distinct goods or services to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised good or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include both fixed consideration or variable consideration. At the inception of an arrangement that includes variable consideration and at each reporting period, the Company evaluates the amount of potential payment and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected amount method to estimate the amount to be received based on which method better predicts the amount expected to be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price. The Company will assess its revenue generating arrangements in order to determine whether a significant financing component exists and conclude that a significant financing component does not exist in any of its arrangements if: (a) the promised consideration approximates the cash selling price of the promised goods and services or any significant difference is due to factors other than financing; and (b) timing of payment approximates the transfer of goods and services and performance is over a relatively short period of time within the context of the entire term of the contract.

The Company’s contracts will often include development and regulatory milestone payments. At contract inception and at each reporting period, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the customer’s control, such as regulatory approvals, are not included in the transaction price. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment.

For arrangements that may include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of the Company’s collaboration arrangements.

The Company allocates the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts the Company would expect to receive for each performance obligation.

For performance obligations consisting of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

The Company receives payments from its customers based on billing terms established in each contract. Such billings generally have 30-day payment terms. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional.

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

For the three months ended September 30, 2018, the Company’s tax expense included an increase in the uncertain tax position liability of $18,919 related to interest on the uncertain tax position. The uncertain tax position liability as of September 30, 2018 and June 30, 2018 was $1,977,919 and $1,959,000, respectively.

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

Prepayments related to research and development activities were $1.0 million and $1.0 million at September 30, 2018 and June 30, 2018, respectively, and are included within the prepaid and other current assets line item on the unaudited condensed balance sheets.

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

For purposes of calculating stock-based compensation, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Historically, the expected volatility was primarily based on the historical volatility of peer company data. For the three months ended September 30, 2018, the expected volatility is based on the historical volatility of the company stock price. If the Company had used peer company data for the three months ended September 30, 2018, share-based compensation expense for the quarter would have differed by an insignificant amount. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company’s stock options. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts. If factors change and the Company employs different assumptions, stock-based compensation expense may differ significantly from what has been recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, the Company may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact the Company’s results of operations in the period such changes are made.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net income (loss) per share calculations, stock options and warrants are considered to be common stock equivalents if they are dilutive. For the three-month period ended September 30, 2018, stock options and warrants were dilutive and increased common stock equivalents outstanding by 29,744 shares. For the three-month period ending September 30, 2017, basic and diluted net loss per share are the same due to stock options and warrants being considered anti-dilutive. If stock options and warrants had been dilutive, their impact would have increased common stock equivalents outstanding at September 30, 2017 by 0.2 million shares.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net income (loss) equals comprehensive income (loss) for all periods presented.

New Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Scope of Modification Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has adopted this standard in the first quarter of fiscal 2019 and it did not have a material effect on its financial statements.

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

In May 2014, Topic 606, which replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. In July 2015, the FASB delayed the effective date of this guidance by one year. The guidance is effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company adopted the new standard effective July 1, 2018 using the modified retrospective approach. Refer to Note 6 for the impact of adoption.

3.	Share-based Compensation Plans:

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan. No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance. A summary of the stock option activity for the three months ended September 30, 2018 and 2017 is as follows:

	For the Three Months Ended September 30,
	2018		2017
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	3,107	$10.93	2,714	$12.96
Granted	863	4.31	715	4.88
Exercised	—	—	(5)	0.35
Forfeited	(166)	8.08	(290)	9.98
Expired	(9)	14.95	(4)	17.80

Outstanding at September 30,	3,795	$9.54	3,130	$11.40

Exercisable at September 30,	2,092		1,691

Weighted average fair value of options granted during the period	$2.81		$3.52

For the three months ended September 30, 2018, share-based compensation expense related to stock options awarded to employees, non-employee directors and consultants amounted to approximately $1.2 million, compared to $1.5 million for the three months ended September 30, 2017.

As of September 30, 2018, there was $7.0 million of unrecognized compensation expense related to non-vested stock options. During the three months ended September 30, 2018, 863,000 stock options were granted to the Company’s employees and non-employee directors under the 2013 Equity and Incentive Plan. The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

Assumption	Three months ended September 30, 2018	Three months ended September 30, 2017
Dividend yield	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.25 years
Risk-free interest rate	2.77% to 2.99%	1.83% to 1.97%
Expected Volatility	69.22%	83.53%

4.	Investments:

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of September 30, 2018 and June 30, 2018:

In thousands	September 30, 2018	June 30, 2018
Investments - Current:
Certificates of deposit	$1,869	$2,106
Debt securities - held-to-maturity	77,099	71,734

Total investments - current	$78,968	$73,840

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	September 30, 2018
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$77,099	$—	$(77)	$77,022

Total investments - current	$77,099	$—	$(77)	$77,022

	June 30, 2018
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments - Current:
U.S. government and agency obligations	$69,731	$—	$(60)	$69,671
Corporate obligations	2,003	—	(1)	2,002

	$71,734	$—	$(61)	$71,673

The amortized cost and fair value of held-to-maturity debt securities as of September 30, 2018, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$77,099	$77,022

	$77,099	$77,022

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment. Therefore, the Company believes these losses to be temporary. As of September 30, 2018, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

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

Debt securities – held-to-maturity. The Company’s investments in debt securities classified as held-to-maturity generally include U.S. Treasury Securities, government agency obligations, and corporate obligations. U.S. Treasury Securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury Securities are considered Level 1 of the fair value hierarchy. The fair values of U.S. government agency obligations and corporate obligations are generally determined using recently executed transactions, broker quotes, market price quotations where these are available or other observable market inputs for the same or similar securities. As such, the Company classifies its investments in U.S. government agency obligations and corporate obligations within Level 1 or Level 2 of the hierarchy, depending on the information used to determine the fair values.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
September 30, 2018
Cash and cash equivalents	$26,472	—	—	$26,472	$26,472
Certificates of deposit	—	1,868	—	1,868	1,869
Held-to-maturity investments:
Corporate obligations	—	—	—	—	—
U.S. government and agency obligations	77,022	—	—	77,022	77,099

Total assets	$103,494	$1,868	$—	$105,362	$105,440

June 30, 2018
Cash and cash equivalents	$31,065	$—	$—	$31,065	$31,065
Certificates of deposit	—	2,100	—	2,100	2,106
Held-to-maturity investments:
Corporate obligations	—	2,002	—	2,002	2,003
U.S. government and agency obligations	69,671	—	—	69,671	69,731

Total assets	$100,736	$4,102	$—	$104,838	$104,905

6.	Collaboration Agreement

Biogen

On July 1, 2015, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”), a Manufacturing License and Technology Transfer Agreement (the “Manufacturing Agreement”), and the Common Stock Purchase Agreement (the “Equity Agreement”) with Biogen (collectively, the “Biogen Agreement”), pursuant to which the Company and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies.

Under the Collaboration Agreement, the Company has granted to Biogen with respect to the XLRS and XLRP programs, and upon exercise of the option for the applicable discovery program, an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the licensed products or discovery programs developed under the Collaboration Agreements. Biogen and the Company have also granted each other worldwide licenses, with the right to grant sublicenses, of their respective interests in other intellectual property developed under the collaboration outside the licensed products or discovery programs. Biogen has pre-funded the Company to conduct all development activities through the completion of a first in human trial for the XLRS program and all development activities through the date that the Investigational New Drug Application (“IND”) becomes effective and the completion of a natural history study for the XLRP program. In addition, Biogen has pre-funded the Company to conduct discovery, research and development activities for additional drug candidates through the stage of clinical candidate designation for discovery programs targeting three indications (of which one indication has two development plans at contract inception), after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate. The pre-funded research and development activities for each program are referred to as “Pre-Funded Activities”. Biogen will reimburse the Company on an FTE basis for any additional development activities that it requests the Company to perform (“Post-Funded Activities”).

In February 2016, the Company announced Biogen’s selection of adrenoleukodystrophy as the non-ophthalmic indication of the discovery programs. Under the terms of the Collaboration Agreement, the Company, in part through its participation in joint committees with Biogen, will participate in overseeing the development and commercialization of these specific programs.

Pursuant to the Manufacturing Agreement, Biogen may elect an option to receive a manufacturing license for up to six genes for a fixed fee per gene elected. If exercised, the Company becomes eligible to receive certain event milestones and royalties.

Under the Collaboration Agreement, the Company was paid an upfront nonrefundable fee of $94.0 million of which $58.4 million related to the Pre-Funded Activities (“Pre-Funded Amounts”) and $35.6 million related to the access of licenses. In addition, under the terms of the Equity Agreement, Biogen purchased 1,453,957 shares of the Company’s common stock at a price of $20.63 per share, for an aggregate cash purchase price of $30.0 million. The shares issued to Biogen represented approximately 8.1% of the Company’s outstanding common stock on a post-issuance basis, calculated on the number of shares that were outstanding at June 30, 2015, and constitute restricted securities that may not be resold by Biogen other than in a transaction registered under, or pursuant to an exemption from the registration requirements of, the Securities Act of 1933, as amended.

The Company is also eligible to receive total payments of up to $472.5 million based on the successful achievement of future milestones under its XLRS and XLRP programs. For XLRS, the Company is eligible to receive up to: (i) $45.0 million in milestone payments based upon the successful achievement of clinical milestones (relating to dosing in specified trials), (ii) $155.0 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories and (iii) $65.0 million in milestone payments based upon the achievement of worldwide sales targets. For the XLRS program, the Company has an option to share development costs and profits after the initial clinical trial data are available instead of receiving milestone payments. For XLRP, the Company is eligible to receive up to: (i) $42.5 million in milestone payments based upon successful achievement of clinical milestones (relating to dosing in specified trials), (ii) $102.5 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories and (iii) $62.5 million in milestone payments based upon the achievement of worldwide sales targets. For the XLRP program, the Company has an option to share development costs and profits after the initial clinical trial data are available instead of receiving milestone payments. In addition, the Company is eligible to receive payments of up to $592.5 million based on the exercise of the option for and the successful achievement of future milestones under its discovery programs. Each discovery program is categorized as Category A, Category B or Category C depending on the nature of the indication it seeks to address. For Category A, the Company is eligible to receive payments of up to: (i) $20.0 million based upon the successful achievement of clinical milestones (relating to dosing in specified trials) and (ii) $70.0 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories. For Category B, the Company is eligible to receive payments of up to: (i) $27.5 million based upon the successful achievement of clinical milestones (relating to dosing in specified trials) and (ii) $105.0 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories. For Category C, the Company is eligible to receive payments of up to: (i) $40.0 million based upon the successful achievement of clinical milestones (relating to dosing in specified trials) and (ii) $140.0 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories. Under certain limited circumstances, if there are discovery products from more than one discovery program in any of Category A, Category B or Category C, then the milestone payments under the applicable category shall be payable for the applicable discovery product from each such discovery program to achieve the specified milestones.

Biogen will also pay revenue-based royalties for each licensed product at tiered rates ranging from high-single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and at rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products.

Prior to 2018, the Company received a $5.0 million milestone payment related to initial dosing of a XLRS patient. In April 2018, the Company triggered a $2.5 million milestone payment related to the initial dosing of a XLRP patient. In July 2018, the Company triggered a $10.0 million milestone payment related to the treatment of a first patient of second cohort in a Phase 1/2 Clinical XLRP Study.

Accounting Analysis

For the periods prior to July 1, 2018, the Company applied the provisions of ASC 605 in accounting for this arrangement. Refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission on September 11, 2018, for the accounting analysis under these provisions.

Under ASC 605 and Topic 606, the Company has concluded that the Collaboration Agreement, the Manufacturing Agreement and the Equity Agreement should be accounted for as one arrangement as the agreements were with the same party and were negotiated and executed contemporaneously.

The performance obligations and the allocated transaction price as of the date of initial application of Topic 606 are as follows (in thousands):

Performance Obligations:	Allocated Transaction Price
XLRS License and Pre-Funded Activities	$52,060
XLRP License and Pre-Funded Activities	43,570
Pre-Funded Activities associated with the Discovery Programs	16,700

$112,330

The Pre-Funded Activities associated with the Discovery Programs amount is comprised of four distinct performance obligations based on the separate development plans for discovery candidates at contract inception. The Company concluded that the delivered license was not distinct from the Pre-Funded Activities as Biogen cannot obtain the benefit of the license without the related services. Further, each of the license and related Pre-Funded Activities performance obligation is considered a distinct performance obligation as each development plan is pursued independent of every other development plan.

The Company concluded that Post-Funded Activities represent customer options that are not material rights as any services requested by Biogen and provided by the Company are reimbursed at a rate that reflects the estimated standalone selling price for the services. As such, the Company will recognize revenue related to Post-Funded Activities as the services are provided. Through the date of adoption of ASC 606, the Company has recognized revenue of $4.7 million for Post-Funded Activities. The Company recorded revenue of $1.1 million in the three months period ended September 30, 2018 related to Post-Funded Activities.

The Company concluded that the option to receive i) commercial licenses for the Discovery Programs that achieve clinical candidate designation, as defined in the Collaboration Agreement and ii) manufacturing licenses for up to six genes pursuant to the Manufacturing Agreement represent customer options that are not material rights as the exercise price for such options reflects the estimated standalone selling price for such option. As such, the Company will account for such option if and when the options are exercised.

As of the date of the initial application of Topic 606, the total transaction price for the Biogen Agreement was $112.3 million which included a $5.0 million milestone payment for initiation of dosing of XLRS and a $2.5 million milestone payment for initiation of dosing of XLRP. The Company used the most-likely method to determine the amount of variable consideration in the Biogen Agreement. The Company believes that any estimated amount of variable consideration related to clinical and regulatory milestone payments should be fully constrained as the achievement of such milestones is highly susceptible to factors outside of the Company’s control. The Company has determined that the commercial milestones and sales-based royalties will be recognized when the related sales occur as they were deemed to relate predominately to the license granted and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

In the quarter ended September 30, 2018, the Company received a $10.0 million milestone payment related to XLRP which increased the transaction price. Based on an understanding between the parties in the quarter ended September 30, 2018, the Company also reallocated $1.1 million of Pre-Funded Amounts to cover Post-Funded Activities which resulted in a decrease to the transaction price and deferred revenue of $1.1 million in the quarter ended September 30, 2018. Additionally, the Company reallocated $1.8 million of variable consideration between Pre-Funded Activities associated with Discovery program performance obligations based on changes to the underlying development plans of the product candidates. The reallocation between Discovery Programs generated an insignificant cumulative catch up adjustment to revenue in the quarter ended September 30, 2018. The cumulative catch-up adjustment to revenue that relate to changes or reallocations of the transaction price are further discussed in the Summary of Contract Assets and Liabilities section below.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling price of each performance obligation or, in the case of certain variable consideration, to one or more performance obligations. The estimated standalone selling prices for performance obligations, that include a license and Pre-Funded Activities, were developed using the estimated selling price of the license and an estimate of the overall effort to perform the Pre-Funded Activities. The estimated selling price of the licenses were determined using a discounted cash flow valuation utilizing forecasted revenues and costs for the Company’s product candidate licenses.

The Company will recognize revenue related to the performance obligations which include a license and Pre-Funded Activities over the estimated period of the research and development services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred to satisfy the performance obligation. Management believes that recognizing revenue on a proportional performance basis based on costs incurred faithfully depicts the transfer of goods and services to the customer because the customer consumes the Company’s services as such services are performed.

During the three months ended September 30, 2018 and 2017, the Company recorded revenue of $14.0 million, and $10.3 million, respectively, related to its efforts under the Biogen Agreement. The Company has accounts receivable balances with Biogen as of September 30, 2018 and June 30, 2018 of $0.7 million and $1.7 million, respectively, related to the Biogen Agreement. As of September 30, 2018, the Company had recorded $25.4 million in deferred revenue related to the Biogen Agreement that will be recognized over the remaining performance period. The Company expects to satisfy its remaining performance obligations under the Biogen Agreement within the next three years.

The company’s revenue is comprised of the following related to the Biogen Agreement:

	For the three months ended September 30,
	2018	2017
Collaboration revenue
Licenses and related services	$4,619	$9,754
Development services	1,058	554
Milestone revenue	8,348	—

Total collaboration revenue	$14,025	$10,308

License and related services revenue is comprised of revenue related to the Company’s completion of performance obligations that contain the delivery of licenses and Pre-Funded Activities. Development services revenue relates to the delivery of Post Funded Activities. Milestone revenue relates to the portion of milestone payments received that are recognized as revenue based on the proportional performance of the underlying performance obligation.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the three months ended September 30, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended September 30, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$29,521	$10,000	$14,096	$25,425

The Company recorded an entry to increase deferred revenue and accumulated deficit for $22.6 million as of July 1, 2018 related to the adoption of Topic 606. The impact of the adoption of Topic 606 is reflected within the beginning of period balance. Additions include the $10.0 million milestone payment received associated with the XLRP program. Deductions from deferred revenue include revenue recognized related to the deferred revenue balance at the beginning of the period of $4.6 million, revenue recognized related to additions to deferred revenue in the quarter of $8.3 million (of which $7.8 million relates to performance in prior quarters) and $1.1 million of variable consideration that was constrained in the quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of September 30, 2018, and results of operations for the three months ended September 30, 2018 and 2017. This discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2018 (“June 2018 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report as well as those set forth in Part I, Item 1A, “Risk Factors” of the June 2018 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinoschisis (XLRS), achromatopsia (ACHM) and X-linked retinitis pigmentosa (XLRP), and a preclinical program in optogenetics. In addition to ophthalmology, we have initiated preclinical programs in adrenoleukodystrophy (ALD) and otology. With a number of important clinical milestones on the horizon, we believe we are well positioned to advance multiple programs towards pivotal studies. In addition to our product pipeline, we have also developed broad technological capabilities through our collaborations with Synpromics Limited (Synpromics) and the University of Florida, which provide us with expertise in vector design and manufacturing as well as synthetic promoter development and optimization. Finally, our partnership with Biogen, which includes our clinical XLRS and XLRP programs, a discovery program in ALD and two ophthalmology programs, validates our approach and technology.

Since our inception in 1999, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology and alpha-1 antitrypsin deficiency, or AAT deficiency, an inherited orphan lung disease, including activities to manufacture product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily through public offerings of our common stock, private placements of our preferred stock, and collaborations. We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the United States Food and Drug Administration, or FDA, and by patient advocacy groups such as The Foundation Fighting Blindness, or FFB, and the Alpha-1 Foundation.

We have incurred losses from operations in each year since inception except for fiscal 2017. Our net income for the three-month period ended September 30, 2018 was $1.2 million while the net loss for the fiscal year ended June 30, 2018 was $21.3 million, compared to net income of $0.4 million and net loss of $1.4 million for each of the fiscal years ended June 30, 2017 and 2016, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

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

As of September 30, 2018, we had cash and cash equivalents and investments totaling $105.4 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments at September 30, 2018, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our June 2018 Form 10-K. In addition, refer to Note 2 “Revenue Recognition” included in this quarterly report for further information regarding the adoption of ASC 606.

The Company adopted Topic 606 on July 1, 2018. See Note 2 to the condensed financial statements included in this Quarterly Report on Form 10-Q for a description of our revenue recognition accounting policies.

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

From inception through September 30, 2018, we have incurred approximately $179.3 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications. We expect sublicensing fees will fluctuate from quarter to quarter as a result of the timing of Biogen milestone payments.

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

Provision for income taxes

Income tax expense (benefit) for the three months ended September 30, 2018 was $19,000 compared to $0 for the three months ended September 30, 2017. The income tax expense for the three months ended September 30, 2018, was primarily driven by interest expense related to the Company’s uncertain tax position.

Results of Operations

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

Revenue

	For the Three Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue
Licenses and related services	$4,619	$9,754	$(5,135)	(53)%
Development services	1,058	554	504	91%
Milestone revenue	8,348	—	8,348	nm %

Total collaboration revenue	14,025	10,308	3,717	36%
Grant revenue	9	7	2	29%

Total revenue	$14,034	$10,315	$3,719	36%

Total revenue for the three months ended September 30, 2018 was $14.0 million, compared to $10.3 million for the three months ended September 30, 2017. The increase was primarily due to increased milestone revenue of $8.3 million and increased development services revenue of $0.5 million, partially offset by decreased license and related services revenue of $5.1 million. The increase in milestone revenue was primarily due to recognizing revenue of $8.3 million associated with the receipt of a $10.0 million milestone payment from Biogen. Effective July 1, 2018, the Company adopted Topic 606. Based on the Company’s Topic 606 revenue recognition methodology, milestone payments are recognized based on the proportional performance of the underlying performance obligation for which the milestone payment relates. The increase in development services revenue was primarily due to additional Phase 1/2 study activities related to the Company’s XLRP program. The decrease in license and related service revenue was due to decreased Pre-Funded XLRP activities and due to the Company’s revised pattern of revenue recognition under Topic 606. For the three months ended September 30, 2018, license and related services, which includes the Pre-Funded Activities associated with each program under the Biogen Collaboration, are recognized on a proportional performance basis under Topic 606. For the three months ended September 30, 2017, license and related services revenue was recognized based on a straight-line basis over the estimated service period under the Company’s prior revenue recognition methodology.

Research and development expense

The following table summarizes our research and development expenses by product candidate or program for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
External research and development expenses
ACHM	$1,042	$1,079	$(37)	(3)%
XLRS	431	818	(387)	(47)%
XLRP	2,759	700	2,059	294%
Research and discovery programs	877	1,763	(886)	(50)%

Total external research and development expenses	5,109	4,360	749	17%

Internal research and development expenses
Employee-related costs	2,589	2,092	497	24%
Share-based compensation	484	542	(58)	(11)%
Other	1,883	1,282	601	47%

Total internal research and development expenses	4,956	3,916	1,040	27%

Total research and development expense	$10,065	$8,276	$1,789	22%

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

Research and development expenses for the three months ended September 30, 2018 were $10.1 million, compared to $8.3 million for the three months ended September 30, 2017, an increase of $1.8 million, or 22%. This increase was primarily attributable to:

•

$0.7 million of increased external spending which was primarily due to incurring sublicense expense of $2.3 million associated with receiving a $10.0 million XLRP milestone payment from Biogen, partially offset by decreased XLRS and research and discovery program spending;

•	$0.5 million of increased employee-related expenses associated with the hiring of additional employees to support clinical trial execution and research and development activities; and

•	$0.6 million of increased general research and development expenses including training fees, equipment rental fees, dues and conference fees.

General and administrative expense

	For the Three Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$1,277	$1,381	$(104)	(8)%
Share-based compensation	697	927	(230)	(25)%
Legal and professional fees	159	264	(105)	(40)%
Other	1,080	1,134	(54)	(5)%

Total general and administrative expense	$3,213	$3,706	$(493)	(13)%

General and administrative expense for the three months ended September 30, 2018 decreased by $0.5 million to $3.2 million compared to the same period in 2017. The decrease was primarily driven by lower employee-related costs and share based compensation. Legal and professional fees also decreased by $0.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of September 30, 2018, we had an accumulated deficit of $132.3 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of September 30, 2018, we had cash, cash equivalents, and investments totaling $105.4 million. We believe that our existing cash, cash equivalents, and investments at September 30, 2018 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates and currently planned discovery programs for at least the next two years.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 12 months. As of September 30, 2018, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 12 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Three Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	583	$(8,651)	9,234	107%
Investing activities	(5,050)	26,677	(31,727)	(119)%
Financing activities	(126)	2	(128)	nm %

Net increase (decrease) in cash and cash equivalents:	$(4,593)	$18,028	$(22,621)	(125)%

Operating activities. For the three months ended September 30, 2018, net cash provided by operating activities was primarily the result of cash received from the collaboration with Biogen, partially offset by research and development and general and administrative expenses incurred in conducting normal business operations, and the impact of changes in our working capital accounts. For the three months ended September 30, 2017, net cash used in operating activities was primarily the result of cash received from the collaboration with Biogen, offset by the impact of operating losses which included research and development and general and administrative expenses incurred in conducting normal business operations, and the impact of changes in our working capital accounts.

Investing activities. Net cash used in investing activities for the three months ended September 30, 2018 consisted primarily of cash proceeds of $24.7 million from the maturity of investments, net of investment repurchases of $29.7 million. For the three months ended September 30, 2017, net cash provided by investing activities consisted primarily of cash proceeds of $26.8 million from the maturity of investments.

Financing activities. Net cash used in financing activities during the three months ended September 30, 2018 consisted primarily of payments for deferred offering costs. Net cash provided by financing activities during the three months ended September 30, 2017 was associated with the exercise of common stock options and restricted stock awards.

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

We believe that our existing cash and cash equivalents and investments at September 30, 2018, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2017, which is incorporated by reference herein, for a description of our market risks.

ITEM 4. CONTROLS AND PROCEDURES

a)	Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this quarterly report). Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, summarized and reported within the requisite time periods.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) identified in connection with the evaluation of our internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2018 for a listing of our risk factors. There has been no material change in such risk factors since June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first fiscal quarter of 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1, 2018 through July 31, 2018	685	$4.15	—	$—
August 1, 2018 through August 31, 2018	592	$4.00	—	$—
September 1, 2018 through September 30, 2018	685	$3.93	—	$—

Total	1,962	$4.03	—

(a)

These columns reflect the surrender to the Company of an aggregate of 1,962 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to an employee during the first fiscal quarter of 2019.

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

Date: November 9, 2018