Form 10-Q
period 2018-12-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2019-02-07
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of February 7, 2019 was 18,165,054.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

In thousands, except per share data	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$23,978	$31,065
Investments	72,097	73,840
Grants receivable	116	210
Prepaid and other current assets	2,959	4,009

Total current assets	99,150	109,124

Property and equipment, net	4,778	5,254
Intangible assets, net	954	968
Investment in Bionic Sight	1,961	1,980
Other assets	1,260	1,206

Total assets	$108,103	$118,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,664	$945
Accrued and other liabilities	5,823	7,155
Deferred revenue	12,701	6,295

Total current liabilities	20,188	14,395

Deferred revenue, net of current portion	7,731	610
Other liabilities	4,209	4,345

Total liabilities	32,128	19,350

Stockholders’ equity:
Preferred stock, par value $.001 per share, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock—par value $.001 per share; 150,000 shares authorized; 18,179 and 18,137 share issued; 18,164 and 18,126 shares outstanding at December 31, and June 30, 2018, respectively	18	18
Additional paid-in capital	212,550	210,139
Shares held in treasury of 15 and 11 at December 31, 2018 and June 30, 2018, respectively	(70)	(49)
Accumulated deficit	(136,523)	(110,926)

Total stockholders’ equity	75,975	99,182

Total liabilities and stockholders’ equity	$108,103	$118,532

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
In thousands, except per share amounts	2018	2017	2018	2017
Revenue:
Collaboration revenue	$5,895	$4,831	$19,920	$15,139
Grant and other revenue	39	21	48	28

Total revenue	5,934	4,852	19,968	15,167

Operating expenses:
Research and development	7,583	7,726	17,648	16,002
General and administrative and other	3,022	3,368	6,235	7,074

Total operating expenses	10,605	11,094	23,883	23,076

Loss from operations	(4,671)	(6,242)	(3,915)	(7,909)
Other income:
Investment income, net	520	271	991	541
Other expense	—	(10)	—	(10)

Total other income, net	520	261	991	531

Loss before provision for income taxes	(4,151)	(5,981)	(2,924)	(7,378)
Provision (benefit) for income taxes	19	(791)	38	(791)

Loss before equity in net losses of affiliate	(4,170)	(5,190)	(2,962)	(6,587)
Equity in net losses of affiliate	(11)	—	(19)	—

Net loss	$(4,181)	$(5,190)	$(2,981)	$(6,587)

Weighted Average Shares Outstanding
Weighted average shares outstanding—basic	18,151	18,094	18,140	18,091
Weighted average shares outstanding—diluted	18,151	18,094	18,140	18,091

Net loss per common share
Net loss per share, basic	$(0.23)	$(0.29)	$(0.16)	$(0.36)
Net loss per share, diluted	$(0.23)	$(0.29)	$(0.16)	$(0.36)

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
In thousands	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance, June 30, 2017	18,088	$18	—	$—	$204,937	$(89,626)	$115,329
Share based compensation expense	—	—	—	—	1,469	—	1,469
Shares issued under employee plans	5	—	—	—	2	—	2
Net loss	—	—	—	—	—	(1,397)	(1,397)

Balance, September 30, 2017	18,093	$18	—	$—	$206,408	$(91,023)	$115,403
Share based compensation expense	—	—	—	—	1,331	—	1,331
Shares issued under employee plans	12	—	—	—	39	—	39
Net loss	—	—	—	—	—	(5,190)	(5,190)

Balance, December 31, 2017	18,105	$18	—	$—	$207,778	$(96,213)	$111,583

Balance, June 30, 2018	18,126	$18	11	$(49)	$210,139	$(110,926)	$99,182
Cumulative impact of adopting Topic 606 on July 1, 2018	—	—	—	—	—	(22,616)	(22,616)
Share based compensation expense	—	—	—	—	1,181	—	1,181
Shares issued under employee plans	4	—	2	(8)	—	—	(8)
Net income	—	—	—	—	—	1,200	1,200

Balance, September 30, 2018	18,130	$18	13	$(57)	$211,320	$(132,342)	$78,939
Share based compensation expense	—	—	—	—	1,094	—	1,094
Shares issued under employee plans	34	—	2	(13)	136	—	123
Net loss	—	—	—	—	—	(4,181)	(4,181)

Balance, December 31, 2018	18,164	$18	15	$(70)	$212,550	$(136,523)	$75,975

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
In thousands	2018	2017
Cash flows from operating activities
Net loss	$(2,981)	$(6,587)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Share-based compensation expense	2,275	2,800
Depreciation and amortization	639	544
Recovery of bad debts	(258)	—
Investment (discount accretion) premium amortization	(353)	143
Equity in net losses of affiliate	19	—
Changes in operating assets and liabilities:
Grants receivable	(17)	(29)
Prepaid and other assets	291	(1,747)
Deferred revenues	(7,960)	(13,489)
Accounts payable	719	38
Accrued and other liabilities	(1,350)	(173)

Net cash (used in) operating activities	(8,976)	(18,500)

Cash flows from investing activities
Purchase of property and equipment	(81)	(134)
Purchase of and capitalized costs related to intangible assets	(68)	—
Maturity of investments	46,619	58,288
Purchase of investments	(44,523)	—

Net cash provided by investing activities	1,947	58,154

Cash flows from financing activities
Proceeds from exercise of common stock options	136	3
Deferred offering costs	(168)	—
Payments made toward capital lease obligations	(26)	(18)

Net cash (used in) financing activities	(58)	(15)

Net change in cash and cash equivalents	(7,087)	39,639
Cash and cash equivalents, beginning of period	31,065	30,706

Cash and cash equivalents, end of period	$23,978	$70,345

Supplemental disclosure of cash flow
Cash paid during the period for income taxes	$—	$670
Non cash flow information
Capital lease obligation related to the purchase of equipment	$—	$209
Lease incentive obligation related to the purchase of leasehold improvements	$—	$627
Shares issued for no consideration	$21	$38

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Operations:

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

In July 2015, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Biogen MA, Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), pursuant to which the Company and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat X-linked retinoschisis (“XLRS”), X-linked retinitis pigmentosa (“XLRP”), and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies. The Collaboration Agreement became effective in August 2015. On December 7, 2018, the Company received notice from Biogen that it had elected to terminate the Collaboration Agreement effective as of March 8, 2019. The Collaboration Agreement and other transactions with Biogen are discussed further in Note 6 to these Unaudited Condensed Financial Statements.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of December 31, 2018, the Company had an accumulated deficit of $136.5 million. While the Company expects to continue to generate some revenue from partnering, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. At December 31, 2018, the Company had cash and cash equivalents and liquid investments of $96.1 million.

2.	Summary of Significant Accounting Policies:

Basis of presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented.

The adjustments referred to above are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting.

The Condensed Balance Sheet as of June 30, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. These Unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2018 Annual Report on Form 10-K (“June 30, 2018 Form 10-K”). Results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and managed our business as one segment.

Use of estimates

The preparation of financial statements in conformity with GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less at the time of purchase and generally include money market accounts.

Investments

The Company’s investments consist of certificates of deposit and debt securities classified as held-to maturity. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

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

The adoption of the new revenue recognition guidance resulted in an increase of $22.6 million in deferred revenue and accumulated deficit as of July 1, 2018. For the six months ended December 31, 2018, revenue increased by $5.0 million, net income increased by $5.0 million and basic and diluted net income per share increased by $0.28 per share based on revenue recognition under Topic 606 as compared to the Company’s prior revenue recognition methodology under ASC 605, Revenue Recognition. These changes were primarily caused by the differences in determining and allocating transaction price and recognizing revenue on a proportional performance basis under Topic 606.

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

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act contains several key provisions including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%. In addition, federal net operating losses (“NOLs”) will be carried forward indefinitely, but will be subject to an 80% utilization against taxable income. The Company has enacted the reduction in tax rate effective January 1, 2018, which resulted in a decrease to the deferred tax asset and a decrease to the valuation allowance. During the second quarter of fiscal 2019, the measurement period provided by SEC Staff Accounting Bulletin 118 closed and the Company did not make any other adjustments to the provisional estimates recorded in prior periods. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with Accounting Standards Codification (ASC) 740, the Company will recognize any effects of the guidance in the period that such guidance is issued.

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

For the six months ended December 31, 2018, the Company’s tax expense included an increase in the uncertain tax position liability of $38,000 related to interest on the uncertain tax position. The uncertain tax position liability as of December 31, 2018 and June 30, 2018 was $1,997,000 and $1,959,000, respectively.

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

Prepayments related to research and development activities were $1.3 million and $1.0 million at December 31, 2018 and June 30, 2018, respectively, and are included within the prepaid and other current assets line item on the Unaudited Condensed Balance Sheets.

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

For purposes of calculating stock-based compensation, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Historically, the expected volatility was primarily based on the historical volatility of peer company data. For the three and six months ended December 31, 2018, the expected volatility is based on the historical volatility of the company stock price. If the Company had used peer company data for the three and six months ended December 31, 2018, share-based compensation expense for the reporting period would have differed by an insignificant amount. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company’s stock options. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts. If factors change and the Company employs different assumptions, stock-based compensation expense may differ significantly from what has been recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, the Company may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact the Company’s results of operations in the period such changes are made.

Net loss per share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents. The dilutive impact of stock options and warrants for the three and six month periods ended December 31, 2018 and 2017 totaled 0.2 million shares. The dilutive impact of stock options and warrants have been excluded from the calculation of diluted net loss per share for the for the three and six months ended December 31, 2018 and December 31, 2017, as their effect would be anti-dilutive. Therefore, for the three and six months ended December 31, 2018 and December 31, 2017, basic and diluted net loss per share are the same.

Comprehensive income or loss

Comprehensive income (loss) consists of net income (loss) and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all periods presented.

New accounting pronouncements

Adopted in the current period

Revenue recognition

In May 2014, Topic 606, which replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance was effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company adopted the new standard effective July 1, 2018 using the modified retrospective approach. Refer to Note 6 for the impact of adoption.

Share-Based Compensation

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

To be adopted in future periods

Leases

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

Share-Based Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The standard will be effective for the Company on July 1, 2020. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this standard on its financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates, adds and modifies certain disclosure requirements for fair value measurement as part of its disclosure framework project. The amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy will no longer be required to be disclosed, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This standard will be effective for the Company on July 1, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

3.	Share-based Compensation Plans:

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan. No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance. A summary of the stock option and restricted stock activity for the six months ended December 31, 2018 and 2017 is as follows:

	For the Six Months Ended December 31,
	2018		2017
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	3,107	$10.93	2,714	$12.96
Granted	983	4.59	746	4.83
Exercised	(29)	4.52	(7)	0.35
Forfeited	(213)	7.41	(309)	9.76
Expired	(184)	13.40	(15)	15.35

Outstanding at December 31,	3,664	$9.37	3,129	$11.35

Exercisable at December 31,	2,034		1,694

Weighted average fair value of options granted during the period	$2.38		$3.49

For the three and six months ended December 31, 2018, share-based compensation expense related to stock options and restricted stock awarded to employees, non-employee directors and consultants amounted to approximately $1.1 million and $2.3 million, respectively, compared to $1.3 million and $2.8 million, respectively, for the three and six months ended December 31, 2017.

As of December 31, 2018, there was $6.3 million of unrecognized compensation expense related to non-vested stock options and restricted stock. During the six months ended December 31, 2018, 987,000 stock options and restricted stock awards were granted to the Company’s employees and non-employee directors under the 2013 Equity and Incentive Plan. The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

Assumption	Six months ended December 31, 2018
Dividend yield	0.00%
Expected term	6.00 – 6.25 years
Risk-free interest rate	2.76 – 3.11%
Expected Volatility	69.22%

4.	Investments:

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s investments by category as of December 31, 2018 and June 30, 2018:

In thousands	December 31, 2018	June 30, 2018
Investments—Current:
Certificates of deposit	$—	$2,106
Debt securities—held-to-maturity	72,097	71,734

Total investments—current	$72,097	$73,840

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	At December 31, 2018
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments—Current:
U.S. government and agency obligations	$72,097	$—	$(41)	$72,056

Total investments—current	$72,097	$—	$(41)	$72,056

	At June 30, 2018
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments—Current:
U.S. government and agency obligations	$69,731	$—	$(60)	$69,671
Corporate obligations	2,003	—	(1)	2,002

	$71,734	$—	$(61)	$71,673

The amortized cost and fair value of held-to-maturity debt securities as of December 31, 2018, by contractual maturity, were as follows:

In thousands	Amortized Cost	Fair Value
Due in one year or less	$72,097	$72,056

	$72,097	$72,056

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to an other-than-temporary impairment. Therefore, the Company believes these losses to be temporary. As of December 31, 2018, the Company did not have the intent to sell any of the securities that were in an unrealized loss position at that date.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Fair Value	Total Carrying Value
December 31, 2018
Cash and cash equivalents	$23,978	$—	$—	$23,978	$23,978
Held-to-maturity investments:
U.S. government and agency obligations	72,056	—	—	72,056	72,097

Total assets	$96,034	$—	$—	$96,034	$96,075

June 30, 2018
Cash and cash equivalents	$31,065	$—	$—	$31,065	$31,065
Certificates of deposit	—	2,100	—	2,100	2,106
Held-to-maturity investments:
Corporate obligations	—	2,002	—	2,002	2,003
U.S. government and agency obligations	69,671	—	—	69,671	69,731

Total assets	$100,736	$4,102	$—	$104,838	$104,905

6.	Collaboration Agreements

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

Under the Collaboration Agreement, the Company has granted to Biogen with respect to the XLRS and XLRP programs, and upon exercise of the option for the applicable discovery program, an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the licensed products or discovery programs developed under the Collaboration Agreements. Biogen and the Company have also granted each other worldwide licenses, with the right to grant sublicenses, of their respective interests in other intellectual property developed under the collaboration outside the licensed products or discovery programs. Biogen has pre-funded the Company to conduct all development activities through the completion of a first in human trial for the XLRS program and all development activities through the date that the Investigational New Drug Application (“IND”) becomes effective and the completion of a natural history study for the XLRP program. In addition, Biogen has pre-funded the Company to conduct discovery, research and development activities for additional drug candidates through the stage of clinical candidate designation for discovery programs targeting three indications (of which one indication has two development plans at contract inception), after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate. The pre-funded research and development activities for each program are referred to as “Pre-Funded Activities”. Biogen will reimburse the Company on an FTE basis for any additional expenses related to development activities that the Company incurs (“Post-Funded Activities”).

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

Under the Collaboration Agreement, the Company was paid an upfront nonrefundable fee of $94.0 million of which $58.4 million was contractually described as relating to the Pre-Funded Activities (“Pre-Funded Amounts”) and $35.6 million was contractually described as relating to the access of licenses. In addition, under the terms of the Equity Agreement, Biogen purchased 1,453,957 shares of the Company’s common stock at a price of $20.63 per share, for an aggregate cash purchase price of $30.0 million of which $10.8 million was considered to be allocated consideration as part of the Collaboration Agreement. The shares issued to Biogen represented approximately 8.1% of the Company’s outstanding common stock on a post-issuance basis, calculated on the number of shares that were outstanding at June 30, 2015, and constitute restricted securities that may not be resold by Biogen other than in a transaction registered under, or pursuant to an exemption from the registration requirements of, the Securities Act of 1933, as amended.

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

On December 7, 2018, the Company received notice from Biogen that Biogen had elected to terminate the Collaboration Agreement effective as of March 8, 2019. While the Company will recognize additional revenue as it continues to perform under that agreement prior to the effective date of the termination of the Collaboration Agreement, the Company will not receive any milestone-based or royalty payments under that agreement after its termination.

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

The Company concluded that Post-Funded Activities represent customer options that are not material rights as any services requested by Biogen and provided by the Company are reimbursed at a rate that reflects the estimated standalone selling price for the services. As such, the Company will recognize revenue related to Post-Funded Activities as the services are provided. Through the date of adoption of ASC 606, the Company has recognized revenue of $4.7 million for Post-Funded Activities. The Company recorded revenue of $0.9 million and $2.0 million in the three and six months period ended December 31, 2018 related to Post-Funded Activities.

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

In the quarter ended September 30, 2018, the Company received a $10.0 million milestone payment related to XLRP which increased the transaction price. Based on an understanding between the parties in the quarter ended September 30, 2018, the Company also reallocated $1.1 million of Pre-Funded Amounts to cover Post-Funded Activities which resulted in a decrease to the transaction price and deferred revenue of $1.1 million in the quarter ended September 30, 2018. Additionally, the Company reallocated $1.8 million of variable consideration between Pre-Funded Activities associated with Discovery program performance obligations based on changes to the underlying development plans of the product candidates. The total transaction price did not change in the quarter ended December 31, 2018.

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

The Company will recognize revenue related to the performance obligations which include a license and Pre-Funded Activities over the estimated period of the research and development services using a proportional performance model. The Company measures proportional performance based on the costs incurred relative to the total costs expected to be incurred to satisfy the performance obligation. Management believes that recognizing revenue on a proportional performance basis based on costs incurred faithfully depicts the transfer of goods and services to the customer because the customer consumes the Company’s services as such services are performed. The Company will account for the termination of the Collaboration Agreement upon the effective date of the termination. The Company updated its total costs estimated to be incurred to satisfy the performance obligations as of December 31, 2018; however, such estimates do not include any impact of the termination which is expected to occur in the three-month period ended March 31, 2019.

During the three and six months ended December 31, 2018 and 2017, the Company recorded revenue of $5.9 million and $19.9 million, and $4.8 million and $15.1 million, respectively, related to its efforts under the Biogen Agreement. The Company has net accounts receivable balances with Biogen as of December 31, 2018 and June 30, 2018 of $0.9 million and $1.7 million, respectively, related to the Biogen Agreement. As of December 31, 2018, the Company had recorded $20.4 million in deferred revenue related to the Biogen Agreement that will be recognized over the remaining performance period. Absent the termination of the Collaboration Agreement, the Company expects to satisfy its remaining performance obligations under the Biogen Agreement within the next three years. If the Collaboration Agreement is terminated effective March 8, 2019, any remaining deferred revenue will be recognized as revenue.

The company’s revenue is comprised of the following related to the Biogen Agreement:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
In thousands,	2018	2017	2018	2017
Collaboration revenue
Licenses and related services	$4,362	$3,735	$8,981	$13,489
Development services	903	1,096	1,961	1,650
Milestone revenue	630	—	8,978	—

Total collaboration revenue	$5,895	$4,831	19,920	$15,139

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

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the three and six months ended December 31, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three months ended December 31, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$25,425	$—	$4,993	$20,432

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six months ended December 31, 2018
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$29,521	$10,000	$19,089	$20,432

The Company recorded an entry to increase deferred revenue and accumulated deficit for $22.6 million as of July 1, 2018 related to the adoption of Topic 606. The impact of the adoption of Topic 606 is reflected within the beginning of period balance for the six months ended December 31, 2018. Additions for the six months ended December 31, 2018 include the $10 million milestone payment received associated with the XLRP program. Deductions from deferred revenue for the three months ended December 31, 2018 represent revenue recognized related to the deferred revenue balance at the beginning of the period. Deductions from deferred revenue for the six months ended December 31, 2018 include revenue recognized related to the deferred revenue balance of $9.6 million, revenue recognized related to additions to deferred revenue of $8.3 million (of which $7.8 million relates to performance in prior quarters) and $1.1 million of variable consideration that was constrained.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of December 31, 2018, and results of operations for the three and six months ended December 31, 2018 and 2017. This discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2018, (“June 2018 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report as well as those set forth in Part I, Item 1A, “Risk Factors” of the June 2018 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinoschisis (XLRS), achromatopsia (ACHM) and X-linked retinitis pigmentosa (XLRP), and a preclinical program in optogenetics. In addition to ophthalmology, we haveinitiated preclinical programs in adrenoleukodystrophy (ALD) and otology. With a number of important clinical milestones on the horizon, we believe we are well positioned to advance multiple programs towards pivotal studies. In addition to our product pipeline, we have also developed broad technological capabilities through our collaborations with Synpromics Limited (Synpromics) and the University of Florida, which provide us with expertise in vector design and manufacturing as well as synthetic promoter development and optimization.

Since our inception in 1999, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology and alpha-1 antitrypsin deficiency, or AAT deficiency, an inherited orphan lung disease, including activities to manufacture product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily through public offering of our common stock, private placement of preferred stock, and collaborations. We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the United States Food and Drug Administration, or FDA, and by patient advocacy groups such as The Foundation Fighting Blindness, or FFB, and the Alpha-1 Foundation.

We have incurred losses from operations in each year since inception except for fiscal 2017. Our net loss for the six-month period ended December 31, 2018 was $3.0 million while the net loss for the fiscal year ended June 30, 2018 was $21.3 million, compared to net income of $0.4 million and net loss of $1.4 million for each of the fiscal years ended June 30, 2017 and 2016, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

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

As of December 31, 2018, we had cash and cash equivalents and investments totaling $96.1 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments at December 31, 2018, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

On December 7, 2018, we received written notice from Biogen MA Inc. (Biogen), a wholly owned subsidiary of Biogen Inc., that Biogen has elected to terminate the Collaboration and License Agreement between Biogen and us effective as of March 8, 2019. Upon expected termination of the Collaboration Agreement, we will receive back the exclusive license rights to develop, manufacture and commercialize the product candidates for all of our partnered programs including our XLRP program, XLRS program and our three discovery programs. As we reported on December 12, 2018, based on topline interim six-month data from our Phase 1/2 clinical trial of our XLRS product candidate that showed no clinical activity at six-months, we will complete patient monitoring activities on the XLRS program according to the clinical protocol, but we will not further develop our XLRS product candidate. We plan to continue to advance our XLRP and ACHM product candidates, as we believe the general safety and tolerability of our gene delivery platform is supported by our XLRS clinical data, and we are evaluating next steps for our discovery programs.

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

For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our June 2018 Form 10-K, for the year ended June 30, 2018.

The Company adopted Topic 606 on July 1, 2018. See Note 2 to these Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a description of our revenue recognition accounting policies.

New Accounting Pronouncements

Refer to Note 2 to these Unaudited Condensed Financial Statements included in this quarterly report for further information on recently issued accounting standards.

Financial operations review

Revenue

We primarily generate revenue through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and from federal research and development grant programs. On December 7, 2018, the Company received a letter from Biogen that served as notice that Biogen had elected to terminate the Collaboration Agreement in its entirety effective as of March 8, 2019. We will account for the termination of the Collaboration Agreement upon the effective date of the termination. If the Collaboration Agreement is terminated effective March 8, 2019, deferred revenue as of December 31, 2018 of $20.4 million will be recognized as revenue in the three month period ending March 31, 2019. Thereafter, no more collaboration revenue related to the Collaboration Agreement will be recognized. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments, development services, research and development grants, and from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property. We do not expect to generate revenue from product sales for the foreseeable future, if at all. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, our results of operations and financial position would be materially adversely affected.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing as well as any additional clinical trials and other research and development activities;

•	our ability to enter into partnership or collaboration agreements with third parties;

•	the timing and level of activity as determined by us or jointly with our partners;

•	the level of funding received from our partners;

•	whether or not we elect to cost share with our partners;

•	the countries in which trials are conducted;

•	future clinical trial results;

•	uncertainties in clinical trial enrollment rates or drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies or elected as best practice by us;

•	increased cost and delay associated with manufacturing or testing issues, including ongoing quality assurance, qualifying new vendors and developing in-house capabilities;

•	significant and changing government regulation; and

•	the timing and receipt of any regulatory approvals.

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

From inception through December 31, 2018, we have incurred approximately $186.9 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications.

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

Provision for income taxes

Income tax expense (benefit) for the three and six months ended December 31, 2018 was $19,000 and $38,000, respectively, compared to ($791,000) for both the three and six months ended December 31, 2017. The income tax expense for the three and six months ended December 31, 2018, was primarily driven by interest expense related to the Company’s uncertain tax position.

Results of Operations

Comparison of the three months ended December 31, 2018 to the three months ended December 31, 2017

Revenue

	For the Three Months Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue
License and related services	$4,362	$3,735	$627	17%
Development services	903	1,096	(193)	(18)%
Milestone revenue	630	—	630	nm %

Total collaboration revenue	5,895	4,831	1,064	22%
Grant revenue	39	21	18	86%

Total revenue	$5,934	$4,852	$1,082	22%

Total revenue for the three months ended December 31, 2018 was $5.9 million, compared to $4.9 million for the three months ended December 31, 2017. The increase was primarily due to increased license and related services revenue of $0.6 million and an increase in milestone revenue of $0.6 million, partially offset by decreased development services revenue of $0.2 million. Effective July 1, 2018, the Company adopted Topic 606. Based on the Company’s Topic 606 revenue recognition methodology, milestone payments are recognized based on the proportional performance of the underlying performance obligation for which the milestone payment relates. The decrease in development services revenue was primarily due to timing of Phase 1/2 study activities related to the Company’s XLRP program. The increase in license and related service revenue was due to the Company’s revised pattern of revenue recognition under Topic 606. For the three months ended December 31, 2018, license and related services, which includes the Pre-Funded Activities associated with each program under the Biogen Collaboration, are recognized on a proportional performance basis under Topic 606. For the three months ended December 31, 2017, license and related services revenue was recognized based on a straight-line basis over the estimated service period under the Company’s prior revenue recognition methodology.

Research and development expense

The following table summarizes our research and development expenses by product candidate or program for the three months ended December 31, 2018 and 2017:

	For the Three Months Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
External research and development expenses
ACHM	$955	$675	$280	41%
XLRS	433	520	(87)	(17)%
XLRP	336	547	(211)	(39)%
Research and discovery programs	1,158	1,969	(811)	(41)%

Total external research and development expenses	2,882	3,711	(829)	(22)%

Internal research and development expenses
Employee-related costs	2,624	2,092	532	25%
Share-based compensation	541	647	(106)	(16)%
Other	1,536	1,276	260	20%

Total internal research and development expenses	4,701	4,015	686	17%

Total research and development expense	$7,583	$7,726	$(143)	(2)%

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

Research and development expenses for the three months ended December 31, 2018 were $7.6 million, compared to $7.7 million for the three months ended December 31, 2017, a decrease of $0.1 million, or 2%. This decrease was primarily due to decreased external spending of $0.8 million, partially offset by increased internal spending of $0.7 million. The decrease in external spending was primarily due to decreased research and discovery spending associated with our pre-clinical otology and ophthalmology programs. The increase in internal spending was primarily due to hiring of additional employees to support clinical trial execution and research and development activities.

General and administrative expense

	For the Three Months Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$1,046	$1,388	$(342)	(25)%
Share-based compensation	553	685	(132)	(19)%
Legal and professional fees	82	73	9	12%
Other	1,341	1,222	119	10%

Total general and administrative expense	$3,022	$3,368	$(346)	(10)%

General and administrative expense for the three months ended December 31, 2018 decreased by $0.3 million to $3.0 million compared to the same period in 2017. The decrease was primarily driven by $0.5 million in lower employee-related costs and share-based based compensation. The decreases were partially offset by $0.1 million increase in other general and administrative expenses during the three months ended December 31, 2018 compared to the three months ended December 31, 2017.

Comparison of six months ended December 31, 2018 to the six months ended December 31, 2017

Revenue

	For the Six Months Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Collaboration revenue
License and related services	$8,981	$13,489	$(4,508)	(33)%
Development services	1,961	1,650	311	19%
Milestone revenue	8,978	—	8,978	nm %

Total collaboration revenue	19,920	15,139	4,781	32%
Grant revenue	48	28	20	71%

Total revenue	$19,968	$15,167	$4,801	32%

Total revenue for the six months ended December 31, 2018 was $20.0 million, compared to $15.2 million for the six months ended December 31, 2017. The increase was primarily due to increased milestone revenue of $9.0 million and increased development services revenue of $0.3 million, partially offset by decreased license and related services revenue of $4.5 million. The increase in milestone revenue was primarily due to recognizing revenue of $8.3 million associated with the receipt of a $10.0 million milestone payment from Biogen. Effective July 1, 2018, the Company adopted Topic 606. Based on the Company’s Topic 606 revenue recognition methodology, milestone payments are recognized based on the proportional performance of the underlying performance obligation for which the milestone payment relates. The increase in development services revenue was primarily due to additional Phase 1/2 study activities related to the Company’s XLRP program. The decrease in license and related service revenue was due to decreased Pre-Funded XLRP activities and due to the Company’s revised pattern of revenue recognition under Topic 606. For the six months ended December 31, 2018, license and related services, which includes the Pre-Funded Activities associated with each program under the Biogen Collaboration, are recognized on a proportional performance basis under Topic 606. For the six months ended December 31, 2017, license and related services revenue was recognized based on a straight-line basis over the estimated service period under the Company’s prior revenue recognition methodology.

Research and development expense

	For the Six Months Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
External research and development expenses
ACHM	$1,997	$1,754	$243	14%
XLRS	864	1,338	(474)	(35)%
XLRP	3,095	1,247	1,848	148%
Research and discovery programs	2,035	3,732	(1,697)	(45)%

Total external research and development expenses	7,991	8,071	(80)	(1)%

Internal research and development expenses
Employee-related costs	5,213	4,184	1,029	25%
Share-based compensation	1,025	1,189	(164)	(14)%
Other	3,419	2,558	861	34%

Total internal research and development expenses	9,657	7,931	1,726	22%

Total research and development expense	$17,648	$16,002	$1,646	10%

Research and development expenses for the six months ended December 31, 2018 were $17.6 million, compared to $16.0 million for the six months ended December 31, 2017, an increase of $1.6 million, or 10%. This increase was primarily attributable to:

•	$1.8 million of increased external spending related to XLRP primarily due to incurring sublicense expenses associated with receiving a $10.0 million XLRP milestone payment from Biogen;

•	$1.0 million of increased employee-related expenses associated with the hiring of additional employees to support clinical trial execution and research and development activities; and

•	$0.8 million of increased general research and development expenses including training fees, equipment rental fees, dues and conference fees.

These increases were partially offset by:

•	$1.7 million of decreased research and discovery spending primarily due to decreased otology and pre-clinical opthamology activities; and

•	$0.5 million of decreased external XLRS expenses primarily due to reaching full enrollment on the Phase 1/2 clinical trial.

General and administrative expense

	For the Six Months Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Employee-related costs	$2,323	$2,770	$(447)	(16)%
Share-based compensation	1,250	1,612	(362)	(22)%
Legal and professional fees	241	337	(96)	(28)%
Other	2,421	2,355	66	3%

Total general and administrative expense	$6,235	$7,074	$(839)	(12)%

General and administrative expense for the six months ended December 31, 2018 decreased by $0.8 million to $6.2 million compared to the same period in 2017. The decrease was primarily driven by $0.8 million in lower employee-related costs and share based compensation. Legal and professional fees also decreased by $0.1 million during the six months ended December 31, 2018 compared to the six months ended December 31, 2017.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of December 31, 2018, we had an accumulated deficit of $136.5 million. It will be several years, if ever, before we have a product candidate ready for commercialization. As noted above, our collaboration agreement with Biogen will terminate effective as of March 8, 2019 and we will not receive any milestone-based or royalty payments under that agreement following its expected termination. Accordingly, we expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of December 31, 2018, we had cash, cash equivalents, and investments totaling $96.1 million. In connection with Bionic Sight’s expected IND filing for its optogenetic product in the first half of calendar year 2019, we will be obligated to purchase $4.0 million of additional equity in Bionic Sight, upon IND and Institutional Review Board clearance. We believe that our existing cash, cash equivalents, and investments at December 31, 2018 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates and currently planned discovery programs for at least the next two years.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months. As of December 31, 2018, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 12 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	For the Six Months Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(8,976)	$(18,500)	$9,524	51%
Investing activities	1,947	58,154	(56,207)	(97)%
Financing activities	(58)	(15)	(43)	287%

Net (decrease) increase in cash and cash equivalents	$(7,087)	$39,639	$(46,726)	(118)%

Operating activities. For the six months ended December 31, 2018 and 2017, net cash used in operating activities was primarily the result of cash received from the collaboration with Biogen, offset by research and development and general and administrative expenses incurred in conducting normal business operation cash payments made for normal business operations and the impact of changes in our working capital accounts.

Investing activities. Net cash provided by investing activities for the six months ended December 31, 2018 consisted primarily of cash proceeds of $46.6 million from the maturity of investments, net of investment repurchases of $44.5 million. For the six months ended December 31, 2017, net cashed provided by investing activities consisted primarily of cash proceeds of $58.3 million from the maturity of investments.

Financing activities. Net cash used in financing activities during the six months ended December 31, 2018 consisted primarily of payments for deferred offering costs, partially offset by proceeds from the exercise of common stock options. Net cash used in financing activities during the six months ended December 31, 2017 was primarily associated with payments toward capital lease obligations, with a minor offset resulting from the exercise of common stock options.

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

We believe that our existing cash and cash equivalents and investments at December 31, 2018, will be will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2018, which is incorporated by reference herein, for a description of our market risks.

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

Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2018 for a listing of our risk factors. Material changes to those risk factors since June 30, 2018 are noted below.

As a result of the expected termination of the Biogen Collaboration Agreement, we will not receive any future milestone-based or royalty payments under the agreement after March 8, 2019.

On December 7, 2018, Biogen provided us with notice that it was unilaterally terminating the Biogen Collaboration Agreement in its entirety. The expected termination will become effective on March 8, 2019. Under the terms of the Collaboration Agreement, we agreed to collaborate with Biogen to develop, seek regulatory approval for and commercialize gene therapy products to treat X-linked juvenile retinoschisis (“XLRS”) and X-linked retinitis pigmentosa (“XLRP”) based on our adeno-associated virus (“AAV”) vector technologies. The Collaboration Agreement also provided for discovery programs targeting three indications using our AAV technology whereby we would conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen would have been eligible to exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate. We also granted Biogen: (i) an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by us for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement and (ii) a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, of our interest in other intellectual property developed pursuant to the agreement. Upon the expected termination of the Collaboration Agreement, we will receive back the exclusive license rights to develop, manufacture or commercialize XLRP, XLRS and the three discovery programs. However, as a result of the expected termination of the Collaboration Agreement, we will not receive any future milestone-based or royalty payments under that agreement after March 8, 2019.

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

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2018, and 2017, our cash and cash equivalents and investments amounted to $96.1 million and $119.7 million, respectively. Our research and development expenses were $32.2 million, $26.2 million and $39.4 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. We believe that our existing cash and cash equivalents at December 31, 2018 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for at least the next two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches.

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

As a result of the expected termination of the Biogen Collaboration Agreement, we will not receive any future milestone-based or royalty payments under that agreement after March 8, 2019 which will make it more likely that we will need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. If we are unable to obtain needed funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, cash flows and prospects and cause the price of our common stock to decline.

Collaborations with third parties may be important to our business. If these collaborations are not successful, our business could be adversely affected.

In addition to our current collaborations with Biogen, Synpromics, the University of Florida and Bionic Sight, we may in the future seek third-party collaborators for the development and commercialization of product candidates based on our gene therapy platform. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from any future collaboration or license agreement will depend on the collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any collaborators may have the right to abandon research or development projects and terminate applicable agreements, including any funding obligations, prior to or upon the expiration of the agreed upon terms. For example, on December 7, 2018, we received notice from Biogen that our collaboration agreement with them would be terminated effective March 8, 2019. As a result of the expected termination, we will not receive any future milestone-based or royalty payments under the Collaboration Agreement after March 8, 2019.

Our current collaborations or any collaboration we enter into in the future, may also pose a number of risks, including the following:

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

•

collaborations may be terminated at the convenience of the collaborator or for a material breach by either party, and, if a collaboration is terminated, we could be required to make payments to the collaborator or have our potential payments under the collaboration reduced; and

•

in the event of the termination of a collaboration, like the expected termination of the Biogen Collaboration Agreement effective as of March 8, 2019, we could be required to raise additional capital to pursue further development or commercialization of the product candidates returned to us by our former collaborator.

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

We may in the future determine to collaborate with other pharmaceutical and biotechnology companies for development and potential commercialization of product candidates. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement with any such new party will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

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

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second fiscal quarter of 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2018 through October 31, 2018	612	$6.46	—	$—
November 1, 2018 through November 30, 2018	685	$7.05	—	$—
December 1, 2018 through December 31, 2018	611	$6.11	—	$—

Total	1,908	$6.56	—

(a)

These columns reflect the surrender to the Company of an aggregate of 1,908 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to an employee during the second fiscal quarter of 2019.

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

Date: February 7, 2019