Form 10-Q
period 2019-03-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2019-05-07
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36370

APPLIED GENETIC TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3553710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14193 NW 119th Terrace, Suite 10, Alachua, Florida 32615

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AGTC	Nasdaq Global Market

The number of shares of the registrant’s common stock outstanding as of April 30, 2019 was 18,171,310

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

In thousands, except per share data	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$21,570	$31,065
Investments	67,665	73,840
Grants receivable	26	210
Prepaid and other current assets	2,948	4,009

Total current assets	92,209	109,124

Property and equipment, net	4,500	5,254
Intangible assets, net	994	968
Investment in Bionic Sight	1,952	1,980
Other assets	1,260	1,206

Total assets	$100,915	$118,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,450	$945
Accrued and other liabilities	7,024	7,155
Deferred revenue	—	6,295

Total current liabilities	8,474	14,395

Deferred revenue, net of current portion	—	610
Other liabilities	4,139	4,345

Total liabilities	12,613	19,350

Stockholders’ equity:
Preferred stock, par value $.001 per share, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock—par value $.001 per share; 150,000 shares authorized; 18,185 and 18,137 shares issued; 18,168 and 18,126 shares outstanding at March 31, 2019 and June 30, 2018, respectively	18	18
Additional paid-in capital	213,395	210,139
Shares held in treasury of 17 and 11 at March 31, 2019 and June 30, 2018, respectively	(77)	(49)
Accumulated deficit	(125,034)	(110,926)

Total stockholders’ equity	88,302	99,182

Total liabilities and stockholders’ equity	$100,915	$118,532

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands, except per share amounts	2019	2018	2019	2018
Revenue:
Collaboration revenue	$21,207	$3,588	$41,128	$18,727
Grant and other revenue	111	15	158	43

Total revenue	21,318	3,603	41,286	18,770

Operating expenses:
Research and development	7,203	7,353	24,851	23,355
General and administrative and other	3,110	3,946	9,345	11,020

Total operating expenses	10,313	11,299	34,196	34,375

Income/(loss) from operations	11,005	(7,696)	7,090	(15,605)
Other income:
Investment income, net	512	325	1,504	866
Other expense	—	—	—	(10)

Total other income, net	512	325	1,504	856

Income/(loss) before provision for income taxes	11,517	(7,371)	8,594	(14,749)
Provision/(benefit) for income taxes	19	725	57	(66)

Income/(loss) before equity in net losses of affiliate	11,498	(8,096)	8,537	(14,683)
Total other loss, net	(9)	(5)	(29)	(5)

Net income/(loss)	$11,489	$(8,101)	$8,508	$(14,688)

Weighted Average Shares Outstanding
Weighted average shares outstanding—basic	18,166	18,112	18,149	18,098
Weighted average shares outstanding—diluted	18,324	18,112	18,322	18,098
Net earnings/(loss) per common share
Net earnings/(loss) per share, basic	$0.63	$(0.45)	$0.47	$(0.81)
Net earnings/(loss) per share, diluted	$0.63	$(0.45)	$0.46	$(0.81)

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
In thousands	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance, June 30, 2018	18,126	$18	11	$(49)	$210,139	$(110,926)	$99,182
Cumulative impact of adopting Topic 606	—	—	—	—	—	(22,616)	(22,616)
Share based compensation expense	—	—	—	—	1,181	—	1,181
Shares issued under employee plans	4	—	2	(8)	—	—	(8)
Net income	—	—	—	—	—	1,200	1,200

Balance, September 30, 2018	18,130	18	13	(57)	211,320	(132,342)	78,939
Share based compensation expense	—	—	—	—	1,094	—	1,094
Shares issued under employee plans	34	—	2	(13)	136	—	123
Net loss	—	—	—	—	—	(4,181)	(4,181)

Balance, December 31, 2018	18,164	18	15	(70)	212,550	(136,523)	75,975
Share based compensation expense	—	—	—	—	845	—	845
Shares issued under employee plans	4	—	2	(7)	—	—	(7)
Net income	—	—	—	—	—	11,489	11,489

Balance, March 31, 2019	18,168	$18	17	$(77)	$213,395	$(125,034)	$88,302

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
In thousands	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance, June 30, 2017	18,088	$18	—	$—	$204,937	$(89,626)	$115,329
Share based compensation expense	—	—	—	—	1,469	—	1,469
Shares issued under employee plans	5	—	—	—	2	—	2
Net loss	—	—	—	—	—	(1,397)	(1,397)

Balance, September 30, 2017	18,093	18	—	—	206,408	(91,023)	115,403
Share based compensation expense	—	—	—	—	1,331	—	1,331
Shares issued under employee plans	12	—	—	—	39	—	39
Net loss	—	—	—	—	—	(5,190)	(5,190)

Balance, December 31, 2017	18,105	18	—	—	207,778	(96,213)	111,583
Share based compensation expense	—	—	—	—	1,237	—	1,237
Shares issued under employee plans	16	—	6	(23)	—	—	(23)
Net loss	—	—	—	—	—	(8,101)	(8,101)

Balance, March 31, 2018	18,121	$18	6	$(23)	$209,015	$(104,314)	$104,696

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
In thousands	2019	2018
Cash flows from operating activities
Net income/(loss)	$8,508	$(14,688)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Share-based compensation expense	3,120	4,072
Depreciation and amortization	957	821
Provision/(recovery) for uncollectible accounts, net	(258)	369
Investment (discount accretion)/premium amortization, net	(578)	174
Loss on disposal of property and equipment	—	20
Equity in net losses of affiliate	29	5
Changes in operating assets and liabilities:
Grants receivable	73	41
Prepaid and other assets	302	(1,946)
Deferred revenues	(28,393)	(16,334)
Accounts payable	505	324
Accrued and other liabilities	(185)	1,365

Net cash (used in) operating activities	(15,920)	(25,777)

Cash flows from investing activities
Purchase of property and equipment	(81)	(654)
Purchase of and capitalized costs related to intangible assets	(148)	—
Maturity of investments	71,619	88,183
Purchase of investments	(64,866)	(44,779)

Net cash provided by investing activities	6,524	42,750

Cash flows from financing activities
Proceeds from exercise of common stock options	136	—
Deferred offering costs	(168)	—
Purchase of treasury stock	(28)	(17)
Payments made toward capital lease obligations	(39)	(29)

Net cash (used in) financing activities	(99)	(46)

Net change in cash and cash equivalents	(9,495)	16,927
Cash and cash equivalents, beginning of period	31,065	30,706

Cash and cash equivalents, end of period	$21,570	$47,633

Supplemental disclosure of cash flow
Cash paid during the period for income taxes	$—	$670
Non-cash flow information
Capital lease obligation related to the purchase of equipment	$—	$240
Lease incentive obligation related to the purchase of leasehold improvements	$—	$2,588
Issuance of restricted stock for no consideration	$28	$25

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Operations:

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

In July 2015, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Biogen MA, Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), pursuant to which the Company and Biogen will collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat X-linked retinoschisis (“XLRS”), X-linked retinitis pigmentosa (“XLRP”), and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies. The Collaboration Agreement became effective in August 2015. On December 7, 2018, the Company received notice from Biogen that it had elected to terminate the Collaboration Agreement, which became effective as of March 8, 2019. The Collaboration Agreement and other transactions with Biogen are discussed further in Note 6 to these Unaudited Condensed Financial Statements.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of March 31, 2019, the Company had an accumulated deficit of $125.0 million. While the Company expects to continue to generate some revenue from partnering, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. As of March 31, 2019, the Company had cash and cash equivalents and liquid investments of $89.2 million.

2.	Summary of Significant Accounting Policies:

Basis of presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented.

The adjustments referred to above are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations for interim reporting.

The Condensed Balance Sheet as of June 30, 2018 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2018 Annual Report on Form 10-K (“June 30, 2018 Form 10-K”). Results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and managed our business as one segment.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less at the time of purchase and generally include money market accounts.

Investments

The Company’s investments consist of certificates of deposit and debt securities classified as held-to maturity. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

The Company uses the specific identification method to determine the cost basis of securities sold.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates an investment for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Company’s intent to sell the security or the likelihood that it will be required to sell the security before recovery of the entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to investment income/(expense) and a new cost basis in the investment is established.

Fair value of financial instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of financial instruments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Revenue recognition

Effective July 1, 2018, the Company adopted the provisions of ASC 606, Revenue from Contracts with Customers, (“Topic 606”), using the modified retrospective transition method. Under this method, the Company recorded the cumulative effect of initially applying the new standard to all contracts in process as of the date of adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards.

The adoption of the new revenue recognition guidance resulted in an increase of $22.6 million in deferred revenue and accumulated deficit as of July 1, 2018. For the three and nine months ended March 31, 2019, revenue increased by $18.4 million and $25.4 million, respectively, net income increased by $18.4 million and $25.4 million, respectively, basic earnings per share increased by $1.01 per share and $1.40 per share, respectively, diluted earnings per share increased by $1.00 per share and $1.38, respectively, based on revenue recognition under Topic 606 as compared to the Company’s prior revenue recognition methodology under ASC 605, Revenue Recognition. These changes were primarily caused by the differences in determining and allocating transaction price and recognizing revenue on a proportional performance basis under Topic 606.

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

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act contains several key provisions including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%. In addition, federal net operating losses (“NOLs”) will be carried forward indefinitely and will be subject to an 80% utilization against taxable income. The Company has enacted the reduction in tax rate effective January 1, 2018, which resulted in a decrease to the deferred tax asset and a decrease to the valuation allowance. During the second quarter of fiscal 2019, the measurement period provided by SEC Staff Accounting Bulletin 118 closed and the Company did not make any other adjustments to the provisional estimates recorded in prior periods. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, the Company will recognize any effects of the guidance in the period that such guidance is issued.

As required by U.S. GAAP, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense. The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates. On December 28, 2015, the United States Internal Revenue Service, or IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014. As of June 30, 2017, the IRS audit was closed, and the Company incurred no penalties or payment liabilities for its income tax positions.

For the nine months ended March 31, 2019, the Company’s tax expense included an increase in the uncertain tax position liability of $57,000 related to interest on the uncertain tax position. The uncertain tax position liability as of March 31, 2019 and June 30, 2018 was $2,016,000 and $1,959,000, respectively.

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

Prepayments related to research and development activities were $1.4 million and $1.0 million at March 31, 2019 and June 30, 2018, respectively, and are included within the prepaid and other current assets line item in these Unaudited Condensed Balance Sheets.

Share-based compensation

The Company accounts for share-based awards issued to employees in accordance with ASC 718, Compensation—Stock Compensation and generally recognizes share-based compensation expense on a straight-line basis over the periods during which the employees are required to provide service in exchange for the award. In addition, the Company issues stock options and restricted shares of common stock to non-employees in exchange for consulting services and accounts for these in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees (“ASC 505-50”). Under ASC 505-50, share-based awards to non-employees are subject to periodic fair value re-measurement over their vesting terms.

For purposes of calculating stock-based compensation, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Historically, the expected volatility was primarily based on the historical volatility of peer company data. For the three and nine months ended March 31, 2019, the expected volatility is based on the historical volatility of the company stock price. If the Company had used peer company data for the three and nine months ended March 31, 2019, share-based compensation expense for the reporting period would have differed by an insignificant amount. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company’s stock options. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts. If factors change and the Company employs different assumptions, stock-based compensation expense may differ significantly from what has been recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, the Company may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact the Company’s results of operations in the period such changes are made.

Net earnings/(loss) per share

Basic net earnings/(loss) per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings/(loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options are considered to be common stock equivalents. The dilutive impact of stock options for the three-and nine-month periods ended March 31, 2019 and 2018 totaled 0.2 million shares. The dilutive impact of stock options has been excluded from the calculation of diluted net loss per share for the for the three-and nine-month periods ended March 31, 2018, as their effect would be anti-dilutive. Therefore, for the three and nine months ended March 31, 2018, basic and diluted net loss per share are the same.

Comprehensive income/(loss)

Comprehensive income/(loss) consists of net income/(loss) and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all periods presented.

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

Share-Based Compensation

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Scope of Modification Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has adopted this standard in the first quarter of fiscal 2019 and it did not have a material effect on its financial statements.

Financial Instrument Accounting

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in the results of operations. The new standard was effective July 1, 2018. The Company adopted ASU No. 2016-01 in the first quarter of 2019. The adoption of the new standard did not have a material impact on the Company’s financial position and results of operations.

To be adopted in future periods

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new accounting guidance will require the recognition of all long-term lease assets and lease liabilities by lessees and sets forth new disclosure requirements for those lease assets and liabilities. The standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. The FASB subsequently issued several ASUs amending the new standard. This standard will be effective for the Company on July 1, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact on its financial position and results of operations of adopting this guidance. The Company expects the adoption of this new standard to have a material impact on total assets and total liabilities within the Company’s Condensed Balance Sheet, with no material impact on the Condensed Statement of Operations.

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

Collaborative Arrangements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The new standard clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. It precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The guidance amends ASC 808 to refer to the unit-of-account guidance in ASC 606 and requires it to be used only when assessing whether a transaction is in the scope of ASC 606. This standard will be effective for the Company on July 1, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

A summary of the stock option and restricted stock activity for the nine months ended March 31, 2019 and 2018 is as follows:

	Nine Months ended March 31,
	2019		2018
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of June 30,	3,107	$10.93	2,714	$12.96
Granted	1,126	4.53	819	4.75
Exercised	(29)	4.52	(18)	0.35
Forfeited	(302)	7.21	(401)	9.89
Expired	(200)	13.17	(18)	15.81

Outstanding as of March 31,	3,702	$9.22	3,096	$11.24

Exercisable as of March 31,	2,170		1,862

Weighted average fair value of options granted during the period	$2.91		$3.43

The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

	Nine Months ended March 31,
	2019	2018
Dividend yield	0.00%	0.00%
Expected term	6.00 – 6.25 years	6.25 years
Risk-free interest rate	2.27 – 3.11%	1.83 – 2.21%
Expected Volatility	69.22%	83.53%

For the three and nine months ended March 31, 2019, share-based compensation expense related to stock options and restricted stock awarded to employees, non-employee directors and consultants amounted to approximately $0.8 million and $3.1 million, respectively, compared to $1.2 million and $4.1 million, respectively, for the three and nine months ended March 31, 2018. As of March 31, 2019, there was $5.3 million of unrecognized compensation expense related to non-vested stock options and restricted stock.

4.	Investments:

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The net carrying amounts of the Company’s investments by category are as follows:

In thousands	As of March 31, 2019	As of June 30, 2018
Investments:
Certificates of deposit	$—	$2,106
Debt securities—held-to-maturity (due in one year or less)	67,665	71,734

Total investments	$67,665	$73,840

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

	As of March 31, 2019
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. government and agency obligations	$67,665	$16	$—	$67,681

Total investments	$67,665	$16	$—	$67,681

	As of June 30, 2018
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. government and agency obligations	$69,731	$—	$(60)	$69,671
Corporate obligations	2,003	—	(1)	2,002

Total investments	$71,734	$—	$(61)	$71,673

The Company believes that the unrealized losses disclosed above were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with these securities and as a result, the Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment when the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to other-than-temporary impairment.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
March 31, 2019
Cash and cash equivalents	$21,570	$—	$—	$21,570
Held-to-maturity investments:
U.S. government and agency obligations	67,681	—	—	67,681

Total assets	$89,251	$—	$—	$89,251

June 30, 2018
Cash and cash equivalents	$31,065	$—	$—	$31,065
Certificates of deposit	—	2,100	—	2,100
Held-to-maturity investments:
Corporate obligations	—	2,002	—	2,002
U.S. government and agency obligations	69,671	—	—	69,671

Total assets	$100,736	$4,102	$—	$104,838

6.	Collaboration Agreements

Biogen

On July 1, 2015, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”), a Manufacturing License and Technology Transfer Agreement (the “Manufacturing Agreement”), and the Common Stock Purchase Agreement (the “Equity Agreement”) with Biogen (collectively, the “Biogen Agreement”), pursuant to which the Company and Biogen collaborated to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies. Effective March 8, 2019, Biogen terminated the Collaboration Agreement.

Under the Collaboration Agreement, the Company granted to Biogen with respect to the XLRS and XLRP programs, and upon exercise of the option for the applicable discovery program, an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the licensed products or discovery programs developed under the Collaboration Agreements. Biogen and the Company also granted each other worldwide licenses, with the right to grant sublicenses, of their respective interests in other intellectual property developed under the collaboration outside the licensed products or discovery programs. Biogen pre-funded the Company to conduct all development activities through the completion of a first in human trial for the XLRS program and all development activities through the date that the Investigational New Drug Application (“IND”) becomes effective and the completion of a natural history study for the XLRP program. In addition, Biogen pre-funded the Company to conduct discovery, research and development activities for additional drug candidates through the stage of clinical candidate designation for discovery programs targeting three indications (of which one indication has two development plans at contract inception), after which, Biogen may exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate. The pre-funded research and development activities for each program are referred to as “Pre-Funded Activities”. Biogen will reimburse the Company on a full-time equivalent (“FTE”) basis for any additional expenses related to development activities that the Company incurs (“Post-Funded Activities”).

In February 2016, the Company announced Biogen’s selection of adrenoleukodystrophy as the non-ophthalmic indication of the discovery programs. Under the terms of the Collaboration Agreement, the Company, in part through its participation in joint committees with Biogen, would participate in overseeing the development and commercialization of these specific programs.

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

The Company was also eligible to receive total payments of up to $472.5 million based on the successful achievement of future milestones under its XLRS and XLRP programs. For XLRS, the Company was eligible to receive up to: (i) $45.0 million in milestone payments based upon the successful achievement of clinical milestones (relating to dosing in specified trials), (ii) $155.0 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories and (iii) $65.0 million in milestone payments based upon the achievement of worldwide sales targets. For the XLRS program, the Company had an option to share development costs and profits after the initial clinical trial data were available instead of receiving milestone payments. For XLRP, the Company was eligible to receive up to: (i) $42.5 million in milestone payments based upon successful achievement of clinical milestones (relating to dosing in specified trials), (ii) $102.5 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories and (iii) $62.5 million in milestone payments based upon the achievement of worldwide sales targets. For the XLRP program, the Company had an option to share development costs and profits after the initial clinical trial data were available instead of receiving milestone payments. In addition, the Company was eligible to receive payments of up to $592.5 million based on the exercise of the option for and the successful achievement of future milestones under its discovery programs. Each discovery program was categorized as Category A, Category B or Category C depending on the nature of the indication it sought to address. For Category A, the Company was eligible to receive payments of up to: (i) $20.0 million based upon the successful achievement of clinical milestones (relating to dosing in specified trials) and (ii) $70.0 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories. For Category B, the Company was eligible to receive payments of up to: (i) $27.5 million based upon the successful achievement of clinical milestones (relating to dosing in specified trials) and (ii) $105.0 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories. For Category C, the Company was eligible to receive payments of up to: (i) $40.0 million based upon the successful achievement of clinical milestones (relating to dosing in specified trials) and (ii) $140.0 million in milestone payments based upon the achievement of regulatory approvals and first commercial sale in specified territories. Under certain limited circumstances, if there were discovery products from more than one discovery program in any of Category A, Category B or Category C, then the milestone payments under the applicable category would have been payable for the applicable discovery product from each such discovery program to achieve the specified milestones.

Biogen would also pay revenue-based royalties for each licensed product at tiered rates ranging from high-single digit to mid-teen percentages of annual net sales of the XLRS or XLRP products and at rates ranging from mid-single digit to low-teen percentages of annual net sales for the discovery products.

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

While the Company recognized additional revenue as it continued to perform under the Collaboration Agreement prior to March 8, 2019, the termination date of the agreement, the Company will not receive any milestone-based or royalty payments under the Collaboration Agreement after its termination.

Accounting Analysis

For the periods prior to July 1, 2018, the Company applied the provisions of ASC 605 in accounting for this arrangement. Refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, filed with the SEC on September 11, 2018, for the accounting analysis under these provisions.

Under ASC 605 and Topic 606, the Company has concluded that the Collaboration Agreement, the Manufacturing Agreement and the Equity Agreement should be accounted for as one arrangement as the agreements were with the same party and were negotiated and executed contemporaneously.

The performance obligations and the allocated transaction price as of the date of initial application of Topic 606 are as follows:

In thousands	Allocated Transaction Price
XLRS License and Pre-Funded Activities	$52,060
XLRP License and Pre-Funded Activities	43,570
Pre-Funded Activities associated with the Discovery Programs	16,700

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

The Company concluded that Post-Funded Activities represent customer options that are not material rights as any services requested by Biogen and provided by the Company are reimbursed at a rate that reflects the estimated standalone selling price for the services. As such, the Company will recognize revenue related to Post-Funded Activities as the services are provided. Through the date of adoption of ASC 606, the Company has recognized revenue of $4.7 million for Post-Funded Activities. The Company recorded revenue of $0.8 million and $2.7 million in the three- and nine-months period ended March 31, 2019 related to Post-Funded Activities.

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

As of the date of the initial application of Topic 606, the total transaction price for the Biogen Agreement was $112.3 million which included a $5.0 million milestone payment for initiation of dosing of XLRS and a $2.5 million milestone payment for initiation of dosing of XLRP. The Company used the most-likely method to determine the amount of variable consideration in the Biogen Agreement. The Company believes that any estimated amount of variable consideration related to clinical and regulatory milestone payments should be fully constrained as the achievement of such milestones was highly susceptible to factors outside of the Company’s control. The Company determined that the commercial milestones and sales-based royalties would be recognized when the related sales occurred as they were deemed to relate predominately to the license granted and therefore were also excluded from the transaction price.

In the quarter ended September 30, 2018, the Company received a $10.0 million milestone payment related to XLRP which increased the transaction price. Based on an understanding between the parties in the quarter ended September 30, 2018, the Company also reallocated $1.1 million of Pre-Funded Amounts to cover Post-Funded Activities which resulted in a decrease to the transaction price and deferred revenue of $1.1 million in the quarter ended September 30, 2018. Additionally, the Company reallocated $1.8 million of variable consideration between Pre-Funded Activities associated with Discovery program performance obligations based on changes to the underlying development plans of the product candidates. The total transaction price did not change in the quarter ended March 31, 2019.

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

The Company recognized revenue related to the performance obligations which included a license and Pre-Funded Activities over the estimated period of the research and development services using a proportional performance model. The Company measured proportional performance based on the costs incurred relative to the total costs expected to be incurred to satisfy the performance obligation. Management believes that recognizing revenue on a proportional performance basis based on costs incurred faithfully depicts the transfer of goods and services to the customer because the customer consumed the Company’s services as such services were performed. The Company accounted for the termination of the Collaboration Agreement upon the effective date of the termination and updated its total costs incurred to satisfy the performance obligations as of March 31, 2019; including any impact of the termination.

During the three and nine months ended March 31, 2019 the Company recorded revenue of $21.2 million and $41.1 million, respectively, related to its efforts under the Biogen Agreement as compared to recorded revenue of $3.6 million and $18.7 million, respectively, for the three and nine months ended March 31, 2018. The Company has net accounts receivable balances of $0.8 million and $1.7 million as of March 31, 2019 and June 30, 2018, respectively, related to the Biogen Agreement. As a result of the termination of the Collaboration Agreement with Biogen effective March 8, 2019, the Company recognized revenue of $20.4 million, which was the remaining deferred revenue balance as of termination date. Therefore, as of March 31, 2019, the Company had no deferred revenue related to the Biogen Agreement. For further details regarding deferred revenue, refer to Summary of Contract Assets and Liabilities section.

The Company’s revenue is comprised of the following related to the Biogen Agreement:

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2019	2018	2019	2018
Collaboration revenue
Licenses and related services	$18,019	$2,844	$27,000	$16,333
Development services	775	744	2,736	2,394
Milestone revenue	2,413	—	11,392	—

Total collaboration revenue	$21,207	$3,588	41,128	$18,727

License and related services revenue is comprised of revenue related to the Company’s completion of performance obligations that contain the delivery of licenses and Pre-Funded Activities. Development services revenue relates to the delivery of Post Funded Activities. Milestone revenue relates to the portion of milestone payments received that are recognized as revenue based on the proportional performance of the underlying performance obligation and revenue recognized due to the termination of the Collaboration Agreement.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the nine months ended March 31, 2019:

In thousands	June 30, 2018	Additions	Deductions	March 31, 2019
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$29,521	$10,000	$39,521	$—

Additions for the nine months ended March 31, 2019 include the $10 million milestone payment received associated with the XLRP program. For the three months and nine months ended March 31, 2019, the Company recognized revenue of $19.9 million and $29.5 million, respectively, related to deferred revenue that existed as of June 30, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of March 31, 2019, and results of operations for the three and nine months ended March 31, 2019 and 2018. This discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2018, (“June 2018 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report as well as those set forth in Part I, Item 1A, “Risk Factors” of the June 2018 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We have incurred losses from operations in each year since inception except for fiscal 2017 and for the nine months ended March 31, 2019. Our net income for the nine-month period ended March 31, 2019 was $8.5 million while the net loss for the fiscal year ended June 30, 2018 was $21.3 million, compared to net income of $0.4 million and net loss of $1.4 million for each of the fiscal years ended June 30, 2017 and 2016, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct clinical trials for our XLRS, ACHM and XLRP product candidates;

•	continue our research and development efforts, including exploration through early preclinical studies of potential applications of our gene therapy platform in:

•	orphan ophthalmology indications;

•	non-orphan ophthalmology indications including wet AMD and other inherited retinal diseases; and

•	other inherited diseases, such as otology and CNS indications.

•	manufacture clinical trial materials and develop larger-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates;

•	further develop our gene therapy platform;

•	add personnel to support our collaboration, product development and commercialization efforts; and

•	continue to operate as a public company.

As of March 31, 2019, we had cash and cash equivalents and investments totaling $89.2 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments as of March 31, 2019, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for approximately two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

On December 7, 2018, we received written notice from Biogen MA Inc. (Biogen), a wholly owned subsidiary of Biogen Inc., that Biogen has elected to terminate the Collaboration and License Agreement between Biogen and us effective as of March 8, 2019. Upon the termination of the Collaboration Agreement, we received back the exclusive license rights to develop, manufacture and commercialize the product candidates for all of our partnered programs including our XLRP program, XLRS program and our three discovery programs. As we reported on December 12, 2018, based on topline interim six-month data from our Phase 1/2 clinical trial of our XLRS product candidate that showed no clinical activity at six-months, we will complete patient monitoring activities on the XLRS program according to the clinical protocol, but we will not further develop our XLRS product candidate. We plan to continue to advance our XLRP and ACHM product candidates, as we believe the general safety and tolerability of our gene delivery platform is supported by our XLRS clinical data, and we are evaluating next steps for our discovery programs.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Financial operations review

Revenue

We primarily generate revenue through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and from federal research and development grant programs. The Collaboration Agreement with Biogen terminated on March 8th, 2019 and as a result of the termination, the Company recognized revenue of $20.4 million for the three-month period ended March 31, 2019. Thereafter, no additional collaboration revenue related to the Collaboration Agreement will be recognized. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments, development services, research and development grants, and from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property. We do not expect to generate revenue from product sales for the foreseeable future, if at all. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, our results of operations and financial position would be materially adversely affected.

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

From inception through March 31, 2019, we have incurred approximately $194.1 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications.

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

Other income/(expense), net

Other income and expense consist primarily of interest earned on cash and cash equivalents and our held-to-maturity investments.

Provision for income taxes

Income tax (expense) benefit for the three and nine months ended March 31, 2019 was ($19,000) and ($57,000), respectively, compared to ($725,000) and $66,000 for the three and nine months ended March 31, 2018, respectively. The income tax expense for the three and nine months ended March 31, 2019, was primarily driven by interest expense related to the Company’s uncertain tax position.

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

Revenue

	Three Months Ended March 31,		Increase	% Increase
In thousands	2019	2018	(Decrease)	(Decrease)
Collaboration revenue
License and related services	$18,019	$2,844	$15,175	534%
Development services	775	744	31	4%
Milestone revenue	2,413	—	2,413	nm %

Total collaboration revenue	21,207	3,588	17,619	491%
Grant revenue	111	15	96	640%

Total revenue	$21,318	$3,603	$17,715	492%

Total revenue for the three months ended March 31, 2019 was $21.3 million, compared to $3.6 million for the three months ended March 31, 2018. The increase was primarily due to increased license and related services revenue of $15.2 million and increased milestone revenue of $2.4 million as a result of the termination of the Collaboration Agreement with Biogen on March 8, 2019.

Research and development expense

The following table summarizes our research and development expenses by product candidate or program for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase	% Increase
In thousands	2019	2018	(Decrease)	(Decrease)
External research and development expenses
ACHM	$1,312	$872	$440	50%
XLRS	104	669	(565)	(84)%
XLRP	736	457	279	61%
Research and discovery programs	505	1,020	(515)	(50)%

Total external research and development expenses	2,657	3,018	(361)	(12)%

Internal research and development expenses
Employee-related costs	2,724	2,296	428	19%
Share-based compensation	418	661	(243)	(37)%
Other	1,404	1,378	26	2%

Total internal research and development expenses	4,546	4,335	211	5%

Total research and development expense	$7,203	$7,353	$(150)	(2)%

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

Research and development expenses for the three months ended March 31, 2019 were $7.2 million, compared to $7.4 million for the three months ended March 31, 2018, a decrease of $0.2 million, or 2%. The decrease in external spending was primarily due to decreased research and discovery spending associated with our pre-clinical ophthalmology programs and decreased XLRS spending associated with completing enrollment of the XLRS Phase 1/2 trial in April of 2018. The increase in internal spending was primarily due to hiring of additional employees to support clinical trial execution and research and development activities.

General and administrative expense

	Three Months Ended March 31,		Increase	% Increase
In thousands	2019	2018	(Decrease)	(Decrease)
Employee-related costs	$1,312	$1,397	$(85)	(6)%
Share-based compensation	427	607	(180)	(30)%
Legal and professional fees	201	47	154	328%
Other	1,170	1,895	(725)	(38)%

Total general and administrative expense	$3,110	$3,946	$(836)	(21)%

General and administrative expense for the three months ended March 31, 2019 decreased by $0.8 million to $3.1 million compared to the same period in 2018. The decrease was primarily driven by lower employee-related costs and share-based based compensation of $0.3 million and lower other general and administrative expenses of $0.7 million attributable to decrease in bad debt expense and other administrative expenses incurred during normal business operation. The decreases were partially offset by $0.2 million increase in legal and professional fees during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Comparison of nine months ended March 31, 2019 to the nine months ended March 31, 2018

Revenue

	Nine Months Ended March 31,		Increase	% Increase
In thousands	2019	2018	(Decrease)	(Decrease)
Collaboration revenue
License and related services	$27,000	$16,333	$10,667	65%
Development services	2,736	2,394	342	14%
Milestone revenue	11,392	—	11,392	nm %

Total collaboration revenue	41,128	18,727	22,401	120%
Grant revenue	158	43	115	267%

Total revenue	$41,286	$18,770	$22,516	120%

Total revenue for the nine months ended March 31, 2019 was $41.3 million, compared to $18.8 million for the nine months ended March 31, 2018. The increase was primarily due to increased milestone revenue of $11.4 million, increased license and related service revenue of $10.7 million and increased development services revenue of $0.3 million. The increase in license and related services revenue was primarily due to recognizing revenue of $18.0 million as result of the termination of the Collaboration Agreement with Biogen effective March 8, 2019, partially offset by decreased license and related service revenue, when excluding amounts recognized upon the termination of the Collaboration Agreement, due to the Company’s revised pattern of revenue recognition under ASC 606. The increase in development services revenue was primarily due to additional Phase 1/2 study activities related to the Company’s XLRP program. The increase in milestone revenue was primarily due to recognizing revenue of $8.3 million associated with the receipt of $10.0 million milestone payment from Biogen during the first quarter of fiscal year 2019 and due to recognizing revenue of $2.4 million as a result of the termination of the Collaboration Agreement with Biogen.

Research and development expense

	Nine Months Ended March 31,		Increase	% Increase
In thousands	2019	2018	(Decrease)	(Decrease)
External research and development expenses
ACHM	$3,309	$2,626	$683	26%
XLRS	968	2,007	(1,039)	(52)%
XLRP	3,831	1,704	2,127	125%
Research and discovery programs	2,540	4,752	(2,212)	(47)%

Total external research and development expenses	10,648	11,089	(441)	(4)%

Internal research and development expenses
Employee-related costs	7,937	6,479	1,458	23%
Share-based compensation	1,443	1,850	(407)	(22)%
Other	4,823	3,937	886	23%

Total internal research and development expenses	14,203	12,266	1,937	16%

Total research and development expense	$24,851	$23,355	$1,496	6%

Research and development expenses for the nine months ended March 31, 2019 were $24.9 million, compared to $23.4 million for the nine months ended March 31, 2018, an increase of $1.5 million, or 6%. This increase was primarily attributable to:

•	$2.1 million of increased external spending related to XLRP primarily due to incurring sublicense expenses associated with receiving a $10 million XLRP milestone payment from Biogen;

•	$1.5 million of increased employee-related expenses associated with the hiring of additional employees to support clinical trial execution and research and development activities;

•	$0.9 million of increased general research and development expenses associated with consulting, depreciation and rent expense; and

•	$0.7 million of increased external spending related to ACHM primarily due to increase in patient enrollment.

These increases were partially offset by:

•	$1.0 million of decreased external XLRS expenses primarily due to reaching full enrollment on the Phase 1/2 clinical trial;

•	$2.2 million of decreased research and discovery spending primarily due to decreased pre-clinical ophthalmology activities; and

•	$0.4 million of decreased share-based compensation expenses primarily due to timing of grants.

General and administrative expense

	Nine Months Ended March 31,		Increase	% Increase
In thousands	2019	2018	(Decrease)	(Decrease)
Employee-related costs	$3,635	$4,166	$(531)	(13)%
Share-based compensation	1,677	2,219	(542)	(24)%
Legal and professional fees	442	384	58	15%
Other	3,591	4,251	(660)	(16)%

Total general and administrative expense	$9,345	$11,020	$(1,675)	(15)%

General and administrative expense for the nine months ended March 31, 2019 decreased by $1.7 million to $9.3 million compared to the same period in 2018. The decrease was primarily driven by lower employee-related costs and share based compensation of $1.1 million and lower other general and administrative expenses of $0.7 million attributable to decrease in bad debt expense and other administrative expenses incurred during normal business operations for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of March 31, 2019, we had an accumulated deficit of $125.0 million. It will be several years, if ever, before we have a product candidate ready for commercialization. As noted above, our collaboration agreement with Biogen terminated on March 8, 2019 and we will not receive any milestone-based or royalty payments under that agreement following its termination. Accordingly, we expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of March 31, 2019, we had cash, cash equivalents, and investments totaling $89.2 million. In connection with Bionic Sight’s expected IND Trigger, as defined in AGTC’s Annual Report on Form 10-K for the year ended June 30, 2018, for its optogenetic product in the second half of calendar year 2019, we will be obligated to purchase $4.0 million of additional equity in Bionic Sight, upon IND and Institutional Review Board clearance. We believe that our existing cash, cash equivalents, and investments as of March 31, 2019 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates and currently planned discovery programs for approximately two years.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 24 months. As of March 31, 2019, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of certificates of deposit and corporate and government bonds, none of which mature more than 12 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended March 31,		Increase	% Increase
In thousands	2019	2018	(Decrease)	(Decrease)
Net cash provided by (used in):
Operating activities	$(15,920)	$(25,777)	$9,857	38%
Investing activities	6,524	42,750	(36,226)	(85)%
Financing activities	(99)	(46)	(53)	(115)%

Net (decrease)/increase in cash and cash equivalents	$(9,495)	$16,927	$(26,422)	(156)%

Operating activities. For the nine months ended March 31, 2019 and 2018, net cash used in operating activities was primarily the result of cash received from the collaboration with Biogen and lower cash payments for general and administrative expenses, offset by increased payments related to research and development expenses incurred in conducting normal business operation and the impact of changes in our working capital accounts.

Investing activities. Net cash provided by investing activities for the nine months ended March 31, 2019 consisted primarily of cash proceeds of $71.6 million from the maturity of investments, net of investment repurchases of $64.9 million. For the nine months ended March 31, 2018, net cashed provided by investing activities consisted primarily of cash proceeds of $88.2 million from the maturity of investments, net of investment repurchases of $44.8 million.

Financing activities. Net cash used in financing activities during the nine months ended March 31, 2019 consisted primarily of payments for deferred offering costs, partially offset by proceeds from the exercise of common stock options. Net cash used in financing activities during the nine months ended March 31, 2018 was primarily associated with the exercise of common stock options and restricted stock awards.

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

We believe that our existing cash and cash equivalents and investments as of March 31, 2019, will be will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for approximately two years. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

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

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) identified in connection with the evaluation of our internal control performed during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A.	RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2018 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 for a listing of our risk factors. There has been no material change to such risk factors since December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third fiscal quarter of 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1, 2019 through January 31, 2019	713	$3.20	—	$—
February 1, 2019 through February 28, 2019	791	$3.29	—	$—
March 1, 2019 through March 31, 2019	667	$3.97	—	$—

Total	2,171	$3.47	—

(a)

These columns reflect the surrender to the Company of an aggregate of 2,171 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to an employee during the third fiscal quarter of 2019.

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

Date: May 7, 2019