Form 10-K
period 2019-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2019-09-26
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

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

(386) 462-2204

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	AGTC	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $44.9 million, computed by reference to the closing sale price of the common stock as reported by The Nasdaq Global Market on December 31, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

The number of shares of the registrant’s common stock outstanding as of September 24, 2019 was 18,218,402.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be provided in Part III of this Annual Report on Form 10-K will be provided by a definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) on or before October 26, 2019.

APPLIED GENETIC TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2019

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

Applied Genetic Technologies Corporation (“AGTC”) is a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we continue to progress clinical programs in X-linked retinitis pigmentosa (XLRP) and achromatopsia (ACHM). In addition, we have preclinical programs in optogenetics and adrenoleukodystrophy (ALD), which is a disease of the central nervous system (CNS), and several other ophthalmology, CNS and otology indications. With a number of important clinical milestones on the horizon, we believe we are well positioned to advance multiple programs towards pivotal studies. In addition to our product pipeline, we have also developed broad technological capabilities in the design, construction and manufacture of viral vectors using adeno-associated virus (AAV) technology. Finally, we have augmented these capabilities through multiple academic and commercial collaborations which provide us with additional expertise.

Our Strategy

Our objective is to become a leader in developing and commercializing gene therapy treatments for patients with severe diseases, with an initial focus in ophthalmology, and thereby provide a better life for patients with these diseases. Our strategy to accomplish this goal is to:

•

Develop and commercialize gene therapies in orphan ophthalmology. Our lead product candidates are treatments for the severe orphan eye diseases XLRP and ACHM. Given the severity of these diseases and the current lack of treatment options, a one-time-treatment alternative that corrects the underlying genetic defect would provide long-term value for patients, their families and the healthcare system more broadly.

•	Expand our position in ophthalmology.

•

Continue our leadership position in orphan ophthalmology. We have developed significant experience in the orphan ophthalmology space through our ongoing work on XLRP and ACHM, our previous experience in X-linked retinoschisis (XLRS) and Leber’s Congenital Amaurosis Type 2 (LCA2) and in our preclinical ophthalmology programs. We are applying this knowledge to additional pre-clinical programs.

•

Leverage capabilities into larger ocular market opportunities: the insight and understanding gained in connection with our inherited retinal disease programs enhance the capabilities to apply our technology to larger ophthalmology indications such as our pre-clinical program in dry age-related macular degeneration (AMD).

•

Seek opportunities for strategic partnerships and acquisitions in ophthalmology gene therapy. In February 2017, we entered into a collaboration agreement with Bionic Sight to develop an optogenetic product candidate for patients with advanced retinal disease that leverages our deep experience in gene therapy and ophthalmology and Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding. We believe there may be additional opportunities for us to partner with companies and academic groups in ophthalmology and more generally. We expect that our breadth of experience in research, manufacturing, clinical and regulatory matters will help us to identify and execute in-licenses, co-development agreements, intellectual property acquisitions or manufacturing agreements that could further extend our leadership position in ophthalmology gene therapy.

•

Extend our expertise in adeno-associated virus, or AAV, vector design, manufacturing and delivery. We believe that our understanding of our target indications and our robust internal expertise in viral vector design gives us a significant competitive advantage. This understanding includes the identification of novel capsids and the optimization of genes and promoters, physical vector delivery, vector manufacturing, clinical trial design and clinical trial conduct. We intend to continue to devote substantial resources both internally and with others, such as our external research collaborations with Synpromics and the University of Florida, to identify next generation capsids and to develop optimized promoters. We are also expanding our discovery capabilities to further enhance our ability to develop next generation products.

•

Expand our manufacturing capabilities. We continue to invest in the development and expansion of our internal manufacturing capabilities. We have a fully functional process development and pilot manufacturing facility used to manufacture early stage research materials, and as we advance further into clinical development, we plan to further develop our internal manufacturing capabilities. We have decreased our dependence on a single contract manufacturer by qualifying and contracting with multiple backup contractors. Further, we continue to invest in process and analytical improvements that have resulted in a ten-fold increase in manufacturing yields and robust quality control enhancements that are amenable to characterization of commercial products. We believe these investments will facilitate the more rapid advancement of our product candidates through regulatory approval while reducing risk and will enhance the therapeutic and commercial potential of our gene therapy platform.

•

Pursue indications outside of ophthalmology with high unmet medical need and strong probability of a streamlined clinical, regulatory and commercial pathway. We will continue to focus on diseases for which the underlying genetic defect is well characterized and can be addressed by correcting or inserting a single gene, for which predictive animal models exist and for which clinical endpoints are objective and accepted by regulatory authorities. We believe that focusing on these types of indications will enable us to obtain data more rapidly and accelerate clinical studies and regulatory approval of our product candidates. Given the relatively low prevalence of patients who have these orphan diseases and the strong key opinion leader communities and patient advocacy groups that support them, we also believe these markets can be served with a small, targeted commercial infrastructure. Our research in otology and CNS are examples of this strategy.

Our Focus in Ophthalmology

Sight is critical to the human experience. Many people fear blindness more than premature death. Consequently, we have initially decided to focus our expertise in gene therapy on orphan diseases in ophthalmology. These orphan indications have patient populations that are small enough to allow for clinical trials on a manageable scale but have a sufficient prevalence to provide substantial commercial opportunity. By focusing initially on orphan ophthalmology product candidates, we are also able to leverage our experience and develop strong relationships within the relevant scientific and medical communities. Our clinical trials are conducted mainly at academic test centers and by working with the principal investigators and surgeons at these test centers, we have realized a number of important synergies.

Our most advanced product candidates consist of three ophthalmology development programs across two targets: XLRP caused by mutations in the RPGR gene, and ACHM, caused by mutations in either the CNGB3 gene or the CNGA3 gene. These inherited orphan diseases of the eye are caused by mutations in single genes that significantly affect visual function and currently lack effective medical treatments.

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

•

ACHM is characterized by the absence of cone photoreceptor function, resulting in extremely poor visual acuity, extreme light sensitivity, day blindness and complete loss of color discrimination. According to a published study, the incidence rate for ACHM is approximately one in 30,000 people, and we therefore estimate that there are about 27,000 patients in the United States and Europe combined. Of these patients, about 75% have the form of disease caused by mutations in the CNGB3 gene or the CNGA3 gene. We are currently enrolling patients in Phase 1/2 clinical trials for both our ACHM CNGB3 product candidate and our ACHM CNGA3 product candidate.

In addition to these clinical-stage ophthalmology programs, we have a pre-clinical program in collaboration with Bionic Sight to develop an optogenetic product candidate for patients with advanced retinal disease.

Recent Corporate Milestones

In July 2019, we announced we completed enrollment of the third dose group in the phase 1/2 clinical trial for our ACHM CNGA3 product candidate.

In June 2019, we announced that Dr. Theresa G.H. Heah, M.D., M.B.A and Brian Krex, J.D. joined the Company as Chief Medical Officer and General Counsel, respectively.

In April 2019, we completed enrollment of the fourth dosing group of the phase 1/2 clinical trial for our ACHM CNGB3 product candidate and the expansion group (including pediatric patients) of the phase 1/2 clinical trial for our XLRP product candidate.

In March 2019, in connection with the termination of our collaboration with Biogen MA Inc. (Biogen), we received back the exclusive license rights to develop, manufacture and commercialize the product candidates for all of our previously partnered programs including our XLRP program, XLRS program and three discovery programs.

In December 2018, we reported the topline interim six-month data from our phase 1/2 clinical trial for our XLRS product candidate, that demonstrated the safety and tolerability of our gene delivery platform but did not demonstrate signs of clinical activity at six months.

Our Strengths

We believe the combination of our technology expertise and product development know-how positions us well to be leaders in the gene therapy field. We believe our strengths include:

•	Product candidates in clinical development, including three ongoing Phase 1/2 clinical trials with sufficient capital to complete enrollment and initial data analysis on all of these trials;

•	Significant relationships with key opinion leaders in the fields of ophthalmology, otology, CNS, and AAV production;

•	Robust preclinical product development pipeline including ophthalmology, otology and CNS disorders;

•	A collaboration with Bionic Sight for the development of an optogenetic gene therapy and a neuro-prosthetic device with an algorithm for advanced retinal coding;

•

Proprietary gene therapy manufacturing system, capable of making significant quantities of high quality viral vectors in accordance with Good Manufacturing Practice (GMP) standards as successfully demonstrated in seven different clinical trials, and has recently demonstrated a 10-fold increase in productivity as a result of our internal development efforts;

•	Product candidates which, to date, use recombinant AAV vector technology, a well-studied, versatile and efficient gene therapy approach;

•

Topline interim six-month and 12- month data from our phase 1/2 clinical trial for our XLRS product candidate demonstrating the safety and tolerability of our gene delivery platform (though it did not demonstrate signs of clinical activity);

•	Technical expertise in analytical techniques, synthetic promoter development, engineered capsids, optimized capsids and specialized formulation and delivery techniques; and

•	Capabilities in clinical operations and medical affairs to power our multiple clinical programs forward.

Our Gene Therapy Platform

Although the concept of gene therapy is relatively straightforward, the process of developing and manufacturing vectors capable of delivering genetic material safely into a patient’s own cells is highly technical and demands significant expertise, experience and know-how. Our approach to gene therapy product development is built on our core competencies in four key areas: vector selection, design, manufacturing and delivery, each of which is described in further detail below. One of our key capabilities is our depth of understanding of the complex interplay between the clinical disease, the cells in the patient’s body that need treatment, the selection of a capsid and a promoter, the design of the gene construct and the physical administration method. We have spent more than 18 years conducting research on the best combinations of these elements with the aim of developing safe and effective product candidates.

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

Vector Design

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

•

Promoter: Production of the protein in the cell requires a promoter, which is a genetic element that drives expression. Certain promoters function well only in certain cell types, whereas other promoters function well in almost any cell type. We make our selection by comparing different promoters in the specific type of cells that are affected in each disease target, ideally in an animal whose physiology is close to that of humans, to find the promoter that best enables production of therapeutic levels of protein in that cell type. We have on-going internal and external research efforts to design promoters that optimize therapeutic constructs for maximum expression with a smaller size, better expression and increased cell specificity.

•

Capsid: after the promoter and gene of interest are selected, these elements must be packaged into an AAV capsid. There are 10[8] to 10[9] variations of AAV capsids with different abilities to bind to and enter varying cell types. Not only do we engineer these capsids in-house, we also collaborate with commercial and academic researchers to develop novel capsids that efficiently enter the type of cells that are affected by each of our targeted diseases.

Vector Manufacturing

We have developed a proprietary, high-yield vector manufacturing process using scalable technologies. While our manufacturing method uses the herpes virus as a helper in the first step of a four-step AAV vector manufacturing process, there is no herpes virus in the final product. Our propriety process for AAV manufacturing uses robust cell lines that are well characterized and have been included in multiple regulatory submissions in the United States, Canada and Europe. This process is highly efficient and selective, generating more packaged vector with higher fidelity of target sequences than other production systems. We have developed and transferred over 30 robust and quantitative product-specific assays consistent with expected requirements for clinical development and are currently validating the assays as required for regulatory approval. We supplement our deep manufacturing experience with characterization of the resulting candidate technology. We have successfully completed technology transfer for vector manufacturing to multiple Contract Manufacturing Organizations (CMOs) and multiple partners. Additionally, we have made several process improvements leading to a ten-fold increase in productivity and conversion to a fully scalable suspension process.

Our manufacturing process has been reviewed by the FDA, Health Canada, the Irish Medicines Board, and the Israeli Ministry of Health and has been authorized for production of product candidates for use in clinical trials in the United States, Canada, Europe and Israel. To date we have successfully manufactured clinical trial material for seven different indications using three different manufacturing vendors, to ensure sufficient capacity, and believe we are the only AAV gene therapy company with this level of experience. Our manufacturing process is reproducible and scalable. Our process development facility is operational and we are conducting equipment evaluation runs with multiple vendors to support development of commercial processes for our product candidates.

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

The complexity of gene therapy manufacturing and lack of dedicated infrastructure to support it have historically resulted in poor reproducibility and lack of reliability in meeting material needs beyond the early human clinical setting. rAAV vector manufacturing has been limited by inefficient constructs, poor scalability, inadequate yields and insufficient purity. We have committed substantial resources to developing an integrated production and testing platform capable of meeting both clinical and commercial needs, including:

•	Our propriety platform for AAV production generates high quality rAAV vectors with high packaging fidelity, high infectivity and low empty particles across multiple serotypes.

•

Our AAV production system generates high volumetric productivities and has been demonstrated to work in multiple vendors’ single-use bioreactor (SUB) systems and has achieved more than 10-fold improvement in productivity compared to other manufacturing formats.

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

•	The robust cell substrates we employ are well characterized and have been reviewed in several regulatory submissions in the US, Canada, Israel and Europe.

•	Our ability to successfully transfer the technology to multiple contract manufacturing organizations as well as collaboration partners demonstrates the robustness of our manufacturing process.

Taken together, we believe the efficiency, productivity, scalability, characterization and regulatory definition of our proprietary rAAV manufacturing platform uniquely position us to accelerate from early phase human clinical trials to late phase, BLA-enabling data in all our clinical programs. We are currently at commercial scale for our orphan ophthalmology programs given the relatively small volume per doses required per treatment and the ability to achieve thousands of doses from a small bioreactor. As such, in the near term, it is more efficient for us to pursue a hybrid strategy where we have developed and optimized the manufacturing process and leverage a CDMO’s investment in capital equipment when needed

Vector Delivery

Our gene therapy platform allows for vector delivery by a variety of methods, and we select the method that is best suited for the disease and cell type that we are targeting.

In ophthalmology, the product candidate can best be delivered to cells in the eye by either injecting the product candidate under the retina, a sub-retinal injection or by injecting the product candidate into the vitreous of the eye, an intravitreal injection. We are using sub-retinal injection as the method of delivery for our XLRP and

ACHM product candidates in our ongoing clinical trials and have developed an extensive training program for surgeons in order to assure consistent delivery across patients. We expect to use intravitreal injection as the method of delivery for Bionic Sights’ optogenetic product candidate.

Established surgical techniques used to introduce AAV in otology indications include microinjection into the cochlea via an apical cochleostomy or through the round window membrane. Like the eye, the inner ear sensory organ – the organ of Corti – is bathed by fluid-filled spaces, enabling accessible vector administration.

Once a product candidate is identified in our ALD discovery program, we expect it will be administered by intrathecal delivery, which is an injection into the cerebrospinal fluid.

Our Product Candidate Pipeline

Our most advanced product candidates address ophthalmology indications XLRP, ACHM B3, and ACHM A3, which are orphan diseases of the eye that are caused by mutations in single genes, significantly affect visual function starting at birth and currently lack effective medical treatments. Ophthalmology is attractive to us as a clinical stage company because treatments for diseases affecting vision have clearly defined, objective clinical endpoints with validated measurement tools that are accepted by regulatory authorities. Other orphan drug companies have spent considerable time and resources working with regulatory authorities to identify acceptable clinical endpoints and develop measurement tools in rare diseases with limited epidemiology data available. In ophthalmology there are four accepted endpoints—visual acuity, visual fields, contrast sensitivity and color vision—that are well understood by clinicians. In addition, the FDA consistently applies these endpoints and works with industry to provide guidance on how much improvement is required for clinical relevancy. We believe that these endpoints could help accelerate the process of clinical study and regulatory approval for our ophthalmic product candidates. We have also been encouraged by guidance from FDA for rare and inherited retinal disease that we believe signals the agency’s willingness to work collaboratively on novel clinical design and novel endpoints that could help advance products to patients more efficiently.

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

Our XLRP product candidate

Our gene therapy approach to the treatment of XLRP involves using an AAV vector to insert a functional copy of the RPGR gene into the patient’s photoreceptor cells. Our XLRP product candidate contains an optimized and stabilized RPGR gene and a promoter that have been shown in preclinical studies to drive efficient gene expression in primate rods and cones as well as restore photoreceptor function in dog and mouse models of XLRP

Clinical development

We are currently enrolling patients in a Phase 1/2 clinical trial at multiple clinical sites that specialize in inherited retinal diseases. The primary endpoint of this clinical trial is safety, and available data thus far have shown that the XLRP product candidate is generally safe and well tolerated. In addition to safety, this trial will measure biologic activity by assessing changes in several measures of visual function and quality of life.

The clinical protocol is designed as a dose escalating trial to evaluate our product candidate in XLRP patients at multiple dose levels. As of September 26, 2019, we have completed enrollment of 22 patients in the dose escalation and expansion portions of the XLRP trial. We will continue additional dosing under the Phase 1/2 protocol to further enrich our analysis and build a robust set of safety and efficacy data to support our BLA filing, maximize the benefit to the greatest range of patients, and create the strongest data package for approval and commercialization.

On September 26th 2019 we provided the planned XLRP topline six-month data from the dose escalation groups as well as a preliminary look at three-month data from the XLRP dose expansion group showing a favorable safety profile with stability of visual function in peripherally dosed patients and improvement of visual function in 50% of centrally dosed patients.

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

Successful completion of the Phase 1/2 clinical study and the natural history study will guide us in finalizing the design of the pivotal clinical trial. If successful, we believe the results of this pivotal trial could support our submission of a BLA to the FDA and of an MAA to the EMA for our XLRP product candidate. We expect the trial to include approximately 46 patients randomized into two dose groups with an active phase of 12 months. We currently expect that the most likely endpoint will be microperimetry supported by continued safety as well as stable OCT and stable or improving visual acuity.

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

ACHM can be caused by mutations in any of at least five genes that are required for normal cone photoreceptor function. The most common causes are mutations in the CNGB3 gene (about half of all cases) or CNGA3 gene (about one-fourth of all cases). These genes encode the CNGB3 and CNGA3 proteins, which combine to form a channel in the photoreceptor membrane that is required for photo-transduction, the process of converting light into electrical signals that the brain can understand. According to published reports, the incidence rate for ACHM is approximately one in 30,000 people, and we therefore estimate that there are about 10,000 people in the United States and about 17,000 people in Europe with ACHM. Of these, more than 75% have disease caused by mutations in the CNGA3 or CNGB3 gene.

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

Clinical development of our CNGB3 and CNGA3 related ACHM product candidate

We are currently enrolling patients in two Phase 1/2 clinical trials at multiple clinical sites that specialize in inherited retinal diseases. The primary endpoint of these clinical trials is safety, and while available data thus far have shown that the ACHM CNGB3 and CNGA3 product candidates are generally safe and well tolerated, we did experience initial variability in surgical procedures, which we have now resolved through our extensive surgical training procedures. In addition to safety, these trials will measure biologic activity by assessing changes in visual function and quality of life. The clinical protocols are designed as dose escalating trials to evaluate our product candidates in ACHMA3 and ACHMB3 patients at multiple dose levels.

As of September 26, 2019, we completed enrollment of 15 and 12 patients in the dose escalation portions of the CNGB3 and CNGA3 trials, respectively. The safety profile in both trials remains favorable; the Data Safety Monitoring Committee (DSMC) has allowed dose escalation and dosing of pediatric patients. We will continue additional dosing under our Phase 1/2 clinical protocol to enrich and build a robust set of safety and efficacy data to support our BLA filing, maximize the benefit to the greatest range of patients and create the strongest data package for approval and commercialization.

On September 26, 2019, we provided early achromatopsia (ACHM) data indicating biologic activity in the dose escalation portions in both the B3 and the A3 trials. At the middle dose level one of three patients in each trial and at the high dose level 2 of 3 patients in the B3 trial have shown clinically meaningful improvements, defined as greater than one log change from baseline, in light discomfort at three months. Anecdotal statements from the patients support these improvements as being meaningful to their daily lives.

We have also completed enrollment in a natural history study in persons affected by ACHM caused by CNGB3 mutations and CNGA3 mutations and results from the studies will be presented in appropriate scientific meetings and publications.

Successful completion of the Phase 1/2 clinical studies and the natural history studies will guide us in finalizing the design of the pivotal clinical trial. If successful, we believe the results of this pivotal trial could support our submission of a BLA to the FDA and of an MAA to the EMA for our ACHM product candidates.

Ongoing Research in Support for our Current and Future Clinical Programs

In support of our clinical programs described above, we continue to conduct research to fully understand the underlying technology. Additionally, we have initiated or continued several programs that are in early safety and preclinical proof of concept stages that are described below.

XLRP product candidate differentiation

Three AAV gene therapy vectors are currently in Phase I/2 clinical development for treatment of patients with XLRP. To compare the relative attributes of these vectors, a study was conducted which compared the photoreceptor transduction efficiency of subretinally delivered AAVTYF, the AAV capsid used in AGTC product candidates, AAV5 and AAV8 capsids in a head-to-head non-human primate (NHP) experiment. Non-human primates were injected with each of the vectors and were followed for 13 weeks. Safety parameters included ocular exams, clinical observations, clinical pathology, and anatomic histopathology. A direct comparison between AAVTYF (n=12), AAV5 (n=4) and AAV8 (n=8) revealed that AAVTYF was comparable to or superior to both AAV5 or AAV8 in transduction of photoreceptors in NHPs when delivered subretinally, while demonstrating a similar, moderate inflammatory response. Therefore, AAVTYF represents, an attractive therapeutic choice for human XLRP gene therapy.

Understanding the ocular inflammatory response to AAV administration

Both intravitreal, and to a lesser extent, subretinal administration elicits an inflammatory response to AAV. In the eye, it remains unclear what specific property of the vector preparation drives inflammation. To this end, through a series of detailed, well-controlled studies in non-human primates, we performed a systematic evaluation of the potential contributory factors involved. A brief summary of the studies conducted is shown in the table below, and the accompanying illustrative figures.

Purpose	Parameters	Observations
Vector Methodology (Transfection (TFX) versus HAVE (Herpes simplex virus system))	Ocular inflammation following intravitreal administration	No difference in ocular inflammatory response between manufacturing methodologies

Vector Components (Full capsids, empty capsids, process residuals)	In-life ocular inflammation, transduction efficiency, and cytokine/cellular immune responses following intravitreal administration	Reduction of empty capsids lowers inflammation and enhances transduction Transient minimal response in cytokines or immune cells (local and systemic), with no clear distinction across treatment groups

Capsid serotype (AAVTYF, AAV5, AAV8)	In-life ocular inflammation, transduction efficiency following sub-retinal administration	No difference in ocular inflammatory response between capsid serotypes, two-fold improvement of transduction efficiency with AAVTYF relative to AAV5 & AAV8

Pre-existing Immunity (Low, Medium & High)	In-life ocular inflammation, prevention of vector transduction, and neutralizing antibody correlation between eyes following intravitreal administration

Pre-existing immunity has no impact on ocular inflammation, and is not sufficient in itself to block vector transduction

Neutralizing antibody in one eye does not impact neutralizing antibody levels in the contralateral eye

The ocular inflammation is most strongly correlated to total vector dose, and appears to occur in two phases: immediate, surgery/injection related (more explicit with sub-retinal injections) and delayed, in response to vector (processing of capsid and/or transgene expression). The studies outlined above have allowed us to eliminate the following as key drivers of inflammation: production methodology (transfection versus HSV), characteristics of the AAV product (transgene and process residuals) and capsid serotype (AAV2 versus AAV8) or novel engineered variant (AAVTYF). To date, none of the studies indicate that we should make changes in our product candidates, but we continue to work in non-human primates to understand ocular inflammation. The first publication of this work has recently been accepted by Human Gene Therapy (Timmers et al., 2019; see https://agtc.com/science/).

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

Optogenetics is a biological technique by which cells are modified by AAV vectors to express light-sensitive proteins. These light sensitive proteins open or close in response to light and allow millisecond-scale temporal manipulation of electrical events. Therefore, optogenetics provides a way to manipulate the activity of cells by controlling these proteins with light.

The candidate treatment being developed by AGTC and Bionic Sight is a recombinant AAV that expresses an optogenetic protein, ChronosFP, in the retinal ganglion cells. Light then activates the ChronosFP to send electrical signals from the retinal ganglion cells to the brain. Bionic Sight is developing a device with that uses an algorithm to provide light signals to the retinal ganglion cells that will result in an image the brain can recognize and may significantly enhance vision in patients who have received the optogenetic treatment. Bionic Sight filed an IND for the program in advance of completing the final formulation and testing of clinical trial material produced by their contract manufacturing organization. The FDA has put the trial on hold pending full review of the final testing to assure comparability to the material in the toxicology study. Bionic Sight has reported that it expects clearance of the IND and initiation of the Phase 1/2 clinical trial in the second half of calendar 2019.

X-linked Retinoschisis (XLRS)

XLRS is an inherited retinal disease, meaning that children are born with the defective gene that causes poor visual function that significantly affects daily living activities. XLRS is specifically caused by mutations in the

RS1 gene, which is located on the X chromosome and encodes the retinoschisin, or RS1, protein which provides structural integrity in the retina.

We previously conducted a phase 1/2 clinical trial for our XLRS gene therapy product candidate. In December 2018, we announced the topline interim six-month data from the phase 1/2 clinical trial of our XLRS product candidate that showed it is generally safe and well-tolerated but demonstrated no signs of clinical activity at six months. Per the study protocol, we will continue to monitor enrolled patients at scheduled visits through the end of the study, but we do not plan to continue clinical development of our XLRS product candidate. On September 14, 2019 Dr. Mark Pennesi presented 12-month data that was consistent with the 6-month data.

Other opportunities in ophthalmology

We believe our advanced gene therapy platform will enable us to develop and test new AAV vectors that carry gene sequences for other inherited diseases in ophthalmology (it is estimated that approximately 290 genes causing inherited retinal disease have been identified), and that by leveraging our work on our lead programs we can reduce the need for early research work. In this way, we anticipate being able to move products efficiently through preclinical studies and into clinical development. We have recently added two additional ophthalmology programs to our preclinical pipeline:

•

New Orphan Ophthalmology Indication: We have selected a new orphan ophthalmology indication with a substantial patient population, defined clinical phenotype and available animal models to move forward towards the clinic. We are currently conducting a final non-human primate, or NHP, targeting study of the product candidate that we will need to complete before moving into IND-enabling safety studies

•

Dry AMD: An estimated 15 million people in North America have age-related macular degeneration (AMD), of which 85-90 percent are diagnosed with the non-exudative dry form (www.aao.org). This medical condition may result in blurred or no vision in the center of the visual field. Loss of central vision can make it hard to recognize faces, read, drive and perform daily activities. This program leverages our deep expertise in ophthalmic gene delivery and large-scale manufacturing while providing another opportunity to expand our pipeline beyond diseases that result solely from mutations in single genes. We are currently analyzing data from proof of concept animal studies that we will need to complete prior to initiating IND-enabling safety studies.

Central Nervous System

A new strategic area of focus for AGTC is in the central nervous system, or CNS, where we see unique opportunities to leverage our comprehensive capabilities in vector design, delivery and manufacturing to address severe unmet medical needs in several diseases. We are actively developing three opportunities and have established a world-class scientific advisory board to assist and guide our efforts as we advance these programs through preclinical development:

Adrenoleukodystrophy (ALD): This disease is an X-linked disorder of fatty acid metabolism that leads to accumulation of very long chain fatty acids in tissues throughout the body, mainly in the central nervous system and the adrenal gland. Patients with ALD cannot break down long-chain fatty acids, leading to their accumulation in cells of the nervous system, brain and adrenal gland. This leads to progressive loss of the membrane that insulates nerves in the brain and spinal cord and may cause damage to the outer layer of the adrenal gland. Clinically, ALD is a heterogeneous disorder with several distinct phenotypes, including rapidly declining neurological function and early death in young boys or progressive muscular weakness leading to lower limb paralysis in adults. There are approximately 14,000 patients with ALD in the United States. Early data from our preclinical studies support a gene therapy-based approach to treating the disease and warrant advancing it to our preclinical pipeline. We have made significant progress on vector design, animal model proof of concept and targeting studies in non-human primates [NHP] in order to obtain data to support moving a potential product candidate to IND enabling studies.

Two Additional CNS indications: We are working on two additional rare genetic CNS indications that have substantial patient populations and well-defined clinical phenotypes. We have access to robust animal models and are using novel vector transgene engineering technologies to design the gene cassette and exploring the optimum approach to administering the AAV to the brain and spinal cord.

Otology

Hearing loss is one of the most common human sensory deficits and it is estimated that nearly half of the cases have a genetic origin. Of the inherited forms of hearing loss, more than 300 genetic causes have been defined with the specific gene identified for more than 70. Despite the impairment that can be caused by deafness, very little progress has been made in developing therapies that go beyond the temporary and partial solutions provided by hearing aids and cochlear implants. In multiple academic research studies, replacement of defective genes in animal models with normal copies has been shown to improve sound propagation in the auditory hair cells, making this a potentially promising application of AAV gene therapy. Additionally, the inner ear shares many of the characteristics that make ophthalmology attractive: it is anatomically well defined and is a small, well contained space where the target cells to be treated are easily identified. Also, the clinical outcome measures for treatments for hearing loss are well defined. Developing product candidates for conditions having these characteristics is a natural complement to our ophthalmology portfolio strategy as we apply our core capabilities and expertise to a new disease field. As part of our efforts in otology, we formed a scientific advisory board and have conducted a detailed evaluation of the development and commercial landscape. From these efforts, we have selected targets which we believe are technically feasible and commercially viable. To augment this exercise, we have been actively screening novel capsid variants in mouse and guinea-pig for their ability to transduce the key cell types of the cochlear – inner and outer hair cells, and support cells. We are advancing the most promising candidates into non-human primate studies to demonstrate the feasibility of safely administering AAV into the ear, both unilaterally and bilaterally, without adversely affecting auditory brainstem responses. Below is a representative example from one of the studies demonstrating GFP reporter transgene expression by immunohistochemistry (shown as brown staining in the figure) in the cell types of interest.

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

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest, of approximately 5 percent, in that company. In addition to the initial investment, AGTC will contribute to ongoing research and development costs through additional payments or other in-kind contributions.    These payments and contributions will be made over time, up to the date that Bionic Sight has received both investigational new drug clearance from the FDA and receipt of written approval from an institutional review board to conduct clinical trials from at least one clinical site for that product candidate.

AGTC will receive additional equity, based on the valuation in place at the beginning of the agreement, for these cash and in-kind research and development contributions and will be obligated to purchase additional equity in Bionic Sight for $4.0 million, at a pre-determined valuation, upon the filing of an IND for the product candidate and successful clearance by a relevant Institutional Review Board (IRB), both of which are required before a clinical trial can proceed. Bionic Sight filed an IND for the program in March 2019 in advance of completing the final formulation and testing of clinical trial material produced by their contract manufacturing organization. The FDA has put the Bionic Sight trial on hold pending full review of the final testing to assure comparability to the material in the toxicology study. Bionic Sight expects clearance of the IND and the IRB in the second half of calendar year 2019, at which time we will be required to make the additional $4.0 million equity investment.

We previously entered into a Collaboration and License Agreement (the “Collaboration Agreement”) with Biogen MA Inc. (“Biogen”) on July 1, 2015. Effective March 8, 2019, Biogen terminated the Collaboration Agreement.

Under the terms of the Collaboration Agreement, we agreed to collaborate with Biogen to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS and XLRP based on our AAV vector technologies. The Collaboration Agreement also provided for discovery programs targeting three indications using our AAV technology whereby we would conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen would have been eligible to exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate. Upon termination of the Collaboration Agreement, we received back the exclusive license rights to develop, manufacture or commercialize XLRP, XLRS and the three discovery programs.

We will continue to seek to partner with other gene therapy companies and academic institutions to leverage our expertise in vector design, research, manufacturing and the regulatory process. The goal of these collaborations would be to forge strategic partnerships around technologies and programs that would fit with our current and future development pipeline. In general, we would seek new intellectual property, development programs in rare diseases, pipeline products where the regulatory pathway is understood, partners with strong scientific, clinical, commercialization and management expertise, and programs that have synergy with our current knowledge base and product pipeline that would add to our industry leadership. We would also be looking at programs where the disease being treated has a large enough patient population that there would be adequate financial returns for the investment of resources.

Our relationship with the University of Florida

All of our scientific founders spent part of their careers at the University of Florida, or UF, and two are still UF faculty members. Since our inception we have licensed significant technology from and funded research at multiple labs at UF. Pursuant to four agreements, we have licensed three U.S. patents and multiple pending applications covering inventions made at UF. UF has multiple capabilities in genetic cloning, gene therapy manufacturing, novel capsid identification, animal model development and facilities for both small and large animal testing, and in certain instances we have benefited from the ability to conduct important research at UF without having to expand in-house facilities and personnel.

In May 2013, we and UF were jointly awarded an $8.3 million grant from the National Eye Institute to support development of our ACHM CNGB3 product candidate, with Dr. William Hauswirth, one of our scientific founders a Professor and holder of the Rybaczki-Bullard Chair in the Department of Ophthalmology at UF, as principal investigator. As of June 30, 2019, we have received payments in the aggregate amount of $3.2 million under this grant.

Our relationships with patient advocacy groups and academic centers

We have long believed that when developing product candidates to treat orphan indications it is important to form strong relationships with patient advocacy groups, and we have done this successfully with both the Foundation Fighting Blindness, or FFB (U.S.), and the Alpha-1 Foundation. Both organizations are well known for their advocacy of patients’ interests in obtaining diagnosis, developing treatments and providing for reimbursement. Both actively support research into treatment, and we have been awarded three research grants totaling $1.6 million from the FFB and one grant of $0.3 million from the Alpha-1 Foundation. More importantly, both organizations have been instrumental in assisting us in forming ties with disease experts, recruiting patients into clinical trials and helping us to understand the needs, wants and concerns of patients. We also have relationships with other advocacy organizations such as Achroma Corp, the BCM Family Foundation, MOMS For Sight, Curing Retinal Blindness Foundation, Sofia Sees Hope, National Organization for Rare Disorders, ALD Connect, FFB (Canada), Italian Achromatopsia Association (IAA), and Alliance for Regenerative Medicine Global Genes.

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

As of September 1, 2019, our patent portfolio included approximately 71 patents and patent applications that we own and approximately 56 patents and patent applications that we have licensed. More specifically, we own nine U.S. patents, eight pending U.S. applications, 32 foreign patents and 22 foreign patent applications. We have licensed six U.S. patents, four pending U.S. applications, 41 foreign patents and two pending foreign patent applications. Of the patents and patent applications that we own or license, 79 cover methods to manufacture AAV vectors, the longest lived and most significant of which is expected to expire in 2029. In October 2017, we were awarded US Patent Number 9,783,826 directed to methods of producing recombinant AAV viral particles using suspension BHK cells. This patent extends the protection on our AAV manufacturing platform from 2025 to 2029. Two of the patents and 18 of the patent applications that we own are directed to small cone promoters and uses thereof. A patent issuing from this group could have an expiration date in 2034.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The issued patents that are material to our business are expected to expire on various dates from 2019 to 2029.

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

The University of Florida

We currently have four agreements with the University of Florida Research Foundation, or UFRF, an affiliate of UF, of which the principal licenses are as follows:

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

•

An Evaluation and License Agreement from UFRF, signed in May 2019, relate to the use of engineered AAV capsids in the field of otology. Under the terms of the agreement, we are evaluating promising capsid candidates for potential application in otology.

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

Collaborations with 4DMT and Synpromics

In April 2015, the Company entered into a collaboration and option agreement with 4D to discover and develop optimized AAV vectors to treat specific ophthalmic disease indications. The AGTC Agreement expired in October 2018 when AGTC chose to not exercise its option to license during the option period. We continue to collaborate with Synpromics in order to develop novel synthetic promoters.

Competition

The biotechnology and pharmaceutical industries, including the gene therapy field, are characterized by intense and rapidly changing competition to develop new technologies and proprietary products, and any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary technology estate and scientific expertise in the gene therapy field provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions and governmental agencies and public and private research institutions that may develop potentially competitive products or technologies.

Currently there are no approved products for any of our lead orphan ophthalmology indications of ACHM and XLRP. We are aware of a number of companies focused on developing gene therapies in various indications, including Adverum Biotechnologies Inc., Allergan plc, Biogen Inc., bluebird bio, Inc., Editas Medicine, Inc., 4D Molecular Therapeutics, GenSight Biologics S.A., Horama, S.A., Limelight Bio, Inc., MeiraGTx Limited (partnered with Janssen Pharmaceuticals ), IVERIC bio, Oxford Biomedica plc, ProQR Therapeutics N.V., REGENXBIO Inc., the Roche Group (acquiring Spark Therapeutics), Ultragenyx Pharmaceuticals, Inc. and uniQure N.V., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates. For XLRP, MeiraGTx and Biogen are developing AAV-based gene therapies and MeiraGTx also has competing programs in ACHM-B3 and ACHM-A3. We believe companies such as REGENXBIO and others could be planning to initiate clinical trials in the future that have the potential to be competitive with AGTC’s programs. We believe the key competitive factors that will affect the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience of administration and delivery, price, the level of generic competition, market exclusivity and the availability of reimbursement from government and other third-party payors.

Government Regulation

Biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Before clinical testing of biological products may begin, we must submit an IND which must go into effect, and each clinical trial protocol for a gene therapy product candidate is reviewed by the FDA and, in some instances, potentially the NIH, through its Novel and Exceptional Technology and Research Advisory Committee, or NExTRAC, formerly the Recombinant DNA Advisory Committee, or RAC, which now focuses on emerging areas of research including, but not restricted to, technologies surrounding advances in recombinant or synthetic nucleic acid research. FDA approval of a BLA also must be obtained before marketing of biological products in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. CBER works closely with the NIH, both of which may engage in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs, and gene therapy products for rare diseases and retinal disorders.

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

Recent developments in regulation of gene therapy

In August 2017, Kymriah (tisagenlecleucel) became the first gene therapy product approved by the FDA. It was followed by three additional gene therapy approvals, including Luxturna (voretigene neparvovec-rzyl) in December 2017. The Luxturna approval is of relevance to AGTC because it is a subretinally administered AAV vector that treats patients with a rare form of inherited vision loss. It is also the first FDA approved gene therapy that targets a disease caused by mutations in a specific gene.

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

In Europe, six gene therapy products have been approved. In 2012, the EMA approved a gene therapy product called Glybera, which is the first gene therapy product approved by regulatory authorities anywhere in the Western world. Most recently, Zynteglo became the sixth gene therapy product approved by the EMA.

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

Sponsors or institutions receiving NIH funding are responsible for compliance with the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or the NIH Guidelines. However, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The oversight bodies at the clinical site(s) (Institutional Review Board (IRB) and Institutional Biosafety Committee (IBC)) are responsible for determining whether or not the clinical study may be conducted there. The IBC may determine that the protocol raises novel or particularly important scientific, safety or ethical considerations, and may refer it to the OSP. Should the OSP determine that public review is required, the protocol could be reviewed by the new NExTRAC, which is expected to hold its first meeting in late 2019.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, although IND sponsors generally wait until the FDA affirmatively provides notice that the agency has no issues with the IND. If the FDA places the clinical trial on a clinical hold within that 30-day time period, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, and the trial oversight bodies and the OSP decide that full public review of the protocol is warranted, initiation of the protocol could be delayed if the new NExTRAC implements a review process similar to the RAC. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to, for example, safety concerns, deficiencies in the study design, or non-compliance with IND regulations. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected suspected adverse reactions, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients.

Human gene therapy products are a new category of therapeutics. Although the FDA recently approved four gene therapy products in the United States, gene therapy remains a relatively new and expanding area of novel therapeutic interventions. Consequently, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval. Over the last several years the FDA has issued helpful guidance on development of gene therapy products and has recently shown an increased willingness to work closely with developers, especially with those working in orphan disease areas.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with the use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule for fiscal year 2020, which becomes effective October 1, 2019, the user fee for an application requiring clinical data, such as a BLA, is $2,942,965. PDUFA also imposes an annual prescription drug program fee ($325,424) for certain approved products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product candidate is being manufactured in accordance with cGMP regulations to ensure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product candidate. A REMS may be imposed to ensure safe use of the drug, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product candidate within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to ensure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product candidate intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States if there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product candidate. Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Orphan designation may also be rescinded if the product candidate no longer meets the criteria for designation.

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

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product candidate is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product candidate designated for priority review in an effort to facilitate the review, and aims to review such applications within six months as opposed to ten months for standard review. Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires, as a condition for accelerated approval, the pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval and receive the same benefits as drugs with Fast Track designation. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Following the establishment of the breakthrough therapy designation, FDA established the regenerative medicine advanced therapy (RMAT) designation in conjunction with the 2016 21st Century Cures Act. Like the breakthrough designation, the RMAT designation requires preliminary clinical evidence indicating that the therapy has the potential to address unmet medical needs. However, the RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over the available therapies, which the breakthrough therapy designation does. Fast Track, breakthrough therapy, and RMAT designations may also be rescinded if the product candidate does not continue to meet the designation criteria.

Fast Track designation, priority review, accelerated approval, breakthrough therapy designation and RMAT designation do not change the standards for approval but may expedite the development or approval process.

Post-approval requirements

Maintaining compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product may also be subject to official lot release. In this case, as part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

Research and Development

Our research and development expenses were $33.2 million for the year ended June 30, 2019 and $32.2 million for the year ended June 30, 2018.

Employees

As of June 30, 2019, we had 85 full-time employees, 51 of whom have Ph.D., M.D. or other post-graduate degrees. Of these full-time employees, 61 are engaged in research and development activities and 24 are engaged in finance, human resources, facilities and general management.

As of June 30, 2019, all of our personnel were co-employees of AGTC and a professional human resource service organization, TriNet HR Corporation, or TriNet. Under our agreement with TriNet, TriNet was a co-employer of our personnel, and was responsible for administering all payroll functions, including tax withholding, and providing health insurance and other benefits for these individuals. We reimbursed TriNet for these costs and paid TriNet an administrative fee for its services. We were responsible for, and controlled, all aspects of the hiring, retention, compensation, management and supervision of our personnel. We consider the terms of our contract with TriNet to be reasonable and customary and believe this arrangement provided substantial benefit to us, in the form of lower costs for employee benefits and a reduced administrative burden on us. Effective as of July 1, 2019, we engaged Insperity PEO Services, L.P. to replace TriNet as our professional human resource service organization.

We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We use “AGTC” and the double helix logo as trademarks in the United States and other countries. As of June 30, 2019, these trademarks have been registered in the United States, European Union and Japan.

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

We are a clinical-stage biotechnology company, and we have not yet generated revenues from product sales. With the exception of the fiscal year ended June 30, 2017, in which we reported net income of $0.4 million due in part to the amortization associated with our collaboration agreement with Biogen, we have incurred losses from operations in each year since our inception in 1999. For the fiscal years ended June 30, 2019 and 2018, we reported net losses of $2.0 million and $21.3 million, respectively. As of our most recent fiscal year ended June 30, 2019, we had an accumulated deficit of $135.5 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

All of our revenue generated to date has come from research grants from third parties or license fees or milestone payments from collaborations. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners such as Bionic Sight, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales for at least the next several years, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenues from product sales depends heavily on our success in:

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

As a result of the termination of the Biogen Collaboration Agreement, we will not receive any future milestone-based or royalty payments under the agreement after March 8, 2019.

Effective March 8, 2019, Biogen terminated the Biogen Collaboration Agreement. Under the terms of the Collaboration Agreement, we agreed to collaborate with Biogen to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS and XLRP based on our AAV vector technologies. The Collaboration Agreement also provided for discovery programs targeting three indications using our AAV technology whereby we would conduct discovery, research and development activities for those additional drug candidates through the stage of clinical candidate designation, after which, Biogen would have been eligible to exercise an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate. We also granted Biogen: (i) an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by us for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement and (ii) a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, of our interest in other intellectual property developed pursuant to the agreement. Upon the termination of the Collaboration Agreement, we received back the exclusive license rights to develop, manufacture or commercialize XLRP, XLRS and the three discovery programs. However, as a result of the termination of the Collaboration Agreement, we will not receive any future milestone-based or royalty payments.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2019, and 2018, our cash and cash equivalents and investments amounted to $82.0 million and $104.9 million, respectively. Our research and development expenses were $33.2 million and $32.2 million for the fiscal years ended June 30, 2019 and 2018, respectively. We believe that our existing cash and cash equivalents at June 30, 2019 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates into the first half of 2021. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches.

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

As a result of the termination of the Biogen Collaboration Agreement, we will not receive any future milestone-based or royalty payments under that agreement which will make it more likely that we will need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. If we are unable to obtain needed funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations and prospects and cause the price of our common stock to decline.

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

We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a BLA from the FDA or marketing authorization from applicable regulatory authorities outside the United States. We are also not permitted to promote our product candidates as safe and effective therapies until after receiving approval. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the United States, which will significantly impair our ability to generate any revenues. In addition, failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	restrictions on the products, manufacturers or manufacturing process;

•	warning letters or untitled letters alleging violations;

•	civil and criminal penalties;

•	injunctions;

•	suspension or withdrawal of regulatory approvals;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements; and

•	refusal to approve pending BLAs or supplements to approved BLAs.

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

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. To date, four gene therapy products have been approved in the United States and five such products have been approved in Europe.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or the NIH, are also subject to review by the NIHNovel and Exceptional Technology and Research Advisory Committee, or NExTRAC, formerly the Recombinant DNA Advisory Committee, or RAC, which now focuses on emerging areas of research including, but not restricted to, technologies surrounding advances in recombinant or synthetic nucleic acid research. Although the FDA decides whether individual gene therapy protocols may proceed, it is possible the NExTRAC review process, which is still being implemented, could delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Before a clinical trial can begin at a study site, that institution’s Institutional Review Board, or IRB, and its Institutional Biosafety Committee, or IBC, have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. For example, enrolling eligible patients in novel orphan drug trials can be challenging and we previously encountered slower-than-expected enrollment in our phase 1/2 clinical trial for our XLRS product candidate as a result of patients not meeting one or more study eligibility criteria. Challenges such as these in enrolling a sufficient number of patients to conduct our clinical trials as planned, may cause us to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business. We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates.

In particular, most of the conditions for which we plan to evaluate our product candidates are rare genetic disorders with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Our clinical trials have and may continue to be delayed by the necessity to re-test study agent, the decision to use a single surgeon to treat patients and protocol amendments that require approval by institutional review boards at the clinical sites. A failure of one or more clinical trials can occur at any stage of testing.

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

•	delays in obtaining required IRB and IBC approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in our clinical trials;

•	delays due to changing standard of care for the diseases we are targeting;

•	adding new clinical trial sites;

•	imposition of a clinical hold by regulatory agencies, after review of an IND application or equivalent application or an inspection of our clinical trial operations or trial sites;

•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;

•	loss of product due to shipping delays or delays in customs in connection with delivery to foreign countries for use in clinical trials;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCP requirements or applicable regulatory guidelines in other countries;

•

delays in the manufacture, testing, release, import or export for the use of sufficient quantities of our product candidates for the use in clinical trials by our vendors, such as the vendor testing errors previously experienced in our ongoing clinical trials; failure by us or our vendors to manufacture our product candidate in accordance with FDA’s good manufacturing practice, or GMP, requirements or applicable regulatory guidelines in other countries;

•	delays by us or our contract vendors in the testing, validation and delivery of our product candidates to the clinical trial sites;

•	delays in having patients’ complete participation in a trial or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol or clinical trial sites or patients dropping out of a trial;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements, FDA policy, and guidance that require amending or submitting new clinical protocols;

•	the costs of clinical trials of our product candidates may be greater than we anticipate; or

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

As with many pharmaceutical and biological products, treatment with our product candidates may produce undesirable side effects or adverse reactions. These adverse reactions may occur despite our belief that our AAV vectors have a generally acceptable safety profile.

Known adverse reactions that could occur with treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early time points after administration. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of T-cell response due to immune response against the vector capsid proteins. If our vectors demonstrate a similar effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. In addition, theoretical adverse reactions of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, also known as cancer, which could potentially enhance the risk of malignant transformation. Potential procedure-related adverse reactions, including inflammation, can also occur and have, in fact, been observed in our XLRS, XLRP and ACHM CNGB3 trials. There is also the potential risk of delayed adverse reactions following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse reactions occur, our clinical trials could be suspended or terminated and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial. If we elect or are required to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We may be unable to obtain orphan product designation or exclusivity for some of our product candidates. If our competitors are able to obtain orphan product exclusivity for their products that are considered to be the same as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals diagnosed annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product. Our product candidates for the treatment of XLRS, ACHM (in the form caused by mutations in the CNGB3 and CNGA3 genes) and XLRP (in the form caused by mutations in the RPGR gene) have been granted orphan medicinal product designation by the FDA and the European Commission. We may request orphan drug designation for our other product candidates in the future but there can be no assurances that the FDA will grant any of our product candidates such designation. Additionally, the designation by the FDA of any of our product candidates as an orphan drug does not guarantee that the FDA will accelerate regulatory review of or ultimately approve that product candidate. Orphan drug designation may also be rescinded if FDA concludes that the product candidate no longer meets the criteria for designation.

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

In addition, product manufacturers are subject to payment of program fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or with the integrity or sufficiency of data, records, or documentation, or disagrees with the promotion, marketing or labeling of that product, a regulatory agency may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue.

We expect to rely on third parties to conduct and supervise our clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business.

We expect to continue to rely on academic research institutions and CROs along with clinical trial sites to ensure our clinical trials are conducted properly and on time. While we will have agreements governing their activities, we will have limited influence over their actual performance and will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

In addition to our current collaborations, we may in the future seek third-party collaborators for the development and commercialization of product candidates based on our gene therapy platform. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from any future collaboration or license agreement will depend on the collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any collaborators may have the right to abandon research or development projects and terminate applicable agreements, including any funding obligations, prior to or upon the expiration of the agreed upon terms. For example, on December 7, 2018, we received notice from Biogen that the Biogen Collaboration Agreement would be terminated effective March 8, 2019. As a result of the termination, we will not receive any future milestone-based or royalty payments under the Collaboration Agreement after March 8, 2019.

Our current collaborations or any collaboration that we enter into in the future, may pose a number of risks, including the following:

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

•

collaborations may be terminated at the convenience of the collaborator or for a material breach by either party, and, if a collaboration is terminated, we could be required to make payments to the collaborator or have our potential payments under the collaboration reduced; and

•

in the event of the termination of a collaboration, like the termination of the Biogen Collaboration Agreement effective as of March 8, 2019, we could be required to raise additional capital to pursue further development or commercialization of the product candidates returned to us by our former collaborator.

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

Gene therapy remains a novel technology, with only four gene therapy products approved to date in the United States and only five gene therapy products approved to date in Europe. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, trials using early versions of lentiviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize lentiviral vectors, our product candidates use a viral delivery system. Adverse events in our clinical trials or the clinical trials of other gene therapy companies, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Some of the provisions of the ACA have been subject to judicial and Congressional challenges, and we expect there to be further challenges in the future. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, President Trump has been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact our business. We cannot predict what legislation, if any, to repeal or replace the ACA will become law, or what impact any such legislation may have on us or our partners’ business and financial condition, if any.

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

All of our personnel, including our executive officers, are co-employees of AGTC and a professional employer organization, Insperity. Under the terms of our arrangement, Insperity is the formal employer of all of our personnel, and is responsible for administering all payroll, including tax withholding, and providing health insurance and other benefits for these individuals. We reimburse Insperity for these costs, and pay Insperity an administrative fee for its services. If Insperity fails to comply with applicable laws, or its obligations under this arrangement, our relationship with our employees could be damaged. We could, under certain circumstances, be held liable for a failure by Insperity to appropriately pay, or withhold and remit required taxes from payments to, our employees. In such a case, our potential liability could be significant and could have a material adverse effect on our business.

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

The U.S. Tax Cuts and Jobs Act enacted in December 2017 includes significant changes from prior tax law which could result in significant changes to our future tax positions.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 contains many provisions which differ from prior tax law. These changes include, but are not limited to, the reduction in the federal corporate income tax rate from 35% to 21% and the elimination of a corporation’s ability to carryback net operating losses to prior taxable income periods. We accounted for the Tax Act during the year ended June 30, 2018, which resulted in a decrease to the deferred tax asset and a decrease to the valuation allowance due to the reduction of the federal corporate income tax rate from 35% to 21%. Given the complexity of the Tax Act, anticipated guidance from the U.S. Treasury regarding implementation of the Tax Act, and potential for guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, adjustments may be required in future periods to reflect any such guidance provided.

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

Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter parties reexamination proceedings before the United States Patent and Trademark Office and corresponding foreign patent offices. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

Fluctuations in the price of our common stock could contribute to the loss of all or part of your investment. Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2014 and through August 31, 2019, the price of our common stock on the Nasdaq Global Market has ranged from $2.26 to $34.37. Any of the factors listed below could have a material adverse effect on your investment in our common stock. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.

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

Not Applicable.

ITEM 2.	PROPERTIES

Alachua, Florida

Our corporate headquarters are located in Alachua, Florida. In January 2016, we moved into a new combined-use facility consisting of approximately 21,500 square feet of laboratory and office space. The initial lease term for this facility is 12 years and we have options to extend the term of the lease for three additional five-year periods.

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

As of September 24, 2019, a total of 18,218,402 shares of our common stock were outstanding and we had 27 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the fourth quarter of fiscal 2019.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1, 2019 through April 30, 2019	606	$4.61	—	$—
May 1, 2019 through May 31, 2019	685	$4.06	—	$—
June 1, 2019 through June 30, 2019	685	$3.70	—	$—

Total	1,976	$4.12	—	—

(a)

These columns reflect the surrender to the Company of an aggregate of 1,976 shares of common stock to satisfy tax withholding obligations in the connection with the vesting of restricted stock issued to an employee during the fourth quarter of fiscal 2019.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have incurred losses from operations in each year since inception, except for fiscal 2017, in which we reported net income of $0.4 million due in part to the amortization associated with our collaboration agreement with Biogen. For the fiscal years ended June 30, 2019 and 2018, we reported net losses of $2.0 million and $21.3 million, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

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

As of June 30, 2019, we had cash and cash equivalents and investments totaling $82.0 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments at June 30, 2019, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs into the first half of 2021. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Strategic Collaborations

Biogen

In July 2015, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Biogen, pursuant to which we and Biogen collaborated to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies. Effective March 8, 2019, Biogen terminated the Collaboration Agreement. Upon termination, we received back the exclusive license rights to develop, manufacture and commercialize the product candidates for all of our partnered programs including our XLRP program, XLRS program and our three discovery programs. As we reported on December 12, 2018, based on topline interim six-month data from our Phase 1/2 clinical trial of our XLRS product candidate that showed no clinical activity at six-months, we will complete patient monitoring activities on the XLRS program according to the clinical protocol, but we will not further develop our XLRS product candidate. We plan to continue to advance our XLRP and ACHM product candidates, as we believe the general safety and tolerability of our gene delivery platform is supported by our XLRS clinical data.

During the term of the Collaboration Agreement, we received an aggregate of $111.5 million in upfront payments and milestone payments. For the fiscal years ended June 30, 2019 and 2018, we recognized revenue of approximately $41.1 million and $24.1 million, respectively, under the Collaboration Agreement, including $20.4 million recognized in fiscal 2019, which was the remaining deferred revenue balance as of the termination date.

Bionic Sight, LLC

In February 2017, we entered into a collaboration agreement with Bionic Sight to develop a gene therapy treatment to be used with Bionic Sight’s innovative neuroprosthetic device and algorithm for retinal coding.

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5 percent equity interest in Bionic Sight. In addition to the initial investment, we are contributing to ongoing research and development support costs through additional payments or other in-kind contributions. These payments and contributions will be made over time, up to the date that Bionic Sight has received both investigational new drug clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product candidate (the “IND Trigger”). As of June 30, 2019, we had incurred approximately $2.0 million in research and development support cost related to in-kind contributions. If and when, the IND Trigger is attained, we will receive additional equity, based on the valuation in place at the beginning of the agreement, for its cash and research and development contributions and will be obligated to purchase additional equity in Bionic Sight for $4.0 million. Bionic Sight filed an IND for the program on March 1, 2019 in advance of completing the final formulation and testing of clinical trial material produced by their contract manufacturing organization. The FDA has put the trial on hold pending full review of the final testing to assure comparability to the material in the toxicology study. Bionic Sight expects the FDA to lift the hold on the IND and the Phase 1/2 clinical trial to be initiated in the first half of fiscal year 2020.

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

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development programs, manufacturing efforts and reimbursements, collaboration milestone payments, and the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales for the foreseeable future, if at all. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, our results of operations and financial position would be materially adversely affected. Following the termination of the Collaboration Agreement, we do not expect to receive any material collaboration related payments in the near term.

On July 1, 2018, we adopted Accounting Standard Codification (ASC) 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method. For further information, refer to Note 2: Revenue Recognition, to the financial statements set forth in this Annual Report on Form 10-K.

Bionic Sight, LLC, In-Kind Contributions

We assessed the nature of in-kind contributions under the scope of ASC 606, Revenue from Contracts with Customers, following the five-step approach, as the services rendered represent a distinct service delivered to a counterparty that meets the definition of a customer. The Company considered these services to represent one combined performance obligation. Given that the consideration that the Company is entitled to is contingent upon achievement of the IND Trigger, the consideration is determined to be variable. The Company believes that the amount of variable consideration related to the achievement of the IND Trigger should be fully constrained as the achievement of this event is highly susceptible to factors outside of the Company’s control. The Company evaluates the amount of potential receipt of the variable consideration and the likelihood that the consideration will be received. Utilizing the most likely amount method, and if it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price. The variable consideration related to Bionic Sight agreement has been fully constrained since the inception of the agreement and no amounts have been recognized as revenue to date. If IND Trigger is achieved, we expect to receive equity interest in Bionic Sight based on the valuation in place at the beginning of the agreement and recognize revenue equal to the amount of in-kind contributions.

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

From inception through June 30, 2019, we have incurred approximately $202.4 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications.

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

Other income/(expense), net

Other income/(expense), net consists primarily of investment income on cash and cash equivalents and our held-to-maturity investments.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments and methodologies. Estimates are based on historical experience, current conditions and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are most critical to the preparation of our financial statements.

Revenue recognition

We have generated revenue primarily through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and revenues from federal research and development grant programs. Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, we perform the following five steps: (i) identification of the contract; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer.

Performance obligations are promises to transfer distinct goods or services to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include both fixed consideration or variable consideration. At the inception of an arrangement that includes variable consideration and at each reporting period, we evaluate the amount of potential payment and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount to be received based on which method better predicts the amount expected to be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price. We will assess our revenue generating arrangements in order to determine whether a significant financing component exists and conclude that a significant financing component does not exist in any of our arrangements if: (a) the promised consideration approximates the cash selling price of the promised goods and services or any significant difference is due to factors other than financing; and (b) timing of payment approximates the transfer of goods and services and performance is over a relatively short period of time within the context of the entire term of the contract.

Our contracts will often include development and regulatory milestone payments. At contract inception and at each reporting period, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the customer’s control, such as regulatory approvals, are not included in the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment.

For arrangements that may include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaboration arrangements.

We allocate the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts the Company would expect to receive for each performance obligation.

For performance obligations consisting of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. If the license is determined to be distinct from the other performance obligations identified in the arrangement, then we will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

We receive payments from its customers based on billing terms established in each contract. Such billings generally have 30-day payment terms. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional.

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

Share-based compensation

We account for share-based awards issued to employees in accordance with Accounting Standard Codification (ASC) Topic 718, Compensation—Stock Compensation (ASC 718) generally recognize share-based compensation expense on a straight-line basis over the periods during which the employees and non-employee directors are required to provide service in exchange for the award. In addition, we issue stock options and restricted shares of common stock to non-employees in exchange for consulting services and account for these in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees (ASC 505-50). Under ASC 505-50, share-based awards to non-employees are subject to periodic fair value re-measurement over their vesting terms.

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

As required by U.S. GAAP, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense. The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates. On December 28, 2015, the United States Internal Revenue Service, or IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014. As of June 30, 2017, the IRS audit was closed, and the Company incurred no penalties or payment liabilities for its income tax positions. For fiscal years ended June 30, 2019 and 2018, we recorded income tax expense as a result of uncertainties related to state income taxes.

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act contains several key provisions including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%. We have enacted this reduction in tax rate effective January 1, 2018, and as such is using a blended rate for the fiscal year ended June 30, 2018. In addition, federal net operating losses (NOLs) generated during future periods will be carried forward indefinitely but will be subject to an 80% utilization against taxable income. The Company has completed its evaluation of the Tax Act with no material adjustments to its initial analysis.

For the fiscal year ended June 30, 2019, the Company recorded an income tax provision as a result of uncertainties related to state income taxes.

Recent Accounting Pronouncements

Refer to Note 2 to our financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Results of operations

Comparison of the fiscal years ended June 30, 2019 and 2018

Revenue

	Year ended June 30,		Increase (Decrease)	% Increase (Decrease)
In thousands	2019	2018
Collaboration revenue
License and related services	$27,000	$18,529	$8,471	46%
Development services	2,736	3,028	(292)	(10)%
Milestone revenue	11,392	$2,500	8,892	356%

Total Collaboration revenue	$41,128	$24,057	$17,071	71%
Grant revenue	564	129	435	337%

Total revenue	$41,692	$24,186	$17,506	72%

Total revenue for fiscal year 2019 increased by $17.5 million to $41.7 million compared to fiscal year 2018 primarily due to increased milestone revenue of $8.9 million, increased license and related services revenue of $8.5 million, and increased grant revenue of $0.4 million, which was partially offset by decreased development services revenue of $0.3 million. The increase in license and related services revenue was primarily due to recognizing revenue of $18.0 million as result of the termination of the Collaboration Agreement with Biogen effective March 8, 2019, partially offset by the Company’s revised pattern of revenue recognition under ASC 606. The increase in grant revenue was attributable to higher research and development activities on grant-funded projects. The increase in milestone revenue was primarily due to recognizing revenue of $8.3 million associated with the receipt of a $10.0 million milestone payment from Biogen under the Collaboration Agreement during the first quarter of fiscal year 2019, recognizing revenue of $0.6 million under ASC Topic 606 and recognizing revenue of $2.4 million as a result of the termination of the Collaboration Agreement with Biogen, partially offset by recognizing revenue of $2.5 million in fiscal year 2018 associated with receiving a milestone payment from Biogen. The decrease in development services revenue was primarily due to timing of Phase 1/2 study activities related to the Company’s XLRP program and due to the termination of the Collaboration Agreement with Biogen.

Research and development expenses

The following table summarizes our research and development expenses by product candidate or program for the fiscal year ended June 30, 2019 and 2018:

	Year Ended June 30,		Increase (Decrease)	% Increase (Decrease)
In thousands	2019	2018
External research and development expenses
ACHM	$4,729	$4,202	$527	13%
XLRS	1,197	2,399	(1,202)	(50)%
XLRP	4,539	2,688	1,851	69%
Research and discovery programs	3,363	6,077	(2,714)	(45)%

Total external research and development expenses	13,828	15,366	(1,538)	(10)%

Internal research and development expenses
Employee-related costs	10,908	8,897	2,011	23%
Share-based compensation	1,895	2,443	(548)	(22)%
Other	6,552	5,475	1,077	20%

Total internal research and development expenses	19,355	16,815	2,540	15%

Total research and development expense	$33,183	$32,181	$1,002	3%

External research and development costs consist of clinical trial, collaboration, licensing, manufacturing, testing, and other miscellaneous expenses that are directly attributable to our most advanced product candidates and discovery programs. We do not allocate personnel-related costs, including stock-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for fiscal 2019 were $33.2 million, compared to $32.2 million for fiscal 2018, an increase of $1.0 million, or 3%. This increase was primarily attributable to:

•	$2.0 million of increased employee-related expenses associated with the hiring of additional employees to support clinical trial execution and research and development activities;

•

$1.9 million of increased external spending related to XLRP primarily due to incurring sublicense expenses associated with receiving a $10.0 million XLRP milestone payment from Biogen under the Collaboration Agreement;

•	$1.1 million of increased general research and development expenses associated with consulting, depreciation and rent expense; and

•	$0.5 million of increased external spending related to ACHM primarily due to increased patient enrollment.

These increases were partially offset by:

•	$2.7 million of decreased research and discovery spending primarily due to decreased pre-clinical ophthalmology activities;

•	$1.2 million of decreased external XLRS expenses primarily due to reaching full enrollment on the Phase 1/2 clinical trial; and

•	$0.5 million of decreased share-based compensation expenses primarily due to timing of grants.

General and administrative expenses

	Year Ended June 30,		Increase (Decrease)	% Increase (Decrease)
In thousands	2019	2018
Employee-related costs	$4,773	$5,557	$(784)	(14)%
Share-based compensation	2,134	2,751	(617)	(22)%
Legal and professional fees	774	437	337	77%
Other general and administrative expenses	5,178	5,644	(466)	(8)%

Total general and administrative expenses	$12,859	$14,389	$(1,530)	(11)%

General and administrative expenses for the fiscal 2019 were $12.9 million, compared to $14.4 million for fiscal 2018, a decrease of $1.5 million, or 11%. The decrease was primarily driven by a decrease in employee-related costs of $1.4 million and a decrease in other general and administrative expenses of $0.5 million attributable to decrease in bad debt expense and other administrative expenses incurred during normal course of business operations for the year ended June 30, 2019.

Other income/(expense), net

Other income/(expense), net, which consists primarily of investment income, increased to $2.5 million for the year ended June 30, 2019, compared to $1.2 million for the year ended June 30, 2018. The increase in other income/(expense), net of $1.3 million was primarily due to better investment performance and settlement of recovery cost as result of the termination of the Collaboration Agreement with Biogen.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of June 30, 2019, we had an accumulated deficit of $135.5 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of June 30, 2019, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of U.S. Treasury Securities, none of which mature more than 12 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

In thousand	June 30, 2019	June 30, 2018
Net cash and cash equivalents provided by (used in):
Operating activities	$(23,457)	$(32,520)
Investing activities	19,027	33,015
Financing activities	68	(136)

Net (decrease)/increase in cash and cash equivalents	$(4,362)	$359

Operating activities. Cash used in operating activities of $23.5 million for the fiscal year ended June 30, 2019 was primarily due to changes in operating assets and liabilities of $25.6 million, partially offset by non-cash items of $4.2 million, including $4.0 million in stock-based compensation expense, and a net loss of $2.0 million. For the fiscal year ended June 30, 2019, the change in operating assets and liabilities was primarily due to recognizing the entire deferred revenue balance as a result of the termination of the Collaboration Agreement. Cash used in operating activities of $32.5 million during the fiscal year ended June 30, 2018 was primarily due to changes in operating assets and liabilities of $18.2 million, partially offset by non-cash items of $7.0 million, including $5.2 million of stock-based compensation expense, and a net loss of $21.3 million.

Investing activities. Cash provided by investing activities of $19.0 million for the fiscal year ended June 30, 2019 was primarily due to maturity of investments of $94.1 million, partially offset by purchases of investments of $74.8 million and the purchase of property and equipment of $0.2 million and intellectual property of $0.1 million. Cash provided by investing activities of $33.0 million for the fiscal year ended June 30, 2018 was primarily due to maturity of investments of $100.9 million, partially offset by purchases of investments of $67.1 million and the purchase of property and equipment and intellectual property of $0.8 million.

Financing activities. Net cash (used in)/provided by financing activities for fiscal year 2019 and 2018 was $68,000 and ($136,000), respectively. Net cash provided in financing for year ended June 30, 2019 consisted primarily of proceeds from the exercise of common stock options. Net cash used in financing activities for the year ended June 30, 2018 was associated with deferred offering costs.

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

We believe that our existing cash and cash equivalents and investments at June 30, 2019, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs into the first half of 2021. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs our clinical trials for our XLRP and ACHM product candidates;

•	the timing and costs of our preclinical studies of our discovery program product candidates;

•	the timing and level of activity as determined by us or jointly with our partners;

•	the level of funding received from our partners;

•	whether or not we elect to cost share with our partners;

•	the initiation, progress, timing, costs and results of preclinical studies relating to potential applications of our gene therapy platform in other indications;

•	our success in scaling our manufacturing method and expanding our manufacturing capabilities;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and costs of seeking regulatory approvals;

•	subject to receipt of marketing approval, revenue received from commercial sales of our product candidates;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

•	the extent to which we in-license or acquire other products and technologies; and

•	the timing of payments for our additional equity purchase obligations under the Bionic Sight collaboration agreement.

Contractual obligations and commitments

Our current leased facilities encompass approximately 21,500 square feet of laboratory and office space in Alachua, Florida under a lease arrangement that will expire in December 31, 2027. In addition, we occupy approximately 8,000 square feet of office and laboratory space in Cambridge, Massachusetts. On July 31, 2017, we entered into a new lease to increase our office and laboratory space in Cambridge by approximately 5,000 square feet to a total of approximately 8,000 square feet and extend the term of the lease for an additional seven years, with an option to further extend the lease for one additional three-year term.

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

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPLIED GENETIC TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Applied Genetic Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Applied Genetic Technologies Corporation (the Company) as of June 30, 2019 and 2018, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method for accounting for revenue recognition in 2019.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Tampa, Florida

September 26, 2019

APPLIED GENETIC TECHNOLOGIES CORPORATION

BALANCE SHEETS

	As of June 30,
In thousands, except per share data	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$26,703	$31,065
Investments	55,292	73,840
Grants receivable	13	210
Prepaid and other current assets	2,276	4,009

Total current assets	84,284	109,124

Property and equipment, net	4,430	5,254
Intangible assets, net	1,013	968
Investment in Bionic Sight	1,945	1,980
Other assets	544	1,206

Total assets	$92,216	$118,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,331	$945
Accrued and other liabilities	8,024	7,155
Deferred revenue	—	6,295

Total current liabilities	9,355	14,395

Deferred revenue, net of current portion	—	610
Other long-term liabilities	4,152	4,345

Total liabilities	13,507	19,350

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.001 per share, 150,000 shares authorized; 18,226 and 18,137 shares issued; 18,207 and 18,126 shares outstanding as of June 30, 2019, and 2018, respectively	18	18
Additional paid-in capital	214,324	210,139
Shares held in treasury of: 19 and 11 as of June 30, 2019 and 2018 respectively	(85)	(49)
Accumulated deficit	(135,548)	(110,926)

Total stockholders’ equity	78,709	99,182

Total liabilities and stockholders’ equity	$92,216	$118,532

The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended June 30,
In thousands, except per share data	2019	2018
Revenue:
Collaboration revenue	$41,128	$24,057
Grant revenue	564	129

Total revenue	41,692	24,186

Operating expenses:
Research and development	33,183	32,181
General and administrative	12,859	14,389

Total operating expenses	46,042	46,570

Loss from operations	(4,350)	(22,384)
Other income/(expense):
Investment income, net	2,009	1,301
Other income/(expense)	446	(125)

Total other income, net	2,455	1,176

Loss before provision for income taxes	(1,895)	(21,208)

Provision for income taxes	76	72

Loss before equity in net losses of affiliate	(1,971)	(21,280)

Equity in net losses of affiliate	(35)	(20)

Net Loss	$(2,006)	$(21,300)

Loss per share:
Basic	$(0.11)	$(1.18)
Diluted	$(0.11)	$(1.18)
Weighted average shares outstanding:
Basic	18,157	18,105
Diluted	18,157	18,105

The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
In thousands	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance, June 30, 2017	18,088	$18	—	$—	$204,937	$(89,626)	$115,329
Share-based compensation expense	—	—	—	—	5,193	—	5,193
Shares (purchased)/issued under employee plans	38	—	11	(49)	9	—	(40)
Net loss	—	—	—	—	—	(21,300)	(21,300)

Balance, June 30, 2018	18,126	18	11	$(49)	$210,139	$(110,926)	$99,182

Cumulative impact of adoption of ASC 606	—	—	—	—	—	(22,616)	(22,616)
Share-based compensation expense	—	—	—	—	4,029	—	4,029
Shares (purchased)/issued under employee plans	81	—	8	(36)	156	—	120
Net loss	—	—	—	—	—	(2,006)	(2,006)

Balance, June 30, 2019	18,207	$18	19	$(85)	$214,324	$(135,548)	$78,709

The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended June 30
In thousands	2019	2018
Cash flows from operating activities:
Net loss	$(2,006)	$(21,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,029	5,193
Depreciation and amortization	1,273	1,175
Investment premium amortization/(discount accretion)	(790)	85
(Recovery)/provision for uncollectible accounts, net	(358)	375
Equity in net losses of affiliate	35	20
Loss on disposal of property, plant and equipment	—	1
Loss on disposal of intangible assets	—	126
Changes in operating assets and liabilities:
Grants receivable	186	(36)
Prepaid and other assets	1,635	(1,903)
Accounts payable	327	(53)
Deferred revenues	(28,392)	(18,529)
Accrued and other liabilities	604	2,326

Net cash used in operating activities	(23,457)	(32,520)

Cash flows from investing activities:
Purchase of property and equipment	(163)	(662)
Purchase of and capitalized costs related to intangible assets	(148)	(141)
Investment in Bionic Sight	—	—
Maturity of investments	94,119	100,900
Purchase of investments	(74,781)	(67,082)

Net cash provided by investing activities	19,027	33,015

Cash flows from financing activities:
Proceeds from exercise of common stock options	156	9
Taxes paid related to equity awards	(36)	—
Payments made toward capital lease obligations	(52)	(43)
Deferred offering costs	—	(102)

Net cash provided by/(used in) financing activities	68	(136)

Net (decrease)/increase in cash and cash equivalents	(4,362)	359
Cash and cash equivalents, beginning of year	31,065	30,706

Cash and cash equivalents, end of year	$26,703	$31,065

Supplemental information:
Cash paid during the year for income taxes	$—	$617
Capital lease obligation related to the purchase of equipment	$—	$240
Lease incentive obligation related to the purchase of leasehold improvements	$—	$2,588
Costs related to future offering costs included in accounts payable and accrued liabilities	$—	$163
Cost related to purchase of property and equipment included in accounts payable and accrued liabilities	$124	$—
Cost related to purchase of intellectual property included in accounts payable	$59	—
Issuance of restricted stock for no consideration	$36	$49

The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Operations

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

In July 2015, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Biogen MA, Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), pursuant to which the Company and Biogen collaborated to develop, seek regulatory approval for and commercialize gene therapy products to treat X-linked retinoschisis (“XLRS”), X-linked retinitis pigmentosa (“XLRP”), and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies. The Collaboration Agreement became effective in August 2015. On December 7, 2018, the Company received notice from Biogen that it had elected to terminate the Collaboration Agreement, which became effective on March 8, 2019. The Collaboration Agreement and other transactions with Biogen are discussed further in Note 7 to these financial statements.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of June 30, 2019, the Company had an accumulated deficit of $135.5 million. While the Company expects to continue to generate some revenue from partnering, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. As of June 30, 2019, the Company had cash and cash equivalents and liquid investments of $82.0 million.

2.	Summary of Significant Accounting Policies

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP and U.S. Securities and Exchange Commission (“SEC”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates an investment for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Company’s intent to sell the security or the likelihood that it will be required to sell the security before recovery of the entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income/(expense) and a new cost basis in the investment is established.

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

Property and equipment

Property and equipment, consisting of laboratory equipment, furniture and fixtures, computer equipment and leasehold improvements, are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to ten years. The weighted average useful life is 6.8 years. Leasehold improvements are stated at cost and are amortized over the shorter of the estimated useful lives of the assets or the lease term, including any renewal periods that are deemed to be reasonably assured. Repair and maintenance costs that do not improve service potential or extend an asset’s economic life are recorded as an expense when incurred.

Intangible assets

Intangible assets primarily include licenses and patents. The Company obtains licenses from third parties and capitalizes the costs related to exclusive licenses that have alternative future use in multiple potential programs. The Company also capitalizes costs related to filing, issuance, and prosecution of patents. The Company reviews its capitalized costs periodically to determine that such costs relate to patent applications that have future value and an alternative future use and writes off any costs associated with patents that are no longer being actively pursued or that have no future benefit.

Amortization expense is computed using the straight-line method over the estimated useful lives of the assets, which are generally eight to twenty years. The weighted average amortization period is 8.6 years. The Company amortizes in-licensed patents and patent applications from the date of the applicable license and internally developed patents and patent applications from the date of the initial application. Licenses and patents converted to research use only are immediately written off to expense.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment when impairment indicators are present. If impairment indicators exist, management determines whether impairment in value has occurred by comparing the estimated undiscounted cash flows from future operations with the carrying values of the assets. Management considers several indicators in assessing impairment, including trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. No impairment charges were recorded for each of the fiscal years ended June 30, 2019 and 2018.

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

The adoption of the new revenue recognition guidance resulted in an increase of $22.6 million in deferred revenue and accumulated deficit as of July 1, 2018. For the year ended June 30, 2019, revenue increased by $25.4 million, net income increased by $25.4 million and basic and diluted earnings per share increased by $1.40 per share, respectively, based on revenue recognition under Topic 606 as compared to the Company’s prior revenue recognition methodology under ASC 605, Revenue Recognition. These changes were primarily caused by the differences in determining and allocating transaction price and recognizing revenue on a proportional performance basis under Topic 606.

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

Performance obligations are promises to transfer distinct goods or services to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

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

The Company’s contracts will often include development and regulatory milestone payments. At contract inception and at each reporting period, the Company evaluates whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the customer’s control, such as regulatory approvals, are not included in the transaction price. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment.

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

For performance obligations consisting of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress at each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

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

Collaboration revenue

To date, the Company’s collaboration revenue has been generated from its collaboration arrangement with Biogen as further described in Note 7, “Collaboration Agreements”.

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606.

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

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act contains several key provisions including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%. In addition, federal net operating losses (“NOLs”) will be carried forward indefinitely but will be subject to an 80% utilization against taxable income. For the year ended June 30, 2018, the Company followed the guidance in SEC Staff Accounting Bulletin 118 (SAB 118) which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date. The Company has enacted the reduction in tax rate effective January 1, 2018, which resulted in a decrease to the deferred tax asset and a decrease to the valuation allowance. For the year ended June 30, 2019, the Company has completed the analysis of the Tax Act with no material adjustments to its initial analysis.

For the fiscal year ended June 30, 2019, the Company recorded an income tax provision, as a result of uncertainties related to state income tax. For the fiscal year ended June 30, 2018, the Company recorded an income tax provision, related to the Company’s Federal alternative minimum tax credit and uncertainties related to state income taxes.

As required by U.S. GAAP, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense. The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates for the tax years ended June 30, 2015 through 2019.

The uncertain tax position liability for years ended June 30, 2019 and 2018, was $2,035,000 and $1,959,000, respectively.

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

Prepayments related to research and development activities were approximately $0.7 million and $1.0 million at June 30, 2019 and 2018, respectively, and are included within the prepaid and other current assets line item on the balance sheets.

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

Net loss per share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculations, stock options are considered to be common stock equivalents if they are dilutive. The dilutive impact of stock options for the years ended June 30, 2019 and 2018 was 0.2 million.

The dilutive impact of stock options has been excluded from the calculation of diluted net loss per share for the year ended June 30, 2019 and 2018 as their effect would be anti-dilutive. Therefore, for the years ended June 30, 2019 and 2018 basic and diluted net loss per share were the same.

Comprehensive loss

Comprehensive loss consists of net loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all periods presented.

New Accounting Pronouncements

Adopted in the current period

Revenue recognition

In May 2014, Topic 606, replaced the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance was effective for public companies for annual periods beginning after December 15, 2017 as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company adopted the new standard effective July 1, 2018 using the modified retrospective approach. Refer to Note 7 for the impact of adoption.

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

To be adopted in future periods

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new accounting guidance will require the recognition of all long-term lease assets and lease liabilities by lessees and sets forth new disclosure requirements for those lease assets and liabilities. The standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The FASB subsequently issued several ASUs amending the new standard. This standard will be effective for the Company on July 1, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact on its financial position and results of operations of adopting this guidance. The Company is in the process of finalizing the impact of adoption of the ASU on its financial statements, and it has determined that the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet.

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected and separately measure an allowance for credit losses that is deducted from the amortized cost basis of the financial assets. This standard will be effective for the Company on July 1, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

3.	Investments

Cash in excess of our immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The net carrying amounts of the Company’s investments by category are as follows:

In thousands	As of June 30, 2019	As of June 30, 2018
Certificates of deposit	$—	$2,106
Debt securities—held-to-maturity (due in one year or less)	55,292	71,734

Total investments	$55,292	$73,840

A summary of the Company’s debt investment securities classified as held-to-maturity is as follows:

	June 30, 2019
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$55,292	$78	$—	$55,370

Total investments	$55,292	$—	$—	$55,370

	June 30, 2018
In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$69,731	$—	$(60)	$69,671
Corporate obligations	2,003	—	(1)	2,002

Total investments	$71,734	$—	$(61)	$71,673

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

4.	Fair Value Measurements

Certain assets and liabilities are measured at fair value in the Company’s financial statements or have fair values disclosed in the notes to the financial statements. These assets and liabilities are classified into one of three levels of a hierarchy defined by U.S. GAAP. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

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

Debt securities—held-to-maturity. The Company’s investments in debt securities classified as held-to-maturity generally include U.S. Treasury Securities, government agency obligations and corporate obligations. U.S. Treasury Securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury Securities are considered Level 1 of the fair value hierarchy. The fair values of U.S. government agency obligations and corporate obligations are generally determined using recently executed transactions, broker quotes, market price quotations where these are available or other observable market inputs for the same or similar securities. As such, the Company classifies its investments in U.S. government agency obligations and corporate obligations within Level 2 of the hierarchy. The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis.

In thousands	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
June 30, 2019
Cash and cash equivalents	$26,703	$—	$—	$26,703
Held-to-maturity investments:
U.S. Treasury Securities	55,370	—	—	55,370

Total assets	$82,073	$—	$—	$82,073

June 30, 2018
Cash and cash equivalents	$31,065	$—	$—	$31,065
Certificates of deposit	—	2,100	—	2,100
Held-to-maturity investments:
Corporate obligations	—	2,002	—	2,002
U.S. Treasury Securities	69,671	—	—	69,671

Total assets	$100,736	$4,102	$—	$104,838

5.	Property and Equipment, Net

Property and equipment consist of the following:

	June 30,
In thousands	2019	2018
Laboratory equipment	$2,938	$2,929
Equipment construction in progress	206	—
Leasehold improvements	3,851	3,835
Office equipment	1,074	1,077

Property and equipment, gross	8,069	7,841
Less: Accumulated depreciation	(3,639)	(2,587)

Property and equipment, net	$4,430	$5,254

Depreciation expense of $1.1 million and $0.9 million was recorded for fiscal years ended June 30, 2019 and 2018, respectively.

6.	Intangible Assets, Net

Intangible assets subject to amortization consist of the following:

	June 30, 2019
In thousands	Cost	Accumulated Amortization	Net of Accumulated Amortization
Patents	$2,392	$(1,499)	$893
Licenses	289	(199)	90
Other	49	(19)	30

Intangible assets, net	$2,730	$(1,717)	$1,013

	June 30, 2018
In thousands	Cost	Accumulated Amortization	Net of Accumulated Amortization
Patents	$2,193	$(1,357)	$836
Licenses	289	(182)	107
Other	54	(29)	25

Intangible assets, net	$2,536	$(1,568)	$968

Amortization expense related to intangible assets for the years ended June 30, 2019 and 2018 was $163,000 and $266,000, respectively.

Estimated amortization expense (in thousands) for the next five years and thereafter is as follows:

Year Ending June 30,	Amount
2020	$160
2021	160
2022	143
2023	60
2024	27
Thereafter	440

$990

7.	Collaboration Agreements

Biogen

On July 1, 2015, the Company entered into a Collaboration Agreement with Biogen, pursuant to which the Company and Biogen collaborated to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies. Effective March 8, 2019, Biogen terminated the Collaboration Agreement.

Under the Collaboration Agreement, the Company granted to Biogen with respect to the XLRS and XLRP programs, and upon exercise of the option for the applicable discovery program, an exclusive, royalty-bearing license, with the right to grant sublicenses, to use adeno-associated virus vector technology and other technology controlled by the Company for the licensed products or discovery programs developed under the Collaboration Agreement. Biogen and the Company also granted each other worldwide licenses, with the right to grant sublicenses, of their respective interests in other intellectual property developed under the collaboration outside the licensed products or discovery programs. Biogen pre-funded the Company to conduct all development activities through the completion of a first in human trial for the XLRS program and all development activities through the date of Investigational New Drug Application (“IND”) and the completion of a natural history study for the XLRP program. In addition, Biogen pre-funded the Company to conduct discovery, research and development activities for additional drug candidates through the stage of clinical candidate designation for discovery programs targeting three indications (of which one indication has two development plans at contract inception), after which, Biogen had an option to continue to develop, seek regulatory approval for and commercialize the designated clinical candidate. The pre-funded research and development activities for each program are referred to as “Pre-Funded Activities”.

In February 2016, the Company announced Biogen’s selection of adrenoleukodystrophy as the non-ophthalmic indication of the discovery programs. Under the terms of the Collaboration Agreement, the Company, in part through its participation in joint committees with Biogen, would participate in overseeing the development and commercialization of these specific programs.

Pursuant to the Manufacturing Agreement, Biogen had an option to receive a manufacturing license for up to six genes for a fixed fee per gene elected. If exercised, the Company would have been eligible to receive certain event milestones and royalties.

Under the Collaboration Agreement, the Company was paid an upfront nonrefundable fee of $94.0 million of which $58.4 million was contractually described as relating to the Pre-Funded Activities (“Pre-Funded Amounts”) and $35.6 million was contractually described as relating to the access of licenses. In addition, under the terms of the Equity Agreement, Biogen purchased 1,453,957 shares of the Company’s common stock at a price of $20.63 per share, for an aggregate cash purchase price of $30.0 million of which $10.8 million was considered to be allocated consideration as part of the Collaboration Agreement. The shares issued to Biogen represented approximately 8.1% of the Company’s outstanding common stock on a post-issuance basis, calculated on the number of shares that were outstanding at June 30, 2015, and constituted restricted securities that could not be resold by Biogen other than in a transaction registered under, or pursuant to an exemption from the registration requirements of, the Securities Act of 1933, as amended.

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

The Company concluded that Post-Funded Activities represent customer options that are not material rights as any services requested by Biogen and provided by the Company are reimbursed at a rate that reflects the estimated standalone selling price for the services. As such, the Company will recognize revenue related to Post-Funded Activities as the services are provided. Through the date of adoption of ASC 606, the Company recognized revenue of $4.7 million for Post-Funded Activities. The Company recorded revenue of $2.7 million for the year ended June 30, 2019 related to Post-Funded Activities.

The Company concluded that the option to receive i) commercial licenses for the Discovery Programs that achieve clinical candidate designation, as defined in the Collaboration Agreement and ii) manufacturing licenses for up to six genes pursuant to the Manufacturing Agreement represent customer options that are not material rights as the exercise price for such options reflects the estimated standalone selling price for such option. As such, the Company would account for such option if and when the options are exercised.

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

In the quarter ended September 30, 2018, the Company received a $10.0 million milestone payment related to XLRP which increased the transaction price. Based on an understanding between the parties in the quarter ended September 30, 2018, the Company also reallocated $1.1 million of Pre-Funded amounts to cover Post-Funded Activities which resulted in a decrease to the transaction price and deferred revenue of $1.1 million in the quarter ended September 30, 2018. Additionally, the Company reallocated $1.8 million of variable consideration between Pre-Funded Activities associated with Discovery Programs performance obligations based on changes to the underlying development plans of the product candidates.

The reallocation between Discovery Programs generated an insignificant cumulative catch up adjustment to revenue in the quarter ended September 30, 2018. The cumulative catch-up adjustment to revenue that relates to changes or reallocations of the transaction price are further discussed in the Summary of Contract Assets and Liabilities section below.

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

The Company recognized revenue related to the performance obligations which included a license and Pre-Funded Activities over the estimated period of the research and development services using a proportional performance model. The Company measured proportional performance based on the costs incurred relative to the total costs expected to be incurred to satisfy the performance obligation. Management believes that recognizing revenue on a proportional performance basis based on costs incurred faithfully depicts the transfer of goods and services to the customer because the customer consumed the Company’s services as such services were performed. The Company accounted for the termination of the Collaboration Agreement upon the effective date of the termination and updated its total costs incurred to satisfy the performance obligations as of June 30, 2019; including any impact of the termination.

For the years ended June 30, 2019 and 2018, the Company recorded revenue of $41.1 million and $24.1 million, respectively, from its collaboration with Biogen. The Company had no accounts receivable balances as of June 30, 2019 and had $1.7 million as of June 30, 2018, related to the Biogen Agreement. As a result of the termination of the Collaboration Agreement with Biogen effective March 8, 2019, the Company recognized the remaining deferred revenue balance as of the termination date. Therefore, at June 30, 2019, the Company had no deferred revenue related to the Biogen Agreement. For further details regarding deferred revenue, refer to Summary of Contract Assets and Liabilities section.

The Company’s revenue is comprised of the following related to the Biogen Agreement:

In thousands	June 30, 2019	June 30, 2018
Collaboration revenue
Licenses and related services	$27,000	$18,529
Development services	2,736	3,028
Milestone revenue	11,392	2,500

Total collaboration revenue	$41,128	$24,057

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

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of our contract assets and liabilities during the year ended June 30, 2019:

In thousands	June 30, 2018	Additions	Deductions	June 30, 2019
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$29,521	$10,000	$39,521	$—

The Company recorded an entry to increase deferred revenue and accumulated deficit for $22.6 million as of July 1, 2018 related to the adoption of Topic 606. The impact of the adoption of Topic 606 is reflected within the beginning of period balance. Additions for the year ended June 30, 2019 include the $10 million milestone payment received associated with the XLRP program. For the year ended June 30, 2019, the Company recognized revenue of $29.5 million related to deferred revenue that existed as of June 30, 2018.

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

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5% equity interest in Bionic Sight. In addition to the initial investment, AGTC is contributing ongoing research and development support costs through additional payments and other in-kind contributions (AGTC Ongoing R&D Support). The AGTC Ongoing R&D Support payments and in-kind contributions are made over time and may continue up to the date Bionic Sight receives both IND clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product candidate (the “IND Trigger”). As of June 30, 2019, the Company had incurred approximately $2.0 million in ongoing research and development support costs and in-kind contributions.

If the IND Trigger is attained, AGTC will (i) receive additional equity, based on the valuation in place at the beginning of the agreement, for the AGTC Ongoing R&D Support payments and in-kind contributions, and (ii) will be obligated to purchase additional equity in Bionic Sight for $4.0 million, at a pre-determined valuation. The Company has concluded that the AGTC Ongoing R&D Support is within the scope of ASC 606, Revenue from Contracts with Customers, as the services rendered represent a distinct service delivered to a counterparty that meets the definition of a customer. The Company considers these services to represent one combined performance obligation. Given that the consideration that the Company is entitled to is contingent upon achievement of the IND Trigger, the consideration is determined to be variable. The Company believes that the amount of variable consideration related to the achievement of the IND Trigger should be fully constrained as the achievement of this event is highly susceptible to factors outside of the Company’s control. The Company evaluates the amount of potential receipt of the variable consideration and the likelihood that the consideration will be received. Utilizing the most likely amount method, and if it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price. The variable consideration related to Bionic Sight agreement has been fully constrained since the inception of the agreement and no amounts have been recognized as revenue to date. With regard to the obligation to purchase additional equity in Bionic Sight for $4.0 million, the Company concluded that this represents a forward contract to be accounted for within the scope of ASC 321, Investments—Equity Securities. The Company assessed the fair value of this forward contract at inception of the Bionic Sight agreement and determined the value to be de minimis. As the forward contract does not have a readily determinable fair value, the Company has elected to use the measurement alternative for the subsequent measurement of this instrument. Under the measurement alternative, the forward contract will be remeasured to fair value when observable transactions involving the underlying equity securities or impairment of those securities occur. No such observable transactions or impairment involving the underlying equity securities have occurred since the inception of the arrangement.

Due to the uncertainty of achieving the IND Trigger, the Company is expensing the AGTC Ongoing R&D Support payments and in-kind contributions made under the collaboration agreement. Such amounts are included as a component of research and development expenses in the Company’s financial statements.

The Company recorded its initial $2.0 million investment in Bionic Sight using the equity method of accounting for investments, which is recorded as its own line item on the Company’s balance sheet. During fiscal 2019, the Company recorded a reduction of its investment in Bionic Sight of $35,000 and an investment loss on the statement of operations to reflect its equity interest in the net loss of this affiliate. As of June 30, 2019, the amount of the Company’s underlying equity in net assets of Bionic Sight is not representative of the amount at which the investment is carried due to retained losses experienced by Bionic Sight prior to the Company’s investment.

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

8.	Share-based Compensation Plans

The Company uses stock options and awards of restricted stock to provide long-term incentives for its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan. No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance. As of June 30, 2019, the total number of shares available for issuance under the 2013 Equity and Incentive Plan was 1,244,754.

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

A summary of the stock option activity is as follows:

	June 30, 2019		June 30, 2018
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,107	$10.93	2,716	$12.95
Granted	1,172	4.5	914	4.72
Exercised	(65)	2.4	(18)	0.35
Forfeited	(317)	7.2	(415)	9.86
Expired	(312)	12.4	(90)	15.92

Outstanding, end of year	3,585	$9.19	3,107	$10.93

Exercisable, end of year	2,167		1,900

Weighted average fair value of options granted during the year	$2.89		$3.37

For the year ended June 30, 2019, the Company granted 24,000 restricted stock awards to employees with weighted average exercise price of $4.54, which vested on the grant date. Therefore, the weighted average exercise price for the granted stock awards and weighted average exercise price for vested stock awards is the same, and no restricted stock awards were outstanding as of June 30, 2019.

The intrinsic value of options exercised during the years ended June 30, 2019 and 2018 was $0.2 million and $0.1 million, respectively. The total fair value of options that vested during the fiscal years ended June 30, 2019 and 2018 was $3.9 million and $5.1 million, respectively.

The following table summarizes information about stock options exercisable, and vested and expected to vest as of June 30, 2019:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life (in years)
Vested and expected to vest	3,447	$9.35	$518	7.07
Exercisable	2,167	$11.75	$505	6.02

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money as of June 30, 2019.

In accounting for stock options to non-employees, the fair value of services related to the options granted are generally recorded as an expense as these services are provided to the Company over the relating service periods. The Company re-measures any non-vested, non-employee options to fair value at the end of each reporting period using the Black-Scholes pricing model.

Share-based compensation expense related to stock options awarded to employees, non-employee directors and consultants amounted to $3.9 million and $5.0 million for the fiscal years ended June 30, 2019 and 2018, respectively.

Share-based compensation expense related to restricted shares of common stock awarded to employees and consultants amounted to $113,090 and $145,600 for the fiscal years ended June 30, 2019 and 2018, respectively.

Total share-based expense associated with stock options and restricted shares of common stock was allocated as follows:

In thousands	June 30, 2019	June 30, 2018
General and administrative	$2,134	$2,821
Research and development	1,895	2,372

	$4,029	$5,193

The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

Assumption	June 30, 2019	June 30, 2018
Dividend yield	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.00 to 6.50 years
Risk-free interest rate	1.82% to 3.11%	1.83% to 2.87%
Expected volatility	69.22%	83.53%

The dividend yield is based upon the assumption that the Company will not declare a dividend over the life of the options. Since adopting ASC 718, the Company has been unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company therefore has utilized the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of our stock options considered to have “plain vanilla” characteristics. The risk-free interest rate is based on the U.S. Treasury yield curve on the date of valuation. For the year ended June 30, 2019, the expected volatility is based on the historical volatility of the company stock price. For the year ended June 30, 2018 the expected volatility was primarily based on the historical volatility of peer company data. If the Company had used peer company data for the year ended June 30, 2019, share-based compensation expense for the reporting period would have differed by an insignificant amount. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the statements of operations for the fiscal years ended June 30, 2019 and 2018 does not reflect tax related effects on stock-based compensation given the Company’s historical and anticipated operating losses and offsetting changes in its valuation allowance that fully reserves against potential deferred tax assets.

Unrecognized compensation expense related to non-vested employee stock options amounted to $4.5 million as of June 30, 2019. Such compensation expense is expected to be recognized over a weighted-average period of 2.54 years.

9.	Commitments and Contingencies

Operating Leases

Alachua, Florida

The Company’s corporate headquarters are located in Alachua, Florida. In January 2016, the Company moved into a new combined-use facility consisting of approximately 21,500 square feet of laboratory and office space. The initial lease term for this facility is 12 years and the Company has options to extend the term of the lease for three additional five-year periods. The Company’s prior leased facilities encompassed approximately 7,000 square feet of office and laboratory space. The operating leases associated with the prior facilities expired in December 2015.

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

For the fiscal years ended June 30, 2019 and, 2018, rent expense under these operating leases amounted to $1,109,000, and $909,000, respectively. Future annual minimum lease payments (in thousands) under these non-cancelable operating leases are as follows:

Year Ending June 30,	Amount
2020	$1,353
2021	1,376
2022	1,400
2023	1,425
2024	1,450
Thereafter	2,638

$9,642

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

10.	Income Taxes

For the fiscal years ended June 30, 2019 and 2018, the Company recorded the following current and deferred income tax expense or (benefit). For the fiscal years ended June 30, 2019 and 2018, the federal and state income tax provision (benefit) summarized as follows:

	June 30,
In thousands	2019	2018
Current provision:
Federal	$—	$(790)
State	76	862

	76	72

Deferred tax liabilities:
Federal	$—	$—
State	—	—

	—	—

Provision for income taxes	$76	$72

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets (liabilities) are comprised of the following:

	June 30,
In thousands	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$20,526	$13,910
Tax credit carryforwards	25,501	23,567
Accruals and other	3,513	4,625
Depreciation and amortization	238	112

Gross deferred tax assets	49,778	42,214
Deferred tax asset valuation allowance	(49,778)	(42,214)

Total deferred tax assets, net of valuation allowance	—	—

Deferred tax liabilities:
Depreciation and amortization	—	—

Total deferred tax liabilities	—	—

Net deferred tax asset (liability)	$—	$—

As of June 30, 2019, the Company had federal and state net operating losses of approximately $24.8 million and $5.1 million (tax effected), respectively, that may be applied against future taxable income and expire in various years ranging from 2022 to 2038 and federal net operating losses of $53.6 million that do not expire under the Tax Act. As of June 30, 2019, the Company also had federal and state research and development tax credits of approximately $25.5 million and $45,000, respectively, which may provide future tax benefits and expire in various years ranging from 2027 to 2048.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on its history of operating losses, the Company has concluded that as of June 30, 2019, it is more likely than not that the benefit of its deferred tax assets will not be realized. Therefore, any tax benefits to be realized in future years as a result of the utilization of the Company’s net operating loss carry forwards as of June 30, 2019, computed based on statutory federal and state rates, are completely offset by valuation allowances established because realization of the deferred tax benefits are not considered more likely than not as of that date. The valuation allowance increased by approximately $7.6 million during the fiscal year ended June 30, 2019, due primarily to the net increase in federal net operating losses and equity adjustments as a result of ASC 606 revenue recognition standards and its impact on deferred revenue.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company’s deferred tax assets and valuation reserve decreased by $7.6 million from the impact of the corporate tax rate change from the Tax Act.

The differences between the effective income tax rate reflected in the provision for income taxes and the amounts, which would be determined by applying a 21% rate for the year ended June 30, 2019 and a blended statutory federal income tax rate of 28% for the year ended June 30, 2018, is summarized as follows:

	June 30, 2019	June 30, 2018
Federal income tax benefit at statutory rate	21%	28%
State income tax, net of federal benefit	(3)	3
Permanent differences-incentive stock compensation	(27)	(2)
Permanent differences-transportation and travel	(9)	—
Permanent differences-research expenses	—	(7)
Research and development tax credits	100	24
Tax Act-refundable AMT credit	—	4
Rate change	14	—
Other	(9)	(2)
Change in unrecognized tax benefit	—	(3)
Remeasurement of net deferred tax assets	—	(36)
Change in valuation allowance, including remeasurement	(91)	(9)

Effective income tax rate	(4)%	0%

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

For fiscal years through June 30, 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carry forwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position as of June 30, 2019 or 2018. A full valuation allowance has been provided against the Company’s research and development tax credits and, if an adjustment were to be required, this adjustment would be offset by an adjustment to the deferred tax asset established for the tax credit carry forwards and the valuation allowance.

The Company files income tax returns in the United States and in multiple states. The federal and state returns are generally subject to tax examinations for the tax years ended June 30, 2015 through June 30, 2019. To the extent the Company has tax attribute carry forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service (IRS), or state authorities, to the extent such attributes are utilized in a future period. On December 28, 2015, the IRS, notified the Company of an income tax audit for the tax period ending June 30, 2014. As of June 30, 2017, the IRS audit was closed and the Company incurred no penalties or payment liabilities for its income tax positions.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. For the year ended June 30, 2019, the Company increased the uncertain tax position reserve by $76,000 which includes interest and penalties. A reserve of $2,035,000 was recorded for the year ended June 30, 2019 and a reserve of $1,959,000 was recorded for the year ended June 30, 2018. The entire amount of the reserve would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of June 30, 2019 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had $424,000 of interest and/or penalties accrued on the Company’s balance sheets as of June 30, 2019. The Company had $348,000 of interest and/or penalties accrued on the Company’s balance sheet as of June 30, 2018. The Company recognized $76,000 of interest and/or penalties in the statement of operations for the year ended June 30, 2019 related to uncertain tax positions. The Company recognized $348,000 of interest and/or penalties in the statement of operations for the year ended June 30, 2018 related to uncertain tax positions. The liability for uncertain tax positions as of June 30, 2019 is included in other long-term liabilities on the balance sheet. A reconciliation of the unrecognized tax benefits, excluding interest and penalties, is summarized below:

In thousands	June 30, 2019	June 30, 2018
Balance at beginning of period	$1,611	$950
Additions related to current period tax positions	—	—
Additions related to prior period tax positions	—	661

Balance at end of period	$1,611	$1,611

11.	Accrued Expenses

Accrued expenses as of June 30, 2019 and 2018 consisted of the following:

	June 30,
In thousands	2019	2018
Research and development-related	$4,909	$4,164
Compensation-related	2,406	2,186
General and administrative- related	709	805

	$8,024	$7,155

12.	Defined Contribution Plan

The Company sponsors an employee 401(k) salary deferral plan (“401(k) Plan”) that covers substantially all of its employees and is administered through its staff leasing company. Under the 401(k) Plan, employees may elect to defer up to 25% of their compensation per year (subject to a maximum limit prescribed by federal tax law) and the Company matches a portion of such employee contributions up to a maximum of 4% of the eligible salary. The Company’s matching contributions to the 401(k) Plan amounted to $327,000 and $302,000 for the years ended June 30, 2019 and 2018, respectively.

13.	Common Stock, Preferred Stock and Stockholders’ Equity

Common Stock

As of June 30, 2019, there were 150,000,000 shares of $0.001 par value common stock and 5,000,000 shares of preferred stock that were authorized to be issued. As of that date, a total of 18,226,356 and 18,207,352 shares of common stock were issued and outstanding, respectively, while none of the preferred shares were issued and outstanding.

The following shares of common stock were reserved for future issuance:

In thousands	June 30, 2019
Stock options issued and outstanding	3,585,351
Authorized for future grant under the 2013 Employee Stock Purchase Plan	128,571
Authorized for future grant under the 2013 Equity and Incentive Plan	1,244,754

4,958,676

14.	Quarterly Financial Information (Unaudited)

Summarized quarterly information for the two fiscal years ended June 30, 2019 and 2018, respectively, is as follows:

	Year 2019 by Quarter:
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$14,034	$5,934	$21,318	$406
Income/loss from operations	$756	$(4,671)	$11,005	$(11,440)
Net income/(loss)	$1,200	$(4,181)	$11,489	$(10,514)
Net earnings/(loss) per common share, basic	$0.07	$(0.23)	$0.63	$(0.58)
Net earnings/(loss) per common share, diluted	$0.07	$(0.23)	$0.63	$(0.58)

	Year 2018 by Quarter:
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$10,315	$4,852	$3,603	$5,416
Loss from operations	$(1,667)	$(6,242)	$(7,696)	$(6,779)
Net loss	$(1,397)	$(5,190)	$(8,101)	$(6,612)
Net loss per common share, basic	$(0.08)	$(0.29)	$(0.45)	$(0.36)
Net loss per common share, diluted	$(0.08)	$(0.29)	$(0.45)	$(0.36)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined under Rule 13a-15(f) of the Exchange Act. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2019. Accordingly, our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

As a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

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

The information regarding directors, executive officers and corporate governance included in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of our fiscal year in connection with our fiscal 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

We are required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated herein by reference.

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

We have two equity compensation plans under which awards are currently authorized for issuance, our 2013 Equity and Incentive Plan and our 2013 Employee Stock Purchase Plan. In connection with the consummation of our initial public offering in April 2014, our board of directors terminated any new offerings under our 2001 Stock Option Plan and our 2011 Stock Incentive Plan. Each of our 2013 Equity and Incentive Plan, our 2013 Employee Stock Purchase Plan, our 2001 Stock Option Plan and our 2011 Stock Incentive Plan was approved by our stockholders prior to our initial public offering in 2014. The following table provides information regarding securities authorized for issuance as of June 30, 2019 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of outstanding restricted stock units	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,585,351	$9.19	1,373,325	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	3,585,351	$9.19	1,373,325

(1)

Includes 1,244,754 shares issuable under our 2013 Equity and Incentive Plan, which may be issued in the form of options, restricted stock, unrestricted stock, performance share awards or other equity-based awards, and 128,571 shares issuable under our 2013 Employee Stock Purchase Plan. This number includes the automatic increase in shares added to our 2013 Equity and Incentive Plan by its terms, added July 1 of each fiscal year and calculated as a 4% increase of the number of shares of our common stock issued and outstanding on the immediately preceding June 30 or such lesser number of shares of our common stock as determined by our compensation committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information regarding certain relationships and related transactions, and director independence included in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services included in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Report:

(1)	Financial Statements—See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 87 of this Annual Report on Form 10-K.

(2)

Financial Statement Schedules—See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 87 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

(3)	Index to Exhibits.

Exhibit number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.1	Lease Agreement made as of April 10, 2015, by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.2*^	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Mark S. Shearman

10.3*^	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Stephen W. Potter

10.4*	Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Susan B. Washer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.5†	Collaboration and License Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2018 (File No. 001-36370))

10.6	Common Stock Purchase Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.7†	Manufacturing License and Technology Transfer Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2018 (File No. 001-36370))

10.8†	Second Amendment to Non-exclusive License Agreement, made and effective as of June 29, 2015, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.9†	Omnibus Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made and effective as of July 1, 2015, by and between the University of Florida Research Foundation, Inc., the University of Florida Board of Trustees, John Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

Exhibit number	Description

10.10†	Omnibus Amendment to Standard Exclusive License Agreement with Know How and Standard Non-Exclusive License Agreement, made and effective as of June 30, 2015, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.11	Lease Agreement made as of September 19, 2011, by and between Thomson-Davis Enterprises, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.12†	Exclusive License Agreement with Sublicensing Terms, effective as of September 25, 2001, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.13†	Restated Amendment to License Agreement made and, effective as of January 31, 2005, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.14†	First Amendment After Restated Amendment to License Agreement, made and effective as of November 28, 2007, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.15†	Standard Exclusive License Agreement with Sublicensing Terms, effective as of October 7, 2003, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.16†	First Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of November 2004, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.17†	Second Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of February 25, 2009, by and among Applied Genetic Technologies Corporation, the University of Florida Research Foundation, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.18†	Non-Exclusive License Agreement with Sublicensing Terms, made as of January 19, 2006, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.19†	Standard Non-Exclusive License Agreement, effective as of September 18, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.20†	Standard Exclusive License Agreement with Know How, effective as of November 5, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

Exhibit number	Description

10.21	Amended and Restated Investor Rights Agreement, dated as of November 15, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.22*	Applied Genetic Technologies Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.23*	Applied Genetic Technologies Corporation 2011 Stock Incentive Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.24*	Applied Genetic Technologies Corporation 2013 Equity And Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.25*	Applied Genetic Technologies Corporation 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.26	Form of Indemnification Agreement for Directors Associated with an Investment Fund (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.27	Form of Indemnification Agreement for Directors Not Associated with an Investment Fund (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.28†	Second Amendment After Restated Amendment to License Agreement, made and effective as of January 10, 2014, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.29†	Fourth Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of December 17, 2013 by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.30†	First Amendment to Non-Exclusive License, made as of March 28, 2014, by and between the UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.31*	Employment Letter Agreement dated as of July 26, 2017 between Applied Genetic Technologies Corporation and William A. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2017)

10.32*	Employment Letter Agreement dated as of July 29, 2019 between Applied Genetic Technologies Corporation and Matthew Feinsod (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2019)

10.33*^	Employment Letter Agreement dated as of June 12, 2019 between Applied Genetic Technologies Corporation and Theresa Heah

10.34*^	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Brian Krex

23.1^	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2^	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit number	Description

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document

10.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
^	Filed herewith
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.

ITEM 16.	FORM 10-K SUMMARY

None.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
In thousands	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts	Deductions	End of Period
Deferred Tax Valuation Allowance
Year 2019	$42,214	$7,564	$—	$—	$49,778
Year 2018	$40,303	$1,911	$—	$—	$42,214
Year 2017	$37,412	$2,891	$—	$—	$40,303

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer
President and Chief Executive Officer
Date:	September 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Susan B. Washer Susan B. Washer	Chief Executive Officer, President and Director (Principal Executive Officer)	September 26, 2019

/s/ William A. Sullivan William A. Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2019

/s/ Scott Koenig Scott Koenig	Director	September 26, 2019

/s/ William Aliski William Aliski	Director	September 26, 2019

/s/ Ed Hurwitz Ed Hurwitz	Director	September 26, 2019

/s/ Ivana Magovcevic-Liebisch Ivana Magovcevic-Liebisch	Director	September 26, 2019

/s/ Anne VanLent Anne VanLent	Director	September 26, 2019

/s/ James Rosen James Rosen	Director	September 26, 2019