Form 10-K/A
period 2019-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2019-10-30
CIK 1273636

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

The number of shares of the registrant’s common stock outstanding as of October 16, 2019 was 18,218,402.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANANTORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2019 originally filed on September 26, 2019 (the “Original Filing”) by Applied Genetic Technologies Corporation (“AGTC”, the “Company”, “we”, or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2019.

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2019

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors.

Name	Age	Position
Susan Washer	58	President, Chief Executive Officer and Director
William Sullivan	48	Chief Financial Officer
Stephen Potter	63	Vice President and Chief Business Officer
Mark Shearman, Ph.D.	58	Chief Scientific Officer
Brian Krex	52	General Counsel
Theresa Heah	41	Chief Medical Officer
William Aliski, MPA (1)	72	Director
Ed Hurwitz (1)(2)	55	Director
Scott Koenig, M.D., Ph.D. (1)(3)	67	Chairman of the Board of Directors
Ivana Magovcevic-Liebisch, Ph.D. (2)(3)	52	Director
James Rosen (3)	50	Director
Anne VanLent (2)	71	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Executive Officers

Susan Washer has served as our President and Chief Executive Officer since March 2002 and as a member of our board of directors since November 2003. Prior to becoming our President and Chief Executive Officer, Ms. Washer served as our Chief Operating Officer from October 2001 to March 2002. From August 1996 to October 2001, Ms. Washer was President and Chief Executive Officer of Scenic Productions Inc., a specialty construction firm providing sculpting, painting and construction services to the entertainment industry. From June 1994 to August 1996, Ms. Washer served as the Founding Executive Director and then Business Advisor for the North Florida Technology Innovation Center, a public-private organization financing and providing services to entrepreneurial companies licensing technology from Florida universities. From October 1983 to June 1994, Ms. Washer served in various research and pharmaceutical management positions with Abbott Laboratories and Eli Lilly and Company. Ms. Washer has also served on the board of Histogenics Corporation since April 2018. Ms. Washer received a B.S. in biochemistry from Michigan State University and an M.B.A. from the University of Florida. We believe that Ms. Washer’s education and professional background in science and business management, her years of experience in the pharmaceutical and biotechnology industries, her service as a senior executive of entrepreneurial companies and her extensive knowledge of our company and its business qualify her to serve as a member of our board of directors.

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

Stephen Potter has served as our Vice President and Chief Business Officer since January 2015. Prior to joining us, Mr. Potter was employed most recently by NeoStem, Inc., a developer of cell-based therapeutics, where he served as Executive Vice President from July 2013 to February 2015, and was a member of the Board of Directors from January 2013 to July 2013. Previously, Mr. Potter was Senior Vice President of Operations and Corporate Development for Osiris Therapeutics, Inc., from February 2011 to November 2012, where he was part of the senior leadership team that achieved approval of the first-ever stem cell drug therapy, Prochymal. He was also responsible for the launch and overall management of the Bio-Surgery business unit as well as operational oversight for multiple functional areas including manufacturing, human resources, IT, legal, and business development. From 2006 through 2010, Mr. Potter served as Senior Vice President of Corporate and Business Development at Genzyme Corporation and as Vice President of Corporate and Business Development. While at Genzyme, he was the senior leader for its global corporate and business development team that provided strategic and transaction support, including support for many of Genzyme’s gene and cell therapy opportunities. Mr. Potter has also held positions at DuPont Pharmaceuticals, E.I. Dupont de Nemours and Company, Inc., and Booz Allen & Hamilton. Mr. Potter earned a B.S. from University of Massachusetts and an MBA from Harvard Business School.

Mark Shearman has served as our Chief Scientific Officer since June 1, 2015. From August 2009 until June 2015, Dr. Shearman served as Senior Vice President of Research & Early Development of EMD Serono, Inc., the U.S. and Canadian subsidiary of Merck KGaA. Prior his time at EMD Serono, Dr. Shearman was Executive Director of Merck & Co. Research Laboratories, Boston, from January 2006 to July 2009 and Senior Director at the Merck Sharp & Dohme Research Laboratories Neuroscience Research Centre, U.K. from January 2004 to December 2005. Dr. Shearman earned a B.Sc. from the University of Bristol, a Ph.D. from the University of Nottingham and conducted academic research at institutes in Japan and Germany.

Brian Krex has served as our General Counsel since March 2019. Prior to joining AGTC, Mr. Krex was Vice President, Commercial and Regulatory Law at Alexion from April 2015 to March 2019. From April 2006 to April 2015, Mr. Krex was Assistant General Counsel at Pfizer and from February 2000 to April 2006, he was an associate at Moses & Singer LLP. Mr. Krex received a B.A. from Bard College and a J.D. from Seton Hall University School of Law.

Theresa Heah, M.D., M.B.A. has served as our Chief Medical Officer since July 2019. Dr. Heah brings more than ten years of senior executive pharmaceutical experience to her role, with previous responsibilities ranging from drug development to successful product commercialization. From February 2015 to July 2019, Dr. Heah was Vice-President of Clinical Research, Medical, and Professional Affairs at Aerie Pharmaceuticals and had responsibility as Global Head of clinical research, medical affairs and professional affairs, and advancing the company’s pipeline of product candidates (Rhopressa® and Rocklatan®) to approval and launch. Dr. Heah has held several Global R&D, medical affairs and commercial leadership positions within Allergan Inc., Sanofi-Fovea and Bayer Healthcare. Her prior experience also included the successful worldwide launch of EYLEA® in 5 retinal diseases. She also has clinical experience as an ophthalmologist in the U.K. Dr. Heah earned her medical degree from Guy’s, Kings and St. Thomas’ School of Medicine, King’s College, University of London, and her Executive Master’s in Business Administration from the European School of Management & Technology, Berlin.

Directors

William Aliski has served as a member of our board of directors since September 2018. Mr. Aliski has served as a commercial consultant for early-stage orphan disease companies, including Ra Pharmaceuticals, Inc., from October 2016 to March 2017, and from March 2018 to present time, Clementia Pharmaceuticals, Inc., from December 2015 to January 2017, OxThera, from January 2015 through April 2015, Prosensa during 2014, Adimab LLC from November 2013 until December 2013, NPS Pharmaceuticals from April 2013 through December 2014, Fidelity Biosciences from August 2012 until December 2012 and Enobia Pharma from September 2011 until March 2012. Before that, Mr. Aliski served as Senior Vice President and Chief Commercial Officer of FoldRx Pharmaceuticals, a rare disease company, from June 2009 until March 2011, as Director of Simon Kucher Partners, a global consulting firm, from January 2008 until June 2009, and as General Manager of BioMarin Europe at BioMarin Pharmaceuticals Inc. from December 2005 until January 2008. Mr. Aliski also has served on the board of directors of Ultragenyx Pharmaceutical Inc. since January 2011. Mr. Aliski received a B.S. in Economics and a Master of Social Planning from Boston College and an M.P.A. from the Kennedy School of Government at Harvard University. We believe that Mr. Aliski’s extensive experience in the life sciences industry, membership on various boards of directors, and his leadership and management experience qualify him to serve as a member of our board of directors.

Ed Hurwitz has served as a member of our board of directors since November 2012. Mr. Hurwitz is a Managing Director of MPM Capital, a healthcare venture capital firm, and a Managing Director of Precision Bioventures, LLC, a consulting and investment advisory firm founded by Mr. Hurwitz. He was a director at Alta Partners from 2002 through December 2014, and served as a consultant to Alta Partners during 2013 and 2014. Mr. Hurwitz currently serves as Chairman of the board of directors of ViewPoint Therapeutics, Rekindle Therapeutics, and BioIntervene, Inc., as well as a board member of Dyne Therapeutics, all privately-held, biotechnology companies. Mr. Hurwitz also serves as a member of the board of directors of MacroGenics, Inc., a publicly traded biotechnology company. Prior to joining Alta, Mr. Hurwitz served as Senior Vice President and CFO of Affymetrix from 1997 to 2002. From 1994 to 1997, Mr. Hurwitz was a biotechnology research analyst for Robertson Stephens & Company, and from 1992 to 1994, was a biotechnology research analyst for Smith Barney Shearson. From 1990 to 1992, he practiced commercial law at Cooley Godward LLP. Mr. Hurwitz earned a J.D. and M.B.A. from the University of California, Berkeley’s Boalt School of Law and Haas School of Business, respectively. He also holds a B.A. in Molecular Biology from Cornell University. We believe that Mr. Hurwitz’s education and professional background in science, business management and law, his work as a lawyer, research analyst and senior executive in the biotechnology industry and his experience as a director of other public and private biotechnology companies qualify him to serve as a member of our board of directors.

Scott Koenig, M.D., Ph.D. has served as a member of our board of directors since April 2002 and as chairman of our board of directors since April 2004. Dr. Koenig has served as the President and Chief Executive Officer and a director of MacroGenics, Inc., a publicly traded biopharmaceutical company, since September 2001 and was one of its co-founders. Prior to joining MacroGenics, Dr. Koenig served as Senior Vice President of Research at MedImmune Inc., a biopharmaceutical company, where he participated in the selection and maturation of its product pipeline. From 1984 to 1990, he worked in the Laboratory of Immunoregulation at the National Institute of Allergy and Infectious Diseases at the National Institutes of Health, or NIH, where he investigated the immune response to retroviruses and studied the pathogenesis of AIDS. Dr. Koenig currently serves on the board of directors of each of GlycoMimetics, Inc. (GLYC), The International Biomedical Research Alliance, and the Biotechnology Innovation Organization (BIO). Dr. Koenig received his A.B. and Ph.D. from Cornell University and his M.D. from the University of Texas Health Science Center in Houston. He completed his residency in Internal Medicine at the Hospital of the University of Pennsylvania, and is board certified in Internal Medicine and Allergy and Immunology. We believe that Dr. Koenig’s education and professional background in science and medicine, his experience as Chief Executive Officer of MacroGenics and as a scientist and senior executive at other life science companies and research organizations and his service as a director of other biopharmaceutical companies, medical institutions and industry groups qualify him to serve as a member of our board of directors.

Ivana Magovcevic-Liebisch has served as a member of our board of directors since June 2014. Dr. Magovcevic-Liebisch has served as Executive Vice President, Chief Business Officer for Ipsen since March 2018. Prior to her current position, Dr. Magovcevic-Liebisch served as Senior Vice President, Head of Global Business Development for Teva Pharmaceutical Industries Ltd., or Teva. Prior to joining Teva, Dr. Magovcevic-Liebisch held several senior positions within Dyax Corp., or Dyax, from April 2001 through March 2013, most recently serving as Executive Vice President and Chief Operating Officer. Prior to joining Dyax, Dr. Magovcevic-Liebisch was Director of Intellectual Property and Patent Counsel for Transkaryotic Therapies, Inc. from November 1999 until March 2001. Dr. Magovcevic-Liebisch received her J.D. from Suffolk University Law School and her Ph.D. in genetics from Harvard University. We believe that Dr. Magovcevic-Liebisch’s extensive experience in biopharmaceutical business development and operations qualify her to serve as a member of our board of directors.

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

Anne VanLent has served as a member of our board of directors and chair of the audit committee since August 2016. Ms. VanLent is President of AMV Advisors, providing corporate strategy and financial consulting services to emerging growth life sciences companies. Ms. VanLent had been Executive Vice President and Chief Financial Officer of Barrier Therapeutics, Inc., a publicly traded pharmaceutical company, from May 2002 through April 2008. Ms. VanLent also worked for eight years as Senior Vice President and Chief Financial Officer of The Liposome Company, Inc., a publicly-traded biopharmaceutical company. Ms. VanLent currently serves as a director, chair of the Audit Committee and member of the Compensation Committee of Vaxart, Inc. as a result of its merger in February 2018 with Aviragen Therapeutics, Inc., where she served as lead director, chair of the Audit Committee and member of the Nominating and Governance

Committee. Since September, 2018, she has also served as a director and chair of the Audit Committee of Trevi Pharmaceuticals, Inc. From April 2011 to December 2017 she served as a director, chair of the Audit Committee, and chair of the Nominating and Governance Committee of Ocera Therapeutics, Inc. From April 2013 through June 2017 she served as a director, member of the Audit Committee, and member of the Compliance Committee of Novelion Pharmaceuticals, Inc. From July 2013 to May 2016, Ms. VanLent served as a director, chair of the Audit Committee, and member of the Compensation Committee of Onconova Therapeutics, Inc. and as a director of Integra Life Sciences Holdings, Inc. Ms. VanLent received a B.A. degree in Physics from Mount Holyoke College. Our Board of Directors believes that Ms. VanLent’s qualifications to sit on our Board of Directors include her extensive leadership and finance experience, and her extensive experience serving as a board member, audit committee member and audit committee chair of public companies in the life sciences industry.

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

Delinquent Section 16(a) Reports

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

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during fiscal year 2019 our directors, executive officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements, except that Mr. Krex filed a late Form 3 with respect to his becoming an executive officer and a late Form 4 with respect to his initial grant of options on April 18, 2019.

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

The committee does not have a formal benchmarking policy or a practice of establishing the amount of any element of our executive officers’ compensation by reference to a fixed range of percentages or percentiles of the compensation of any peer or comparison group. As a result, the determinations made by the members of our compensation committee are guided to a significant degree by their collective judgment and experience. During fiscal year 2019, the committee retained a compensation consultant, Aon Consulting’s Radford Surveys + Consulting, or Radford, to assist the committee in assessing the form and amount of compensation paid to our executives.

Our compensation committee has reviewed our compensation programs and believes that our compensation programs have not encouraged or rewarded excessive or inappropriate risk taking.

Summary Compensation Table for Fiscal Year 2019

The following table sets forth information regarding compensation earned by our President and Chief Executive Officer and our two next most highly paid executive officers who served during fiscal year 2019. We refer to these individuals as our named executive officers.

Name	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity incentive plan compensation ($)	Other ($)(3)	Total ($)
Susan B. Washer	2019	514,150	—	274,957	254,504	8,621	1,052,232
President and Chief Executive Officer	2018	501,610	—	353,543	200,000	8,415	1,063,568
Mark S. Shearman, Ph.D.	2019	402,097	—	233,713	128,068	8,763	772,641
Chief Scientific Officer	2018	388,500	—	176,771	136,000	8,471	709,742
Matthew Feinsod, M.D. (4)	2019	699,996	109,050	—	—	11,200	820,246
Interim Chief Medical Officer	2018	620,584	137,100	—	—	11,000	768,684

(1)

Represents the fair value of stock awards granted in fiscal years 2018 and 2019 in accordance with Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“ASC 718”). See Note 8 of the notes to our financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2019 for a discussion of the relevant assumptions used in calculating these amounts.

(2)

Represents the grant date fair value of option awards granted in fiscal years 2018 and 2019 in accordance with ASC 718. See Note 8 of the notes to our audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2019 for a discussion of the relevant assumptions used in calculating these amounts.

(3)	Consists of 401(k) matching contributions.
(4)	Effective August 1, 2019, Dr. Feinsod became our Executive Vice President of Global Strategy and Development.

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

We have an at-will employment agreement with Ms. Washer, our President and Chief Executive Officer. We also have an at-will employment offer letter with Dr. Shearman, our Chief Scientific Officer and with Dr. Feinsod, our Interim Chief Medical Officer. For fiscal year 2019, the annual base salaries of Ms. Washer, Dr. Shearman and Dr. Feinsod were $514,150, $402,097 and $700,000, respectively. In addition, Ms. Washer and Dr. Shearman received bonuses for fiscal year 2019 of $254,504 and $128,068, respectively, based upon the achievement of certain corporate and individual performance goals as determined by the compensation committee. Under the terms of his offer letter for his service as Interim Chief Medical Officer, Dr. Feinsod received a monthly award of 2,000 shares of common stock during fiscal year 2019, which continued until he ceased to serve as our Interim Chief Medical Officer and transitioned to a new role with responsibilities for developing and implementing clinical and regulatory strategy, due diligence and licensing on July 29, 2019. For fiscal year 2020, the annual base salaries of Ms. Washer and Dr. Shearman were increased to $529,575 and $414,160, respectively, and Dr. Feinsod’s annual base salary remained at $700,000 until he ceased to serve as our Interim Chief Medical Officer and transitioned to our Executive Vice President of Global Strategy on July 29, 2019. Effective as of August 1, 2019, Dr. Feinsod’s annual base salary is $400,000.

In fiscal year 2019, our compensation committee engaged Radford to assist us with the identification of an appropriate peer group of companies for purposes of benchmarking the competitiveness of our executive compensation. Our compensation committee will evaluate the need for revisions to our executive compensation program to ensure that our program is competitive with the companies with which we compete for executive talent and that it is appropriate for a public company.

Retirement Savings

All of our full-time employees in the United States, including our named executive officers, are eligible to participate in our 401(k) plan. Pursuant to our 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit (which is $19,000 in calendar 2019 and was $18,500 in calendar 2018), with additional salary deferrals not to exceed $6,000 available to those employees 50 years of age or older, and to have the amount of this reduction contributed to our 401(k) plan. The 401(k) plan permits us to make contributions up to the limits allowed by law on behalf of all eligible employees. Since July 1, 2017, we make matching contributions of 100% of the first 4% contributed by employees to our 401(k) plan.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of June 30, 2019.

Name	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Option Grant Date
Susan B. Washer	13,841		—	3.50	9/18/2019	9/18/2009
	3,877		—	3.50	11/1/2021	11/1/2011
	120,686		—	0.35	1/6/2023	1/6/2013
	140,000		—	4.90	9/18/2023	9/18/2013
	99,156		—	14.08	4/17/2024	4/17/2014
	55,780		—	16.00	7/31/2024	7/31/2014
	78,333	(1)	1,667	18.48	7/21/2025	7/21/2015
	58,333	(1)	21,667	15.57	7/7/2026	7/7/2016
	47,916	(1)	52,084	4.90	7/17/2027	7/17/2017
	22,916	(1)	77,084	4.25	7/25/2028	7/25/2018
Mark S. Shearman, Ph.D.	110,000		—	19.50	6/1/2025	6/1/2015
	49,937	(1)	1,063	18.48	7/21/2025	7/21/2015
	36,458	(1)	13,542	15.57	7/7/2026	7/7/2016
	23,958	(1)	26,042	4.90	7/17/2027	7/17/2017
	19,479	(1)	65,521	4.25	7/25/2028	7/25/2018
Matthew Feinsod, M.D.	22,500		—	16.00	7/31/2024	7/31/2014

(1)	This option becomes exercisable in equal monthly installments over four years from the date of grant.
(2)

This option becomes exercisable for 25% of the underlying shares on the first anniversary of the grant date, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over three years, resulting in the option being exercisable for 100% of the underlying shares on the fourth anniversary of the grant date.

Employment Agreements, Severance and Change in Control Arrangements

Agreement with Ms. Washer

Under the terms of Ms. Washer’s employment agreement, if we terminate Ms. Washer’s employment without “cause” or if she terminates her employment with us for “good reason” prior to a change of control or during the 12-month period following a “change of control,” in each case as those terms are defined in her employment agreement, she will be entitled to receive severance benefits, payable in a single lump sum, as follows:

•

An amount equal to the sum of (a) her then current annual base salary and (b) the product of her target bonus in effect immediately prior to the date of termination multiplied by a fraction equal to the quotient of (i) the number of days elapsed as of the termination date during the year in which the termination occurs divided by (ii) 365.

•

Ms. Washer will also be entitled to continue to participate in our benefits plans for a period of up to 12 months following the effective date of the termination of her employment on substantially the same terms as were in effect immediately prior to her termination.

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

•	at the 100% level, in the case of a termination by us without cause or by Ms. Washer during the 12 months following a change of control for good reason, or

•	at the 50% level, in the case of a termination by Ms. Washer for good reason other than during the 12 months following a change of control for good reason.

Agreement with Dr. Feinsod

Pursuant to the terms of Dr. Feinsod’s employment agreement, effective as of August 1, 2019, Dr. Feinsod is eligible to receive certain severance benefits in connection with a termination of his employment by us without “cause” (as defined in Dr. Feinsod’s employment agreement) or by Dr. Feinsod for “good reason” (as defined in Dr. Feinsod’s employment agreement), in each case, subject to execution of a mutually acceptable release and settlement agreement. If such a termination occurs, he will be entitled to receive nine months of his then current base salary, including the amount of any earned bonus. We will also continue to pay our portion of COBRA premiums for the nine month period. Upon the occurrence of a “change of control” (as defined in Dr. Feinsod’s employment agreement) in which Dr. Feinsod is not offered the position of Executive Vice President of Global Strategy and Development of the acquirer, all of Dr. Feinsod’s options will immediately be deemed fully vested and exercisable.

Agreement with Dr. Shearman

Pursuant to the terms of Dr. Shearman’s employment agreement, if we terminate Dr. Shearman’s employment without “cause” or if he terminates his employment with us for “good reason” prior to a change of control or during the 12-month period following a “change in control,” in each case as those terms are defined in his employment agreement, he will be entitled to receive severance benefits, payable in a single lump sum, as follows:

•

In the event of Dr. Shearman’s termination for cause or good reason within 12 months of a change in control, an amount equal to the sum of (a) his then current annual base salary and (b) his target bonus in effect immediately prior to the date of termination.

•

In the event of Dr. Shearman’s termination without cause (other than within 12 months of a change in control), an amount equal to the sum of (a) the product of his then current annual base salary multiplied by 0.75 and (b) the product of his target bonus in effect immediately prior to the date of termination multiplied by a fraction equal to the quotient of (i) the number of days elapsed as of the termination date during the year in which the termination occurs divided by (ii) 365.

•

Dr. Shearman will also be entitled to continue to participate in our benefits plan for a period of up to (a) 12 months following termination in the event of Dr. Shearman’s termination without cause or for good reason, in either case, within 12 months following a change in control or (b) the earlier of 9 months or until Dr. Shearman obtains other employment that provides the same type of benefit, if Dr. Shearman is terminated without cause (other than within 12 months of a change in control).

•

In the event of Dr. Shearman’s termination for cause or good reason within 12 months of a change in control, Dr. Shearman’s options and other awards subject to vesting, including any award the vesting of which is contingent upon the attainment of any Company or market performance conditions, will immediately be deemed fully vested and exercisable.

Director Compensation

Our non-employee directors receive equity-based compensation and cash fees as follows:

•	each non-employee director receives an annual cash fee in the amount of $40,000;

•	our chairman receives an additional cash fee in the amount of $35,000;

•

the chairperson of each of our board committees receives an additional annual cash fee as follows: audit committee chair, $18,000; compensation committee chair, $12,000; and nominating and corporate governance committee chair, $8,000; and

•

each other member of a board committee receives an additional annual cash fee as follows: audit commit-tee, $9,000; compensation committee, $6,000; and nominating and corporate governance committee, $4,000.

The cash fees described above are paid quarterly in arrears. Non-employee directors are also reimbursed upon request for travel and other out-of-pocket expenses incurred in connection with their attendance at meetings of the board and of committees on which they serve.

Upon initial election to our board of directors, our non-employee directors are entitled to receive a non-qualified stock option, vesting in equal installments on each of the first three anniversaries of the date of grant, to purchase 25,000 shares of our common stock. In addition, each non-employee director remaining in office receives at each annual meeting of the stockholders a non-qualified stock option, vesting on the first anniversary of the date of grant, to purchase 10,000 shares of our common stock. Each such initial or annual stock option is granted with an exercise price equal to the fair value of our common stock on the date of grant.

The following table sets forth information regarding compensation awarded to, earned by or paid to our non-employee directors who served during fiscal year 2019. We do not pay any compensation to our President and Chief Executive Officer in connection with her service on our board of directors. See “Executive Compensation” for a discussion of the compensation of Ms. Washer.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Scott Koenig, M.D., Ph.D.	$81,000	$71,093	$152,093
William Aliski, MPA (3)	$48,000	$114,284	$162,284
Ed Hurwitz	$53,000	$71,093	$124,093
Ivana Magovcevic-Liebisch, Ph.D.	$61,000	$71,093	$132,093
James Rosen	$46,000	$71,093	$117,093
Anne VanLent	$58,000	$71,093	$129,093

(1)	Represents amount earned or paid for service as a director during fiscal year 2019.
(2)

Represents the grant date fair value of option awards granted in fiscal year 2019 in accordance with ASC 718. See Note 8 of the notes to our audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed on September 26, 2019 for a discussion of the relevant assumptions used in calculating these amounts.

(3)	Mr. Aliski joined the board of directors on September 20, 2018.

The table below shows the aggregate number of option awards held as of June 30, 2019 by each of our current non-employee directors who was serving as of that date.

Name	Number of Options Outstanding at June 30, 2019
Scott Koenig, M.D., Ph.D.	73,975
William Aliski, MPA	35,000
Ed Hurwitz	48,263
Ivana Magovcevic-Liebisch, Ph.D.	48,263
James Rosen	48,263
Anne VanLent	44,000

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee for fiscal year 2019 were Dr. Koenig, Dr. Magovcevic-Liebisch and Mr. Rosen. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our company, nor has any of them ever been an officer or employee of our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of October 16, 2019, by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5 percent of our common stock;

•	each of our directors and named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of October 16, 2019 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Applied Genetic Technologies Corporation, 14193 NW 119th Terrace, Suite 10, Alachua, Florida 32615.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 18,218,402 shares of our common stock outstanding as of October 16, 2019. The number of outstanding shares beneficially owned by each stockholder below was obtained from the most recent publicly filed information, as applicable. Amounts under the heading “Right to Acquire” represent shares that may be acquired upon exercise of outstanding stock options or warrants exercisable within 60 days of October 16, 2019.

Name of Beneficial Owner	Shares Outstanding	Right to Acquire	Total	Percentage of Shares Outstanding
Entities affiliated with InterWest Partners (1)	1,455,904	—	1,455,904	8.0%
Biogen Inc. (2)	1,453,957	—	1,453,957	8.0%
S.R. One, Limited (3)	1,410,247	—	1,410,247	7.7%
Stichting Aescap 2.0 (4)	1,323,615	—	1,323,615	7.3%
Intersouth Partners VI, L.P. (5)	1,214,455	—	1,214,455	6.7%
Dimensional Fund Advisors LP (6)	911,236	—	911,236	5.0%
Susan B. Washer (7)	28,408	667,831	696,239	3.7%

Name of Beneficial Owner	Shares Outstanding	Right to Acquire	Total	Percentage of Shares Outstanding
Mark S. Shearman, Ph.D. (8)	39,000	265,540	304,540	1.6%
Matthew Feinsod (9)	56,052	22,500	78,552	*
William Aliski, MPA (10)	8,500	18,333	26,833	*
Edward Hurwitz (11)	27,472	48,263	75,735	*
Scott Koenig, M.D., Ph.D.	34,246	62,833	97,079	*
Ivana Magovcevic-Liebisch, Ph.D.	3,000	48,263	51,263	*
James Rosen	1,000	48,263	49,263	*
Anne VanLent	—	44,000	44,000	*
All executive officers and directors (12 persons) (12)	185,026	390,755	575,781	3.1%

*	Less than 1%
(1)

This information is based on a Schedule 13G filed with the SEC on February 14, 2019 by InterWest Partners VIII, LP, InterWest Investors VIII, LP, InterWest Investors Q VIII, LP, InterWest Management Partners VIII, LLC, Gilbert H. Kliman and Arnold L. Oronsky. InterWest Management Partners VIII, LLC is the general partner of InterWest Partners VIII, LP, InterWest Investors VIII, LP, InterWest Investors Q VIII, LP, and has sole voting and investment control over the shares held by each of them. Gilbert H. Kliman and Arnold L. Oronsky are the managing directors of InterWest Management Partners VIII, LLC. Each of the managing directors share voting and dispositive power over the shares held by the entities affiliated with InterWest Partners and Mr. Oronsky has sole voting a dispositive power over 28,263 shares. The address for these entities is c/o InterWest Partners, 2710 Sand Hill Road, Suite 200, Menlo Park, California 94025.

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

(3)	Based on information provided to the Company in May 2018 by S.R. One, Limited. The address of S.R. One, Limited is 161 Washington Street, Suite 500, Conshohocken, Pennsylvania 19428.
(4)

This information is based on a Schedule 13G filed with the SEC on March 26, 2019 by Stichting Aescap 2.0, Privium Fund Management B.V. and Patrick Johan Hendrik Krol. Privium Fund Management B.V. is the fund manager of Stichting Aescap and Patrick Johan Hendrik Krol is the portfolio manager of Privium Fund Management B.V. Stichting Aescap 2.0 has sole voting and dispositive power with respect to all of the shares of our common stock reported as beneficially owned by them. The address of Stichting Aescap 2.0 is Hoogoorddreef 15, 1101BA, Amsterdam, The Netherlands. The address of each of Privium Fund Management B.V. and Patrick Johan Hendrik Krol is Gustav Mahlerplein 3, 1082 MS, Amsterdam, The Netherlands.

(5)

Based on information provided to the Company in May 2018 by Intersouth Partners VI, L.P., whose address is 102 City Hall Plaza, Suite 200, Durham, North Carolina 27701. Mitchell Mumma and Dennis Dougherty are the managing members of Intersouth Associates VI, LLC, the sole general partner of Intersouth Partners VI, L.P., and share the power to vote or direct the voting of and to dispose or direct the disposition of the shares of our common stock held by Intersouth Partners VI, L.P.

(6)

This information is based on a Schedule 13G filed with the SEC on February 8, 2019 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP has sole voting power with respect to 876,741 shares and sole dispositive power with respect to 911,236 shares. The address of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(7)	Excludes 211,668 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(8)	Excludes 132,460 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(9)	Excludes 100,000 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(10)	Excludes 16,667 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(11)	Includes 1,800 shares held by the Hurwitz/Lichtenfeld Revocable Trust over which Mr. Hurwitz, as a trustee and a beneficiary, may be deemed to exercise voting and investment control.
(12)

Excludes 512,294 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table and 78,000 restricted stock units that are not exercisable within 60 days of the date of the table.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Agreements with Our Stockholders

Biogen Collaboration and License Agreement

On July 1, 2015, we entered into a Collaboration and License Agreement, which we refer to as the collaboration agreement, with Biogen MA Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), pursuant to which we and Biogen agreed to collaborate to develop, seek regulatory approval for and commercialize gene therapy products to treat X-linked juvenile retinoschisis, X-linked retinitis pigmentosa and discovery programs targeting three indications based on our adeno-associated virus vector technologies. The collaboration agreement became effective in August 2015. As of the date hereof, Biogen MA Inc. and Biogen Inc. together own more than five percent (5%) of our voting securities.

Under the collaboration agreement, during fiscal year 2018, we earned and received a $2.5 million milestone payment from Biogen for the XLRP program and we recorded other revenue of approximately $3.0 million, primarily comprised of reimbursable costs for post-funding development activities that we conducted pursuant to the terms of this collaboration agreement with Biogen. During fiscal year 2019, we recognized milestone revenue from Biogen totaling approximately $11.4 million and recorded other revenue of approximately $2.7 million, primarily comprised of reimbursable costs for post-funding development activities. Effective March 8, 2019, Biogen terminated the Collaboration Agreement and, during fiscal year 2019, we recognized an additional $20.4 million of licensing and related services revenue as a result of such termination.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee engaged Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ended June 30, 2019. The selection of Ernst & Young LLP was approved by our stockholders at the 2019 annual meeting of stockholders. Our Audit Committee has also engaged Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending June 30, 2019. RSM US LLP served as our registered public accounting firm through December 19, 2017 during the fiscal year ending June 30, 2018.

Audit and Other Fees

The following is a summary of the fees for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, for fiscal year 2019 and 2018.

	Fees
Fee category	Fiscal year 2019	Fiscal year 2018
Audit fees	$493,709	$516,048
Audit-related fees	—	—
Tax fees	—	27,000
All other fees	2,000	—

Total Fees	$495,709	$543,048

Audit fees. Audit fees consist of fees and related expenses billed for professional services rendered for the audit of the financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements and include fees for professional services rendered in connection with quarterly and annual reports. The audit fees for fiscal years 2019 and 2018 also include fees and related expenses associated with the issuance of consents by our independent registered public accounting firm to be named in our registration statements and to the use of their audit report in the registration statements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, including consultation on accounting standards or accounting for specific transactions.

Tax fees. Tax fees represent fees for professional services performed by our independent registered public accounting firm with respect to tax compliance, tax advice and tax planning and related expenses. The company engages a separate professional services firm for these services, including assistance with the preparation of federal, state, and foreign income tax returns.

All other fees. All other fees represent fees for products and services provided by our independent registered public accounting firm, other than those disclosed above.

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage our independent registered public accounting firm to provide any specified services without specific audit committee pre-approval of the engagement for those services. All of the services provided by our independent registered public accounting firm during fiscal year 2019 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements — See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 87 of the Original Filing.

(2) Financial Statement Schedules — See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 87 of the Original Filing. All other schedules are omitted because they are not applicable or not required.

(3) Index to Exhibits.

Exhibit number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.1	Lease Agreement made as of April 10, 2015, by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.2*	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Mark S. Shearman (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2019 (File No. 001-36370))

10.3*	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Stephen W. Potter (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2019 (File No. 001-36370))

10.4*	Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Susan B. Washer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.5†	Collaboration and License Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2018 (File No. 001-36370))

10.6	Common Stock Purchase Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.7†	Manufacturing License and Technology Transfer Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2018 (File No. 001-36370))

10.8†	Second Amendment to Non-exclusive License Agreement, made and effective as of June 29, 2015, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.9†	Omnibus Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made and effective as of July 1, 2015, by and between the University of Florida Research Foundation, Inc., the University of Florida Board of Trustees, John Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.10†	Omnibus Amendment to Standard Exclusive License Agreement with Know How and Standard Non-Exclusive License Agreement, made and effective as of June 30, 2015, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2015 (File No. 001-36370))

10.11	Lease Agreement made as of September 19, 2011, by and between Thomson-Davis Enterprises, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.12†	Exclusive License Agreement with Sublicensing Terms, effective as of September 25, 2001, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.13†	Restated Amendment to License Agreement made and, effective as of January 31, 2005, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.14†	First Amendment After Restated Amendment to License Agreement, made and effective as of November 28, 2007, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.15†	Standard Exclusive License Agreement with Sublicensing Terms, effective as of October 7, 2003, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.16†	First Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of November 2004, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.17†	Second Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of February 25, 2009, by and among Applied Genetic Technologies Corporation, the University of Florida Research Foundation, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.18†	Non-Exclusive License Agreement with Sublicensing Terms, made as of January 19, 2006, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.19†	Standard Non-Exclusive License Agreement, effective as of September 18, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.20†	Standard Exclusive License Agreement with Know How, effective as of November 5, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.21	Amended and Restated Investor Rights Agreement, dated as of November 15, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.22*	Applied Genetic Technologies Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.23*	Applied Genetic Technologies Corporation 2011 Stock Incentive Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.24*	Applied Genetic Technologies Corporation 2013 Equity And Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.25*	Applied Genetic Technologies Corporation 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.26	Form of Indemnification Agreement for Directors Associated with an Investment Fund (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.27	Form of Indemnification Agreement for Directors Not Associated with an Investment Fund (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.28†	Second Amendment After Restated Amendment to License Agreement, made and effective as of January 10, 2014, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.29†	Fourth Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of December 17, 2013 by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.30†	First Amendment to Non-Exclusive License, made as of March 28, 2014, by and between the UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.31*	Employment Letter Agreement dated as of July 26, 2017 between Applied Genetic Technologies Corporation and William A. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2017)

10.32*	Employment Letter Agreement dated as of July 29, 2019 between Applied Genetic Technologies Corporation and Matthew Feinsod (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2019 (File No. 001-36370))

10.33*	Employment Letter Agreement dated as of June 12, 2019 between Applied Genetic Technologies Corporation and Theresa Heah (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2019 (File No. 001-36370))

10.34*	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Brian Krex (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2019 (File No. 001-36370))

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

10.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
^	Filed herewith
**	Previously filed
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer
President and Chief Executive Officer

Date:	October 29, 2019