Form 10-Q
period 2019-09-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2019-11-12
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of November 8, 2019 was 18,218,402.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

In thousands, except per share data	September 30, 2019	June 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$16,272	26,703
Investments	54,839	55,292
Grants receivable	13	13
Prepaid and other current assets	2,054	2,276

Total current assets	73,178	84,284

Property and equipment, net	4,137	4,430
Intangible assets, net	1,062	1,013
Investment in Bionic Sight	1,936	1,945
Right of use asset – operating lease	3,654	—
Right of use asset – finance lease	114	—
Other assets	544	544

Total assets	$84,625	$92,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,338	1,331
Accrued and other liabilities	7,185	8,024
Lease liability – operating	641	—
Lease liability – finance	46	—

Total current liabilities	9,210	9,355

Lease liability – operating, net of current portion	5,052	—
Lease liability – finance, net of current portion	75	—
Other liabilities	2,315	4,152

Total liabilities	16,652	13,507

Stockholders’ equity:
Preferred stock, par value $.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.001 per share, 150,000 shares authorized; 18,238 and 18,226 shares issued; 18,218 and 18,207 shares outstanding at September 30, 2019 and June 30, 2019, respectively	18	18
Additional paid-in capital	215,168	214,324
Shares held in treasury of: 20 and 19 at September 30, 2019 and June 30, 2019, respectively	(88)	(85)
Accumulated deficit	(147,125)	(135,548)

Total stockholders’ equity	67,973	78,709

Total liabilities and stockholders’ equity	$84,625	$92,216

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
In thousands, except per share amounts	2019	2018
Revenue:
Collaboration revenue	$—	$14,025
Grant and other revenue	—	9

Total revenue	—	14,034

Operating expenses:
Research and development	8,642	10,065
General and administrative and other	3,348	3,213

Total operating expenses	11,990	13,278

(Loss) income from operations	(11,990)	756
Other income:
Investment income, net	446	471
Interest expense	(2)	—

Total other income, net	444	471

(Loss) income before provision for income taxes and equity in net losses of affiliate	(11,546)	1,227
Provision for income taxes	21	19

(Loss) income before equity in net losses of affiliate	(11,567)	1,208
Equity in net losses of affiliate	(10)	(8)

Net (loss) income	$(11,577)	$1,200

Weighted average shares outstanding:
Basic	18,212	18,128
Diluted	18,212	18,158
Net (loss) earnings per share:
Basic	$(0.64)	$0.07
Diluted	$(0.64)	$0.07

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
In thousands	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance, June 30, 2018	18,126	$18	11	$(49)	$210,139	$(110,926)	$99,182
Cumulative impact of adopting Topic 606 on July 1, 2018	—	—	—	—	—	$(22,616)	(22,616)
Share based compensation expense	—	—	—	—	1,181	—	1,181
Shares issued under employee plans	4	—	2	(8)	—	—	(8)
Net income	—	—	—	—	—	1,200	1,200

Balance, September 30, 2018	18,130	$18	13	$(57)	$211,320	$(132,342)	$78,939

Balance, June 30, 2019	18,207	$18	19	$(85)	$214,324	$(135,548)	$78,709
Share based compensation expense	—	—	—	—	810	—	810
Shares issued under employee plans	11	—	1	(3)	34	—	31
Net loss	—	—	—	—	—	(11,577)	(11,577)

Balance, September 30, 2019	18,218	$18	20	$(88)	$215,168	$(147,125)	$67,973

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
In thousands	2019	2018
Cash flows from operating activities:
Net (loss) income	$(11,577)	$1,200
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	810	1,181
Depreciation and amortization	322	321
Recovery of bad debts	—	(369)
Investment discount accretion	(173)	(142)
Non-cash lease expense	71	—
Non-cash interest on lease liabilities	122	—
Equity in net losses of affiliate	10	8
Changes in operating assets and liabilities:
Grants receivable	—	(9)
Prepaid and other assets	228	723
Deferred revenues	—	(2,967)
Accounts payable	66	2,084
Operating lease liabilities	(271)	—
Accrued and other liabilities	(323)	(1,447)

Net cash (used in) provided by operating activities	(10,715)	583

Cash flows from investing activities:
Purchase of property and equipment	(244)	(41)
Purchase of and capitalized cost related to intangible assets	(118)	(23)
Maturities of investments	17,500	24,736
Purchases of investments	(16,874)	(29,722)

Net cash provided by (used in) investing activities	264	(5,050)

Cash flows from financing activities:
Proceeds from exercise of common stock options	34	—
Taxes paid related to equity awards	(3)	—
Deferred offering costs	—	(113)
Payments made toward capital lease obligations	(11)	(13)

Net cash provided by (used in) financing activities	20	(126)

Net change in cash and cash equivalents	(10,431)	(4,593)
Cash and cash equivalents, beginning of period	26,703	31,065

Cash and cash equivalents, end of period	$16,272	$26,472

Supplemental information:
Cash paid for interest	$2	$—
Cost related to purchase of intellectual property included in accrued and other liabilities	$32	$—
Shares issued for no consideration	$3	$8

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Operations

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

In July 2015, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Biogen MA, Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), pursuant to which the Company and Biogen collaborated to develop, seek regulatory approval for and commercialize gene therapy products to treat X-linked retinoschisis (“XLRS”), X-linked retinitis pigmentosa (“XLRP”), and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies. The Collaboration Agreement became effective in August 2015. On December 7, 2018, the Company received notice from Biogen that it had elected to terminate the Collaboration Agreement, which became effective on March 8, 2019. The Collaboration Agreement and other transactions with Biogen are discussed further in Note 7 to these Unaudited Condensed Financial Statements.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of September 30, 2019, the Company had an accumulated deficit of $147.1 million. While the Company expects to continue to generate some revenue from partnering, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. As of September 30, 2019, the Company had cash and cash equivalents and liquid investments of $71.1 million.

2.	Summary of Significant Accounting Policies

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

The Condensed Balance Sheet as of June 30, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2019 Annual Report on Form 10-K (“June 30, 2019 Form 10-K”). Results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

For the three months ended September 30, 2019 and 2018, the Company’s tax expense included an increase in the uncertain tax position liability of $21,000 and $19,000, respectively, related to interest on the uncertain tax position. The uncertain tax position liability as of September 30, 2019 and June 30, 2019 was $2,056,000 and $2,035,000, respectively.

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

Prepayments related to research and development activities were $0.6 million and $0.7 million at September 30, 2019 and June 30, 2019, respectively, and are included within the prepaid and other current assets line item in these Unaudited Condensed Balance Sheets.

Share-based compensation

The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718, Compensation—Stock Compensation and generally recognizes share-based compensation expense on a straight-line basis over the periods during which the employees are required to provide service in exchange for the award. In addition, the Company issues stock options and restricted shares of common stock to non-employees in exchange for consulting services. As noted in the Company’s fiscal year 2019 Annual Report on Form 10-K, the Company historically accounted for these in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees (“ASC 505-50”). Under ASC 505-50, share-based awards to non-employees were subject to periodic fair value re-measurement over their vesting terms. As discussed below under “Adopted in the current period” section, in the first fiscal quarter of 2020 the Company adopted ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). As a result, the accounting for non-employee awards will be generally consistent with that of employee awards. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

For purposes of calculating stock-based compensation, the Company uses Monte Carlo simulation model to determine the fair value of restricted stock units and Black-Scholes model to determine the fair value of stock options. The Monte Carlo simulation model incorporates probability of satisfying a market condition and uses transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as, volatility. The Black-Scholes model is affected by the Company’s stock price at the grant date and incorporates a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.

Net earnings (loss) per share

Basic net earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted earnings (loss) per share calculations, stock options are considered to be common stock equivalents if they are dilutive. The dilutive impact of stock options for the three months ended September 30, 2019 and 2018, if applicable, would be 130,431 and 29,744 shares, respectively.

The dilutive impact of stock options has been excluded from the calculation of diluted net loss per share for the three months ended September 30, 2019 as their effect would be anti-dilutive. Therefore, for the three months ended September 30, 2019 basic and diluted net loss per share were the same.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net income (loss) equals comprehensive income (loss) for all periods presented.

New Accounting Pronouncements

Adopted in the current period

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which superseded FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new accounting guidance requires recognition of all long-term lease assets and lease liabilities by lessees and sets forth new disclosure requirements for those lease assets and liabilities. The standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The FASB subsequently issued several ASUs amending the new standard. The Company adopted the new standard effective July 1, 2019 using the required modified retrospective approach. As a result, prior periods are presented in accordance with the previous guidance in ASC 840.

ASU 2016-02 provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits the Company to (i) not reassess whether any expired or existing contracts are or contain leases (ii) not reassess the lease classification for any expired or existing leases and (iii) not reassess initial direct costs for any existing leases. The Company will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. Adoption of this standard resulted in the recognition of a right-of-use asset and a lease liability on the Company’s July 1, 2019 Unaudited Condensed Balance Sheet of $3.7 million and $5.8 million, respectively. There was no material impact on the Company’s Unaudited Condensed Statement of Operations for the three months ended September 30, 2019. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. As the Company’s leases do not provide readily determinable implicit interest rates, the Company used incremental borrowing rates commensurate with the respective terms of the leases to discount the lease payments. The application of the new standard required netting of unamortized balance of lease incentives and deferred lease obligation to the right-of-use asset at the adoption date. The Company’s operating leases include rental escalation clauses that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts. Refer to Note 3, Leases within these Unaudited Condensed Financial Statements for additional information.

Share-Based Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The Company adopted ASU 2018-07 in July 1, 2019 using a cumulative effect adjustment as of the date of adoption. The adoption of this standard did not have an impact on the Company’s financial position or results of operations upon adoption.

To be adopted in future periods

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

3.	Leases

The Company leases certain laboratory and office space under operating leases, which consist of the following:

Alachua, Florida

The Company’s corporate headquarters are located in Alachua, Florida. In January 2016, the Company moved into a new combined-use facility consisting of approximately 21,500 square feet of laboratory and office space. The initial lease term for this facility is 12 years with options to extend the term of the lease for three additional five-year periods.

Cambridge, Massachusetts

In August 2015, the Company entered into a two-year lease to occupy approximately 3,000 square feet of laboratory and office space in Cambridge, Massachusetts. On July 31, 2017, the Company entered into a new lease to increase laboratory and office space in Cambridge by approximately 5,000 square feet to a total of approximately 8,000 square feet and extend the term of the lease for an additional seven years, with an option to further extend the lease for one additional three-year term.

In addition, the Company leases certain office equipment under a finance lease.

As part of the Company’s assessment of the lease term, the Company did not elect the hindsight practical expedient, which allows companies to use current knowledge and expectations when determining the likelihood to extend lease options. By not electing this practical expedient, the Company will not re-assess the lease term for any leases identified under ASC 840.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating and finance leases for the three months ended September 30, 2019:

In thousands	Three month ended September 30, 2019
Lease Cost:
Finance lease cost
Amortization of right-of-use asset	$11
Interest on lease liabilities	2
Operating lease cost	193
Variable lease cost	91

Total lease cost	$297

Other Information:
Weighted-average remaining lease term – operating leases (in years)	6.8
Weighted-average remaining lease term – finance lease (in years)	2.6

Weighted-average discount rate – operating leases	8.5%
Weighted-average discount rate – finance lease	6.9%

Amortization of right-of-used asset is included within the general and administrative and other caption in these Unaudited Condensed Statements of Operations. Operating lease cost and variable lease cost are included in rent expense within the general and administrative and other caption, and the research and development caption in these Unaudited Condensed Statements of Operations.

As of September 30, 2019, future minimum commitments under the ASC 842 for the Company’s operating and finance leases were as follows:

In thousands	As of September 30, 2019
Maturity of operating lease liabilities:
2020 (excluding the three months ended September 30, 2019)	$819
2021	1,108
2022	1,127
2023	1,146
2024 and thereafter	3,311
Present value adjustment	(1,818)

Operating lease liabilities	$5,693

Maturity of finance lease liabilities:
2020 (excluding the three months ended September 30, 2019)	$39
2021	53
2022 and thereafter	39
Present value adjustment	(10)

Finance lease liability	$121

4.	Share-based Compensation Plans

The Company uses stock options, performance service awards, restricted stock awards and restricted stock units to provide long-term incentives for its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan. No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance. A summary of the stock option activity for the three months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,
	2019		2018
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	3,585	$9.19	3,107	$10.93
Granted	857	3.12	863	4.31
Exercised	(10)	3.50	—	—
Forfeited	(91)	4.55	(166)	8.08
Expired	(247)	12.31	(9)	14.95

Outstanding at September 30,	4,094	$7.85	3,795	$9.54

Exercisable at September 30,	2,128		2,092

Weighted average fair value of options granted during the period	$2.01		$2.81

As of September 30, 2018, there was $5.2 million of unrecognized compensation expense related to non-vested stock options. During the three months ended September 30, 2019, 835,000 stock options were granted to the Company’s employees and non-employee directors under the 2013 Equity and Incentive Plan. The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

Assumption	Three months ended September 30, 2019	Three months ended September 30, 2018
Dividend yield	0.00%	0.00%
Expected term	6.25 years	6.00 to 6.25 years
Risk-free interest rate	1.45% to 1.90%	2.77% to 2.99%
Expected Volatility	71.2%	69.22%

During the three months ended September 30, 2019, 175,000 restricted stock units, which contained a certain market condition, were granted to the Company’s employees under the 2013 Equity and Incentive Plan with weighted average grant date fair value of $2.56. None of the restricted units were vested as of September 30, 2019. The fair value of each option granted was estimated on the grant date using the Monte Carlo simulation pricing model, which incorporated the probability of satisfying the related market condition.

For the three months ended September 30, 2019, share-based compensation expense amounted to approximately $0.8 million, compared to $1.2 million for the three months ended September 30, 2018.

5.	Investments

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital. The net carrying amounts of the Company’s investments by category consisted of debt securities held-to-maturity (due in one year or less). As of September 30, 2019, and June 30, 2019 the Company had investments amounting to $54.8 million and $55.3 million, respectively.

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

In thousands	September 30, 2019	June 30, 2019
U.S. Treasury Securities:
Amortized cost	$54,839	$55,292
Gross unrealized gains	47	78
Gross unrealized losses	—	—

Fair Value	$54,886	$55,370

The Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At each reporting period, the Company evaluates securities for impairment, if and when, the fair value of the investment is less than its amortized cost. The Company evaluated the underlying credit quality and credit ratings of the issuers, noting neither a significant deterioration since purchase nor other factors leading to other-than-temporary impairment. The Company does not intend to sell its investments before recovery of their amortized cost bases which may be at maturity.

6.	Fair Value of Financial Instruments and Investments

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

Debt securities—held-to-maturity. The Company’s investments in debt securities classified as held-to-maturity include U.S. Treasury Securities, which are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury Securities are considered Level 1 of the fair value hierarchy. The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

In thousands	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
September 30, 2019
Cash and cash equivalents	$16,272	$—	$—	$16,272
Held-to-maturity investments:
U.S. Treasury Securities	54,886	—	—	54,886

Total assets	$71,158	$—	$—	$71,158

In thousands	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
June 30, 2019
Cash and cash equivalents	$26,703	$—	$—	$26,703
Held-to-maturity investments:
U.S. Treasury Securities	55,370	—	—	55,370

Total assets	$82,073	$—	$—	$82,073

7.	Collaboration Agreements

Biogen

On July 1, 2015, the Company entered into a Collaboration Agreement with Biogen, pursuant to which the Company and Biogen collaborated to develop, seek regulatory approval for and commercialize gene therapy products to treat XLRS, XLRP, and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies. Effective March 8, 2019, Biogen terminated the Collaboration Agreement. Upon termination, the Company received back the exclusive license rights to develop, manufacture and commercialize the product candidates for all of our partnered programs including our XLRP program, XLRS program and our three discovery programs.

Accounting Analysis

The performance obligations and the allocated transaction price as of the date of initial application of Topic 606 were as follows:

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

The Company concluded that Post-Funded Activities represent customer options that are not material rights as any services requested by Biogen and provided by the Company are reimbursed at a rate that reflects the estimated standalone selling price for the services. As such, the Company recognized revenue related to Post-Funded Activities as the services were provided.

The Company concluded that the option to receive i) commercial licenses for the Discovery Programs that achieve clinical candidate designation, as defined in the Collaboration Agreement and ii) manufacturing licenses for up to six genes pursuant to the Manufacturing Agreement represent customer options that were not material rights as the exercise price for such options reflects the estimated standalone selling price for such option. As such, the Company accounted for such option if and when the options were exercised.

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

As a result of the termination of the Collaboration Agreement with Biogen effective March 8, 2019, the Company recognized the remaining deferred revenue balance as of the termination date. The Company recorded revenue of $14.0 million, from its collaboration with Biogen for the three months ended September 30, 2018.

The company’s revenue related to the Biogen Agreement for the three months ended September 30, 2018 is comprised of the following:

In thousands	September 30, 2018
Collaboration revenue:
Licenses and related services	$4,619
Development services	1,058
Milestone revenue	8,348

Total collaboration revenue	$14,025

License and related services revenue comprise of revenue related to the Company’s completion of performance obligations that contained the delivery of licenses and Pre-Funded Activities. Development services revenue relate to the delivery of Post Funded Activities. Milestone revenue relate to the portion of milestone payments received that were recognized as revenue based on the proportional performance of the underlying performance obligation.

For a more detailed description of the Company’s collaboration agreement with Biogen refer to Note 7, Collaboration Agreements, of AGTC’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5% equity interest in Bionic Sight. In addition to the initial investment, AGTC is contributing ongoing research and development support costs through additional payments and other in-kind contributions (AGTC Ongoing R&D Support). The AGTC Ongoing R&D Support payments and in-kind contributions are made over time and may continue up to the date Bionic Sight receives both IND clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product candidate (the “IND Trigger”). As of September 30, 2019, the Company had incurred approximately $2.0 million in ongoing research and development support costs and in-kind contributions.

If and when, the IND Trigger is attained, AGTC will (i) receive additional equity, based on the valuation in place at the beginning of the agreement, for the AGTC Ongoing R&D Support payments and in-kind contributions, and (ii) will be obligated to purchase additional equity in Bionic Sight for $4.0 million, at a pre-determined valuation. Thereafter, AGTC will not be obligated to purchase additional equity or make additional in-kind contributions. The Company has concluded that the AGTC Ongoing R&D Support is within the scope of ASC 606, Revenue from Contracts with Customers, as the services rendered represent a distinct service delivered to a counterparty that meets the definition of a customer. The Company considers these services to represent one combined performance obligation. Given that the consideration that the Company is entitled to is contingent upon achievement of the IND Trigger, the consideration is determined to be variable. The Company believes that the amount of variable consideration related to the achievement of the IND Trigger should be fully constrained as the achievement of this event is highly susceptible to factors outside of the Company’s control. The Company evaluates the amount of potential receipt of the variable consideration and the likelihood that the consideration will be received. Utilizing the most likely amount method, and if it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price. The variable consideration related to Bionic Sight agreement has been fully constrained since the inception of the agreement and no amounts have been recognized as revenue to date. With regard to the obligation to purchase additional equity in Bionic Sight for $4.0 million, the Company concluded that this represents a forward contract to be accounted for within the scope of ASC 321, Investments—Equity Securities. The Company assessed the fair value of this forward contract at inception of the Bionic Sight agreement and determined the value to be de minimis. As the forward contract does not have a readily determinable fair value, the Company has elected to use the measurement alternative for the subsequent measurement of this instrument. Under the measurement alternative, the forward contract will be remeasured to fair value when observable transactions involving the underlying equity securities or impairment of those securities occur. No such observable transactions or impairment involving the underlying equity securities have occurred since the inception of the arrangement.

Due to the uncertainty of achieving the IND Trigger, the Company is expensing the AGTC Ongoing R&D Support payments and in-kind contributions made under the collaboration agreement. Such amounts are included as a component of research and development expenses in the Company’s financial statements.

The Company recorded its initial $2.0 million investment in Bionic Sight using the equity method of accounting for investments, which is recorded as its own line item on the Company’s balance sheet. For the three-month ended September 30, 2019, the Company recorded a reduction of its investment in Bionic Sight of $10,000 and an investment loss on the statement of operations to reflect its equity interest in the net loss of this affiliate. As of September 30, 2019, the amount of the Company’s underlying equity in net assets of Bionic Sight is not representative of the amount at which the investment is carried due to retained losses experienced by Bionic Sight prior to the Company’s investment.

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

8.	Subsequent Events

On October 1, 2019, the Company announced that it has entered into a collaboration agreement with Otonomy, Inc. (Otonomy) to develop and commercialize gene therapy for congenital hearing loss. Under the terms of the agreement, both parties intend to share equally (i) all development and commercialization costs, and (ii) amounts received with the respect to the collaboration products sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of September 30, 2019, and results of operations for the three months ended September 30, 2019 and 2018. This discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2019, (“June 2019 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report as well as those set forth in Part I, Item 1A, “Risk Factors” of the June 2019 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinitis pigmentosa (XLRP) and achromatopsia (ACHM) and preclinical programs in optogenetics, Stargardt disease, and age-related macular degeneration (AMD). In addition to ophthalmology, we have initiated one preclinical program in otology and three preclinical programs in targeting central nervous system disorders (CNS), including one in adrenoleukodystrophy (ALD). With a number of important clinical milestones on the horizon, we believe we are well positioned to advance multiple programs towards pivotal studies. In addition to our product pipeline, we have also developed broad technological capabilities through our collaborations with Synpromics Limited (Synpromics) and the University of Florida, which provide us with expertise in vector design and manufacturing as well as synthetic promoter development and optimization.

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

We have incurred losses from operations in each year since inception, except for fiscal 2017, in which we reported net income of $0.4 million due in part to the amortization associated with our collaboration agreement with Biogen. For the three months ended September 30, 2019 and 2018, we reported net loss of $11.6 million and net income of $1.2 million, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

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

As of September 30, 2019, we had cash and cash equivalents and investments totaling $71.1 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments as of September 30, 2019, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs into the first half of 2021. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

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

For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our June 2019 Form 10-K, for the year ended June 30, 2019.

The Company adopted ASC 842 on July 1, 2019. See Note 2 to these Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a description of our lease accounting policies.

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

From inception through September 30, 2019, we have incurred approximately $211.0 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications.

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

Provision for income taxes

Income tax expense for the three months ended September 30, 2019 was $21,000 compared to $19,000 for the three months ended September 30, 2018. The income tax expense for the three months ended September 30, 2019, was primarily driven by interest expense related to the Company’s uncertain tax position.

Results of Operations

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

Revenue

The following table summarizes our revenue for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,			% Increase (Decrease)
	2019	2018	(Decrease)
Collaboration revenue
Licenses and related services	$—	$4,619	$(4,619)	nm	%
Development services	—	1,058	(1,058)	nm	%
Milestone revenue	—	8,348	(8,348)	nm	%

Total collaboration revenue	—	14,025	(14,025)	nm	%
Grant revenue	—	9	(9)	nm	%

Total revenue	$—	$14,034	$(14,034)	nm	%

As a result of the termination of the Collaboration Agreement with Biogen effective March 8, 2019, the Company recognized the remaining deferred revenue balance as of the termination date. Thereafter, no additional collaboration revenue was recognized.

Research and development expense

The following table summarizes our research and development expenses by product candidate or program for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2019	2018
External research and development expenses
ACHM	$1,264	$1,042	$222	21%
XLRS	219	431	(212)	(49)%
XLRP	772	2,759	(1,987)	(72)%
Research and discovery programs	631	877	(246)	(28)%

Total external research and development expenses	2,886	5,109	(2,223)	(44)%

Internal research and development expenses
Employee-related costs	3,464	2,589	875	34%
Share-based compensation	363	484	(121)	(25)%
Other	1,929	1,883	46	2%

Total internal research and development expenses	5,756	4,956	800	16%

Total research and development expense	$8,642	$10,065	$(1,423)	(14)%

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

Research and development expenses for the three months ended September 30, 2019 were $8.6 million, compared to $10.1 million for the three months ended September 30, 2018, a decrease of $1.5 million, or 14%. The decrease in external spending was primarily due to decreased XLRP sublicense expenses associated with a milestone payment from Biogen in September 2018, decreased discovery spending associated with our pre-clinical ophthalmology programs, and decreased XLRS spending associated with completing enrollment of the XLRS Phase 1/2 trial in April of 2018. The increase in internal spending was primarily due to hiring of additional employees to support clinical trial execution and research and development activities, partially offset by decreased share-based compensation as result of lower fair value of awards granted in 2019.

General and administrative expense

The following table summarizes our general and administrative expenses for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2019	2018
Employee-related costs	$1,395	$1,277	$118	9%
Share-based compensation	448	697	(249)	(36)%
Legal and professional fees	160	159	1	1%
Other	1,345	1,080	265	25%

Total general and administrative expense	$3,348	$3,213	$135	4%

General and administrative expense for the three months ended September 30, 2019 increased by $0.1 million to $3.3 million compared to the same period in 2018. The increase was primarily driven by higher employee-related costs of $0.1 million and higher other general and administrative expenses of $0.2 million primarily attributable to recovery of bad debt expense which occurred in 2018 but did not recur in 2019, partially offset by decreased share-based compensation of $0.2 million as result of lower fair value of awards granted in 2019.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of September 30, 2019, we had an accumulated deficit of $147.1 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of September 30, 2019, we had cash, cash equivalents, and investments totaling $71.1 million. In connection with Bionic Sight’s expected IND Trigger, for its optogenetic product in the second quarter of fiscal year 2020, we will be obligated to purchase $4.0 million of additional equity in Bionic Sight, upon IND and Institutional Review Board clearance. We believe that our existing cash, cash equivalents, and investments at September 30, 2019 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates into the first half of 2021.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 12 months. As of September 30, 2019, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of US Treasury securities, none of which mature more than 12 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2019	2018
Net cash provided by (used in):
Operating activities	$(10,715)	$583	$(11,298)	(1,938)%
Investing activities	264	(5,050)	5,314	105%
Financing activities	20	(126)	146	116%

Net (decrease) in cash and cash equivalents:	$(10,431)	$(4,593)	$(5,838)	(127)%

Operating activities. For the three months ended September 30, 2019, net cash used in operating activities was primarily the result of research and development and general and administrative expenses incurred in conducting normal business operations, and the impact of changes in our working capital accounts. For the three months ended September 30, 2018, net cash provided by operating activities was primarily the result of cash received from the collaboration with Biogen, partially offset by research and development and general and administrative expenses incurred in conducting normal business operations, and the impact of changes in our working capital accounts.

Investing activities. Net cash used in investing activities for the three months ended September 30, 2019 consisted primarily of cash proceeds of $17.5 million from the maturity of investments, net of investment repurchases of $16.9 million and the purchase of property and equipment of $0.2 million and intellectual property of $0.1 million. Net cash used in investing activities for the three months ended September 30, 2018 consisted primarily of cash proceeds of $24.7 million from the maturity of investments, net of investment repurchases of $29.7 million.

Financing activities. Net cash used in financing activities during the three months ended September 30, 2019 consisted primarily of proceeds from the exercise of common stock options, partially offset by payments toward capital lease obligation. Net cash used in financing activities during the three months ended September 30, 2018 consisted primarily of payments for deferred offering costs.

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

We believe that our existing cash and cash equivalents and investments as of September 30, 2019, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs into the first half of 2021. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, we implemented certain internal controls in connection with our adoption of ASC 842. There were no other changes in our internal control over financial reporting during the first fiscal quarter of 2020 (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A.	RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2019 for a listing of our risk factors. There has been no material change in such risk factors since June 30, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first fiscal quarter of 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1, 2019 through July 31, 2019	592	$3.75	—	$—

Total	592	$3.75	—

(a)

These columns reflect the surrender to the Company of an aggregate of 592 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to an employee during the first fiscal quarter of 2020.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date March 26, 2014, filed on April 1, 2014)

3.2	Amended and Restated Bylaws of Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date March 26, 2014, filed on April 1, 2014)

10.1	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Mark S. Shearman (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2019 (File No. 001-36370))

10.2	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Stephen W. Potter (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2019 (File No. 001-36370))

10.3	Employment Letter Agreement dated as of July 29, 2019 between Applied Genetic Technologies Corporation and Matthew Feinsod (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2019 (File No. 001-36370))

10.4	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Brian Krex (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ending June 30, 2019 (File No. 001-36370))

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Applied Genetic Technologies Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Applied Genetic Technologies Corporation

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Applied Genetic Technologies Corporation

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ William A. Sullivan
William A. Sullivan, Chief Financial Officer Date: November 12, 2019