Form 10-Q
period 2019-12-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2020-02-05
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares of the registrant’s common stock outstanding as of February 4, 2020 was 18,275,408.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED December 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

In thousands, except per share data	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$18,076	$26,703
Investments	44,479	55,292
Grants receivable	169	13
Prepaid and other current assets	1,993	2,276

Total current assets	64,717	84,284

Property and equipment, net	4,053	4,430
Intangible assets, net	1,127	1,013
Investment in Bionic Sight	1,930	1,945
Right of use asset – operating lease	3,580	—
Right of use asset – finance lease	103	—
Other assets	6,741	544

Total assets	$82,251	$92,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,713	$1,331
Accrued and other liabilities	8,513	8,024
Lease liability – operating	659	—
Lease liability – finance	46	—

Total current liabilities	14,931	9,355

Lease liability – operating, net of current portion	4,882	—
Lease liability – finance, net of current portion	63	—
Other liabilities	2,336	4,152

Total liabilities	22,212	13,507

Stockholders’ equity:
Preferred stock, par value $.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.001 per share, 150,000 shares authorized; 18,239 and 18,226 shares issued; 18,219 and 18,207 shares outstanding at December 31, 2019 and June 30, 2019, respectively	18	18
Additional paid-in capital	215,857	214,324
Shares held in treasury of 20 and 19 at December 31, 2019 and June 30, 2019, respectively	(88)	(85)
Accumulated deficit	(155,748)	(135,548)

Total stockholders’ equity	60,039	78,709

Total liabilities and stockholders’ equity	$82,251	$92,216

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
In thousands, except per share amounts	2019	2018	2019	2018
Revenue:
Collaboration revenue	$2,297	$5,895	$2,297	$19,920
Grant and other revenue	156	39	156	48

Total revenue	2,453	5,934	2,453	19,968

Operating expenses:
Research and development	8,375	7,583	17,017	17,648
General and administrative and other	3,008	3,022	6,356	6,235

Total operating expenses	11,383	10,605	23,373	23,883

Loss from operations	(8,930)	(4,671)	(20,920)	(3,915)
Other income:
Investment income, net	336	520	782	991
Other expense	(2)	—	(4)	—

Total other income, net	334	520	778	991

Loss before provision for income taxes	(8,596)	(4,151)	(20,142)	(2,924)
Provision for income taxes	21	19	42	38

Loss before equity in net losses of affiliate	(8,617)	(4,170)	(20,184)	(2,962)
Total other loss, net	(6)	(11)	(16)	(19)

Net loss	$(8,623)	$(4,181)	$(20,200)	$(2,981)

Weighted Average Shares Outstanding
Basic	18,219	18,094	18,215	18,140
Diluted	18,219	18,094	18,215	18,140

Net loss per common share
Basic	$(0.47)	$(0.23)	$(1.11)	$(0.16)
Diluted	$(0.47)	$(0.23)	$(1.11)	$(0.16)

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
In thousands	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance, June 30, 2019	18,207	$18	19	$(85)	$214,324	$(135,548)	$78,709
Share based compensation expense	—	—	—	—	810	—	810
Shares issued under employee plans	11	—	1	(3)	34	—	31
Net loss	—	—	—	—	—	(11,577)	(11,577)

Balance, September 30, 2019	18,218	18	20	(88)	215,168	(147,125)	67,973
Share based compensation expense	—	—	—	—	689	—	689
Shares issued under employee plans	1	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,623)	(8,623)

Balance, December 31, 2019	18,219	$18	20	$(88)	$215,857	$(155,748)	$60,039

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
In thousands	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance, June 30, 2018	18,126	$18	11	$(49)	$210,139	$(110,926)	$99,182
Cumulative impact of adopting Topic 606	—	—	—	—	—	(22,616)	(22,616)
Share based compensation expense	—	—	—	—	1,181	—	1,181
Shares issued under employee plans	4	—	2	(8)	—	—	(8)
Net income	—	—	—	—	—	1,200	1,200

Balance, September 30, 2018	18,130	18	13	(57)	211,320	(132,342)	78,939
Share based compensation expense	—	—	—	—	1,094	—	1,094
Shares issued under employee plans	34	—	2	(13)	136	—	123
Net loss	—	—	—	—	—	(4,181)	(4,181)

Balance, December 31, 2018	18,164	$18	15	$(70)	$212,550	$(136,523)	$75,975

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
In thousands	2019	2018
Cash flows from operating activities:
Net loss	$(20,200)	$(2,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,499	2,275
Depreciation and amortization	649	639
Recovery of bad debts	—	(258)
Investment discount accretion	(278)	(353)
Non-cash lease expense	145	—
Non-cash interest on lease liabilities	240	—
Collaboration revenue from Bionic Sight	(2,197)	—
Equity in net losses of affiliate	16	19
Changes in operating assets and liabilities:
Grants receivable	(156)	(17)
Prepaid and other assets	289	291
Deferred revenues	—	(7,960)
Accounts payable	441	719
Operating lease liabilities	(541)	—
Accrued and other liabilities	1,057	(1,350)

Net cash used in operating activities	(19,036)	(8,976)

Cash flows from investing activities:
Purchase of property and equipment	(434)	(81)
Purchase of and capitalized cost related to intangible assets	(257)	(68)
Maturities of investments	40,500	46,619
Purchases of investments	(29,409)	(44,523)

Net cash provided by investing activities	10,400	1,947

Cash flows from financing activities:
Proceeds from exercise of common stock options	34	136
Taxes paid related to equity awards	(3)	—
Deferred offering costs	—	(168)
Payments made toward finance lease liability	(22)	(26)

Net cash provided by (used in) financing activities	9	(58)

Net change in cash and cash equivalents	(8,627)	(7,087)
Cash and cash equivalents, beginning of period	26,703	31,065

Cash and cash equivalents, end of period	$18,076	$23,978

Supplemental information:
Payable related to Bionic Sight investment receivable (see Note 7)	$4,000	$—
Cash paid for interest	$4	$—
Shares issued for no consideration	$3	$21

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Operations

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of December 31, 2019, the Company had an accumulated deficit of $155.8 million. While the Company expects to continue to generate some revenue from partnering, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. As of December 31, 2019, the Company had cash and cash equivalents and liquid investments of $62.6 million. Existing cash and cash equivalents and investments as of December 31, 2019, will be sufficient to allow the Company to generate data from ongoing clinical programs, to move pre-clinical optogenetic program in collaboration with Bionic Sight into the clinical and to fund currently planned research and discovery programs for a period exceeding one year from the date that these financial statements were filed with the U.S. Securities and Exchange Commission (“SEC”).

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

The adjustments referred to above are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations for interim reporting.

The Condensed Balance Sheet as of June 30, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2019 Annual Report on Form 10-K (“June 30, 2019 Form 10-K”). Results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

For performance obligations consisting of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-

front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

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

Collaboration revenue

To date, the Company’s collaboration revenue has been generated from its collaboration arrangement with Biogen and Bionic Sight as further described in Note 7, “Collaboration Agreements”.

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

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act contains several key provisions including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%. In addition, federal net operating losses (“NOLs”) will be carried forward indefinitely but will be subject to an 80% utilization against taxable income. As required by U.S. GAAP, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense. The Company is subject to examination of its income tax returns in the federal and state income tax jurisdictions in which it operates for the tax years ended June 30, 2016 through 2019.

For the three and six months ended December 31, 2019, the Company’s tax expense included an increase in the uncertain tax position liability of $21,000 and $42,000, respectively, related to interest on the uncertain tax position, compared to $19,000 and $38,000, respectively, for the three and six months ended December 31, 2018. The uncertain tax position liability as of December 31, 2019 and June 30, 2019 was $2,077,000 and $2,035,000, respectively.

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

Prepayments related to research and development activities were $0.8 million and $0.7 million at December 31, 2019 and June 30, 2019, respectively, and are included within the prepaid and other current assets line item in these Unaudited Condensed Balance Sheets.

Share-based compensation

The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718, Compensation—Stock Compensation and generally recognizes share-based compensation expense on a straight-line basis over the periods during which the employees are required to provide service in exchange for the award. In addition, the Company issues stock options and restricted shares of common stock to non-employees in exchange for consulting services. As noted in the Company’s fiscal year 2019 Annual Report on Form 10-K, the Company historically accounted for these in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees (“ASC 505-50”). Under ASC 505-50, share-based awards to non-employees were subject to periodic fair value re-measurement over their vesting terms. As discussed below under “Adopted in the current period” section, in the first fiscal quarter of 2020 the Company adopted ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). As a result, the accounting for non-employee awards will be generally consistent with that of employee awards. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

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

Net loss per share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted loss per share calculations, stock options, restricted stock awards and performance service awards are considered to be common stock equivalents if they are dilutive. If applicable, the dilutive impact of common stock equivalents for the three and six months ended December 31, 2019 would be 0.3 million shares and for the three and six months ended December 31, 2018 would be 0.2 million shares, respectively.

The dilutive impact of stock options has been excluded from the calculation of diluted net loss per share for the three and six months ended December 31, 2019 and 2018 as their effect would be anti-dilutive. Therefore, for the three and six months ended December 31, 2019 and 2018 basic and diluted net loss per share were the same.

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

ASU 2016-02 provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits the Company to (i) not reassess whether any expired or existing contracts are or contain leases (ii) not reassess the lease classification for any expired or existing leases and (iii) not reassess initial direct costs for any existing leases. The Company will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. Adoption of this standard resulted in the recognition of a right-of-use asset and a lease liability on the Company’s July 1, 2019 Unaudited Condensed Balance Sheet of $3.7 million and $5.8 million, respectively. There was no material impact on the Company’s Unaudited Condensed Statement of Operations for the three and six months ended December 31, 2019. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of lease payments over the term. As the Company’s leases do not provide readily determinable implicit interest rates, the Company used incremental borrowing rates commensurate with the respective terms of the leases to discount the lease payments. The application of the new standard required netting of unamortized balance of lease incentives and deferred lease obligation to the right-of-use asset at the adoption date. The Company’s operating leases include rental escalation clauses that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts. Refer to Note 3, Leases within these Unaudited Condensed Financial Statements for additional information.

Share-Based Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The Company adopted ASU 2018-07 on July 1, 2019 using a cumulative effect adjustment as of the date of adoption. The adoption of this standard did not have an impact on the Company’s financial position or results of operations upon adoption.

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

Income Taxes

In December 2019, the FASB issued ASU No. 2019 -12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard includes several provisions which simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. This standard will be effective for the Company on July 1, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

Equity Securities, Investment – Equity Method and Joint Ventures, and Derivatives and Hedging

In January 2020, the FASB issued ASU No. 2020 - 01, Investments-Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new standard clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. This standard will be effective for the Company on July 1, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating and finance leases:

In thousands	Three months ended December 31, 2019	Six months ended December 31, 2019
Lease Cost:
Finance lease cost
Amortization of right-of-use asset	$11	22
Interest on lease liabilities	2	4
Operating lease cost	193	386
Variable lease cost	85	176

Total lease cost	$291	588
Other Information:
Weighted-average remaining lease term - operating leases (in years)		6.6
Weighted-average remaining lease term - financing leases (in years)		2.3

Weighted-average discount rate - operating leases		8.5%
Weighted-average discount rate - financing leases		6.9%

Amortization of right-of-used asset is included within the general and administrative and other caption in these Unaudited Condensed Statements of Operations. Operating lease cost and variable lease cost are included in rent expense within the general and administrative and other caption, and the research and development caption in these Unaudited Condensed Statements of Operations.

As of December 31, 2019, future minimum commitments under the ASC 842 for the Company’s operating and financing leases were as follows:

In thousands	As of December 31, 2019
Maturity of operating lease liabilities:
2020 (excluding the six months ended December 31, 2019)	$548
2021	1,108
2022	1,127
2023	1,146
2024 and thereafter	3,311
Present value adjustment	(1,699)

Operating lease liabilities	$5,541

Maturity of finance lease liabilities:
2020 (excluding the six months ended December 31, 2019)	$31
2021	53
2022 and thereafter	39
Present value adjustment	(14)

Finance lease liability	$109

4.	Share-based Compensation Plans

The Company uses stock options, performance service awards, restricted stock awards and restricted stock units to provide long-term incentives for its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan. No awards have been issued to date under the 2013 Employee Stock Purchase Plan and all of the 128,571 shares previously authorized under this plan remain available for issuance. A summary of the stock option activity for the six months ended December 31, 2019 and 2018 is as follows:

	Six Months Ended December 31,
	2019		2018
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	3,585	$9.19	3,107	$10.93
Granted	984	3.09	983	4.59
Exercised	(10)	3.2	(29)	4.52
Forfeited	(244)	4.0	(213)	7.41
Expired	(299)	11.5	(184)	13.40

Outstanding at December 31	4,016	$7.84	3,664	$9.37

Exercisable at December 31,	2,267		2,034

Weighted average fair value of options granted during the period	$2.00		$2.38

The fair value of each option granted is estimated on the grant date using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value:

Assumption	Six months ended December 31, 2019	Six months ended December 31, 2018
Dividend yield	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.00 to 6.25 years
Risk-free interest rate	1.45% to 1.90%	2.77% to 2.99%
Expected Volatility	71.2%	69.22%

For the six months ended December 31, 2019, 175,500 restricted stock units, which included a market-based vesting condition related to the trading price of our common stock, were granted to the Company’s employees under the 2013 Equity and Incentive Plan with weighted average grant date fair value of $2.56. None of the restricted units were vested as of December 31, 2019. The fair value of each option granted was estimated on the grant date using the Monte Carlo simulation pricing model, which incorporated the probability of satisfying the related market-based vesting condition.

Share-based compensation expense for the three and six months ended December 31, 2019 was $0.7 million and $1.5 million, respectively, compared to $1.1 million and $2.3 million, respectively, for the three and six months ended December 31, 2018.

5. Investments

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital. The net carrying amounts of the Company’s investments by category consisted of debt securities held-to-maturity (due in one year or less). As of December 31, 2019, and June 30, 2019 the Company had investments amounting to $44.5 million and $55.3 million, respectively.

A summary of the Company’s debt securities classified as held-to-maturity is as follows:

In thousands	December 31, 2019	June 30, 2019
U.S. Treasury Securities:
Amortized cost	$44,479	$55,292
Gross unrealized gains	21	78
Gross unrealized losses	—	—

Fair Value	$44,500	$55,370

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

In thousands	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
December 31, 2019
Cash and cash equivalents	$18,076	$—	$—	$18,076
Held-to-maturity investments:
U.S. Treasury Securities	44,500	—	—	44,500

Total assets	$62,576	$—	$—	$62,576

June 30, 2019
Cash and cash equivalents	$26,703	$—	$—	$26,703
Held-to-maturity investments:
U.S. Treasury Securities	55,370	—	—	55,370

Total assets	$82,073	$—	$—	$82,073

7.	Collaboration Agreements

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

The company’s revenue related to the Biogen Agreement for the three and six months ended December 31, 2018 is comprised of the following:

In thousands	Three months ended December 31, 2018	Six months ended December 31, 2018
Collaboration revenue:
Licenses and related services	$4,362	$8,981
Development services	903	1,961
Milestone revenue	630	8,978

Total collaboration revenue	$5,895	$19,920

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

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represents an approximate 5% equity interest in Bionic Sight. In addition to the initial investment, AGTC contributed ongoing research and development support costs through additional payments and other in-kind contributions (AGTC Ongoing R&D Support). The AGTC Ongoing R&D Support payments and in-kind contributions were made over time and continued until December 2019, the month Bionic Sight received both IND clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product candidate (the “IND Trigger”). Until December 2019 the Company had incurred approximately $2.2 million in ongoing research and development support costs and in-kind contributions, which were reported as periodic cost as a component of research and development expense in the Company’s financial statements. No ongoing research and development support costs were incurred after the IND Trigger.

Due to achievement of the IND Trigger, AGTC will (i) be entitled to receive additional equity, based on the valuation in place at the beginning of the agreement, for the AGTC Ongoing R&D Support payments and in-kind contributions, and (ii) be obligated to purchase additional equity in Bionic Sight for $4.0 million, at a pre-determined valuation. Thereafter, AGTC will not be obligated to purchase additional equity or make additional in-kind contributions. As of December 31, 2019, the shares that AGTC was entitled to receive had not been transferred and the required payment for the additional equity in Bionic Sight had not been made. The Company has concluded that the AGTC Ongoing R&D Support is within the scope of ASC 606, Revenue from Contracts with Customers, as the services rendered represent a distinct service delivered to a counterparty that meets the definition of a customer. The Company considered these services to represent one combined performance obligation. Given that the consideration that the Company was entitled to was contingent upon achievement of the IND Trigger, the consideration was determined to be variable and the amount was fully constrained until the achievement of the IND Trigger. As a result of the IND Trigger achievement in December 2019, the Company recognized $2.2 million, for the three and six months ended December 31, 2019, which is included within collaboration revenue in these Unaudited Condensed Statements of Operations. A corresponding asset in the amount of $2.2 million was recognized within other assets in these Unaudited Condensed Balance Sheets as of December 31, 2019 as the Company did not yet have the benefits of ownership of the additional equity to be received in Bionic Sight until such time that the shares settle, which did not occur as of December 31, 2019. With regard to the obligation to purchase additional equity in Bionic Sight for $4.0 million, the Company concluded at contract inception that this represents a forward contract to be accounted for within the scope of ASC 321, Investments—Equity Securities. The Company assessed the fair value of this forward contract at inception of the Bionic Sight agreement and determined the value to be de minimis. As the forward contract does not have a readily determinable fair value, the Company has elected to use the measurement alternative for the subsequent measurement of this instrument. Under the measurement alternative, the forward contract will be remeasured at fair value when observable transactions involving the underlying equity securities or impairment of those securities occur. As noted previously, due to the fact that the shares did not yet settle as of December 31, 2019, the forward contract remains in place and no such observable transactions or impairment involving the underlying equity securities have occurred since the inception of the arrangement. However, due to achievement of the IND Trigger prior to December 31, 2019 and prior to the settlement of additional equity, the Company determined that a liability had been incurred in the amount of $4.0 million, which is included within accounts payable in these Unaudited Condensed Balance Sheets as of December 31, 2019. A corresponding asset in the amount of $4.0 million was recognized within other assets in these Unaudited Condensed Balance Sheets as of December 31, 2019 as the Company did not yet have the benefits of ownership of the additional equity to be received in Bionic Sight until such time that the shares settle, which did not occur as of December 31, 2019.

The Company recorded its initial $2.0 million investment in Bionic Sight using the equity method of accounting for investments, which is recorded as its own line item in these Unaudited Condensed Balance Sheets. For the three and six months ended December 31, 2019, the Company recorded a reduction of its investment in Bionic Sight of $6,000 and $16,000, respectively, and an investment loss in these Unaudited Statements of Operations to reflect its equity interest in the net loss of this affiliate. As of December 31, 2019, the amount of the Company’s underlying equity in net assets of Bionic Sight is not representative of the amount at which the investment is carried due to retained losses experienced by Bionic Sight prior to the Company’s investment.

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

In January 2020, the Company paid $4.0 million for additional equity in Bionic Sight in connection with Bionic Sight’s achievement of the IND Trigger in December 2019. Following the Company’s acquisition of this additional equity and conversion of In-Kind Contributions into equity upon settlement, AGTC will hold an increased ownership percentage in Bionic Sight.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of December 31, 2019, and results of operations for the three and six months ended December 31, 2019 and 2018. This discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2019, as amended (“June 2019 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report as well as those set forth in Part I, Item 1A, “Risk Factors” of the June 2019 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinitis pigmentosa (XLRP) and achromatopsia (ACHM) and preclinical programs in optogenetics, Stargardt disease, and age-related macular degeneration (AMD). In addition to ophthalmology, we have initiated one preclinical program in otology and three preclinical programs targeting central nervous system disorders (CNS), including adrenoleukodystrophy (ALD), frontotemporal dementia (FTD) and amyotrophic lateral sclerosis (ALS). Our optogenetics program is being developed in collaboration with Bionic Sight and our otology program is being developed in collaboration with Otonomy. With a number of important clinical milestones on the horizon, we believe we are well positioned to advance multiple programs towards pivotal studies. In addition to our product pipeline, we have also developed broad technological capabilities through our collaborations with Synpromics Limited (Synpromics) and the University of Florida, which provide us with expertise in vector design and manufacturing as well as synthetic promoter development and optimization.

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

We have incurred losses from operations in each year since inception, except for fiscal 2017, in which we reported net income of $0.4 million due in part to the amortization associated with our collaboration agreement with Biogen. For the six months ended December 31, 2019 and 2018, we reported a net loss of $20.2 million and $3.0 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

•	continue to conduct preclinical studies and clinical trials for our XLRP and ACHM product candidates and preclinical studies for our other ophthalmology, otology and CNS product candidates;

•	continue our research and development efforts, including exploration through early preclinical studies of potential applications of our gene therapy platform in:

•	orphan ophthalmology indications;

•	non-orphan ophthalmology indications including wet AMD and other inherited retinal diseases; and

•	other inherited diseases, such as otology and CNS indications.

•	manufacture clinical trial materials and develop larger-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates;

•	further develop our gene therapy platform;

•	add personnel to support our collaboration, product development and commercialization efforts; and

•	continue to operate as a public company.

As of December 31, 2019, we had cash and cash equivalents and investments totaling $62.6 million.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments as of December 31, 2019, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for a period exceeding one year from the date that these financial statements were filed with the SEC. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Developments

In September of 2019 we released positive interim six-month data from our ongoing phase 1/2 clinical program in XLRP for an initial set of patients dosed peripherally. The data showed that for nine patients dosed peripherally in dose groups 1-3 that their visual sensitivity as measured by perimetry was stable over the six months of follow-up especially for the high dose group patients. We also released three month data on eight patients dosed centrally showing improved retinal sensitivity.

In January of 2020 we released a second set of positive interim six-month data from our ongoing phase 1/2 clinical program in XLRP. The data showed that of the nine patients dosed centrally – two patients in the 2nd dose group and seven patients in the 4th dose group – improved retinal sensitivity (as measured by microperimetry) was observed in 50% (4/8) of evaluable patients through six months, and importantly, these data are consistent with the previous data reported at three months. In addition to retinal sensitivity we have observed stable and, in some cases, improving trends in visual acuity.

In both data releases the company reported that the study drug was safe and well-tolerated: we have dosed 26 patients as of January 24, 2020 and we have not observed dose limiting toxicity. We will continue to monitor patients for safety and efficacy and will release additional data on two new higher dose groups – as well as 12-month data on the first four dose groups – in the second half of 2020.

We plan to hold an end of Phase II meeting with the FDA in the second quarter of 2020 at which we hope to reach final agreement with the FDA on pivotal trial design. If successful, this would position us to potentially initiate that XLRP pivotal trial in the second half of 2020.

On January 23, 2020, we announced encouraging interim six-month data from the dose-escalation cohorts of our ongoing phase 1/2 clinical programs in patients with achromatopsia due to mutation in the CNGB3 or CNGA3 genes. The studies’ primary endpoint is safety, with various secondary efficacy endpoints, including light discomfort. The study agent was found to have a favorable safety profile, with no serious study drug-related adverse events. On the secondary efficacy endpoints, we saw preliminary signs of biologic activity based on light discomfort testing at month 3. Light discomfort is a clinically relevant symptom for these patients. On the additional secondary efficacy endpoints, we did not see consistent improvements, but we will continue to monitor these patients over time at higher doses and in younger patient groups. We will be treating two new groups of adult patients at higher doses, as well as three new groups of pediatric patients across both trials, enrolling a total of 32 new patients. Of these 32 new patients, we have already enrolled more than half of these patients as of January 24, 2020. Interim data from these additional patients is expected to be reported in the second half of 2020.

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

For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our June 2019 Form 10-K.

The Company adopted ASC 842 on July 1, 2019. See Note 2 in these Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a description of our lease accounting policies.

New Accounting Pronouncements

Refer to Note 2 to these Unaudited Condensed Financial Statements included in this quarterly report for further information on recently issued accounting standards.

Financial operations review

Revenue

We primarily generate revenue through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and from federal research and development grant programs. In December 2019, Bionic Sight notified the Company that it had achieved IND Trigger. As a result of the IND Trigger achievement and in connection with the In-Kind Contribution payments made, the Company recognized revenue of $2.2 million, for the three and six months ended December 31, 2019, which is included within collaboration revenue in these Unaudited Condensed Statements of Operations. Thereafter no additional collaboration revenue related to the Collaboration Agreement with Bionic Sight will be recognized. In the future, we may generate revenue from a combination of: product sales, license fees, milestone payments, development services, research and development grants, and from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property.

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

From inception through December 31, 2019, we have incurred approximately $219.4 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications.

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

Provision for income taxes

Income tax expense for the three and six months ended December 31, 2019 was $21,000 and $42,000 compared to $19,000 and $38,000 for the three and six months ended December 31, 2018. The income tax expense for the three and six months ended December 31, 2019, was primarily driven by interest expense related to the Company’s uncertain tax position.

Results of Operations

Comparison of the three months ended December 31, 2019 to the three months ended December 31, 2018

Revenue

The following table summarizes our revenue for the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Increase	%Increase
	2019	2018	(Decrease)	(Decrease)
Collaboration revenue
Licenses and related services	$—	$4,362	$(4,362)	nm %
Development services	—	903	(903)	nm %
Non-cash consideration	2,197	—	2,197	nm %
Milestone revenue	100	630	(530)	(84)%

Total collaboration revenue	2,297	5,895	(3,598)	(61)%
Grant revenue	156	39	117	300%

Total revenue	$2,453	$5,934	$(3,481)	(59)%

Collaboration revenue for the three months ended December 31, 2018 was related to the Collaboration Agreement with Biogen, which was terminated effective March 8, 2019. As a result, the Company recognized in collaboration revenue the remaining deferred revenue balance as of the termination date. Thereafter, no additional collaboration revenue was recognized.

In December 2019, Bionic Sight attained IND Trigger and as a result, the Company recognized $2.2 million of non-cash consideration revenue in connection with in-kind contributions made since inception of the collaboration agreement with Bionic Sight.

Research and development expense

The following table summarizes our research and development expenses by product candidate or program for the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Increase	%Increase
	2019	2018	(Decrease)	(Decrease)
External research and development expenses
ACHM	$2,142	$955	$1,187	124%
XLRS	221	433	(212)	(49)%
XLRP	799	336	463	138%
Research and discovery programs	483	1,158	(675)	(58)%

Total external research and development expenses	3,645	2,882	763	26%

Internal research and development expenses
Employee-related costs	2,830	2,624	206	8%
Share-based compensation	312	541	(229)	(42)%
Other	1,588	1,536	52	3%

Total internal research and development expenses	4,730	4,701	29	1%

Total research and development expense	$8,375	$7,583	$792	10%

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

Research and development expenses for the three months ended December 31, 2019 were $8.4 million, compared to $7.6 million for the three months ended December 31, 2018, an increase of $0.8 million, or 10%. The increase was primarily due to increased external spending of $0.8 million. The increase in external spending was attributed to:

•	increased spending related to ACHM primarily associated with patient enrollment and new site activations: and

•	increased XLRP spending associated with patient enrollment.

These increases were partially offset by:

•	decreased XLRS spending due to completion of enrollment of the XLRS Phase 1/2 trial in April of 2018 and the decision to stop further development of our XLRS product candidate; and

•	decreased spending attributed to discovery spending associated with our pre-clinical ophthalmology programs.

The increase in internal spending was primarily due to hiring of additional employees to support clinical trial execution and research and development activities, partially offset by decreased share-based compensation as a result of lower fair value of awards granted in 2019.

General and administrative expense

The following table summarizes our general and administrative expenses for the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Increase	%Increase
	2019	2018	(Decrease)	(Decrease)
Employee-related costs	$1,342	$1,046	$296	28%
Share-based compensation	376	553	(177)	(32)%
Legal and professional fees	73	82	(9)	(11)%
Other	1,217	1,341	(124)	(9)%

Total general and administrative expense	$3,008	$3,022	$(14)	—%

General and administrative expense for the three months ended December 31, 2019 and 2018 was $3.0 million. For the three months ended December 31, 2019 employee-related cost increased by of $0.3 million primarily associated with new employee hires, partially offset by decreased share-based compensation of $0.2 million as result of lower fair value of awards granted in 2019 and decreased other general and administrative expenses incurred during normal business operations.

Comparison of the six months ended December 31, 2019 to the six months ended December 31, 2018

Revenue

The following table summarizes our revenue for the six months ended December 31, 2019 and 2018 (in thousands):

	Six Months Ended December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Collaboration revenue
Licenses and related services	$—	$8,981	$(8,981)	nm %
Development services	—	1,961	(1,961)	nm %
Non-cash consideration	2,197	—	2,197	nm %
Milestone revenue	100	8,978	(8,878)	(99)%

Total collaboration revenue	2,297	19,920	(17,623)	(88)%
Grant revenue	156	48	108	225%

Total revenue	$2,453	$19,968	$(17,515)	(88)%

Collaboration revenue for the six months ended December 31, 2018 was related to the Collaboration Agreement with Biogen, which was terminated effective March 8, 2019. As a result, the Company recognized in collaboration revenue the remaining deferred revenue balance as of the termination date. Thereafter, no additional collaboration revenue was recognized.

In December 2019, Bionic Sight attained IND Trigger and as a result, the Company recognized $2.2 million of non-cash consideration collaboration revenue in connection with in-kind contributions made since inception of the collaboration agreement with Bionic Sight.

Research and development expense

The following table summarizes our research and development expenses by product candidate or program for the six months ended December 31, 2019 and 2018 (in thousands):

	Six Months Ended December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
External research and development expenses
ACHM	$3,406	$1,997	$1,409	71%
XLRS	440	864	(424)	(49)%
XLRP	1,571	3,095	(1,524)	(49)%
Research and discovery programs	1,114	2,035	(921)	(45)%

Total external research and development expenses	6,531	7,991	(1,460)	(18)%

Internal research and development expenses
Employee-related costs	6,294	5,213	1,081	21%
Share-based compensation	675	1,025	(350)	(34)%
Other	3,517	3,419	97	3%

Total internal research and development expenses	10,486	9,657	829	9%

Total research and development expense	$17,017	$17,648	$(631)	(4)%

Research and development expenses for the six months ended December 31, 2019 were $17.0 million, compared to $17.6 million for the six months ended December 31, 2018, a decrease of $0.6 million, or 4%. This decrease was primarily attributable to:

•

$1.5 million of decreased external spending related to XLRP primarily due to decreased sublicense expenses associated with receiving a $10.0 million XLRP milestone payment from Biogen in September 2018;

•	$0.9 million of decreased research and discovery spending primarily due to decreased otology and pre-clinical opthamology activities;

•	$0.4 million of decreased external XLRS expenses primarily due to reaching full enrollment on Phase 1/2 clinical trial and the decision to stop further development of our XLRS product candidate; and

•	$0.3 million of decreased in internal spending costs primarily related due lower fair value of awards granted in 2019.

These decreases were partially offset by:

•	$1.4 million of increased external spending related to ACHM primarily due to increase in patient enrollment; and

•	$1.1 million of increased employee-related costs primarily associated with the hiring of new employees to support clinical trial execution and research and development activities.

General and administrative expense

The following table summarizes our general and administrative expenses for the six months ended December 31, 2019 and 2018 (in thousands):

	Six Months Ended December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Employee-related costs	$2,737	$2,323	$414	18%
Share-based compensation	824	1,250	(426)	(34)%
Legal and professional fees	233	241	(8)	(3)%
Other	2,562	2,421	141	6%

Total general and administrative expense	$6,356	$6,235	$121	2%

General and administrative expense for the six months ended December 31, 2019 increased by $0.1 million to $6.4 million compared to the same period in 2018. The increase was primarily driven by $0.4 million in higher employee-related costs and increased other general and administrative expenses of $0.1 million associated with normal business operations, partially offset by decreased share based compensation related to lower fair value of awards granted for the six months ended December 31, 2019 compared to the six month ended December 31, 2018.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of December 31, 2019, we had an accumulated deficit of $155.7 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

As of December 31, 2019, we had cash, cash equivalents, and investments totaling $62.6 million. In January 2020, we paid $4.0 million for additional equity interest in Bionic Sight, in connection with Bionic Sight’s achievement of IND Trigger in December 2019, for its optogenetic product. We believe that our existing cash, cash equivalents, and investments at December 31, 2019 will be sufficient to enable us to advance planned preclinical studies and clinical trials for our lead product candidates for a period exceeding one year from the date that these financial statements were filed with the SEC.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 12 months. As of December 31, 2019, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of US Treasury securities, none of which mature more than 12 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Net cash provided by (used in):
Operating activities	$(19,036)	$(8,976)	$(10,060)	(112)%
Investing activities	10,400	1,947	8,453	434%
Financing activities	9	(58)	67	116%

Net decrease in cash and cash equivalents:	$(8,627)	$(7,087)	$(1,540)	(22)%

Operating activities. For the six months ended December 31, 2019, net cash used in operating activities was primarily the result of research and development and general and administrative expenses incurred in conducting normal business operations, and the impact of changes in our working capital accounts. For the six months ended December 31, 2018, net used in operating activities was primarily the result of research and development and general and administrative expenses incurred in conducting normal business operations, partially offset by, cash received from the collaboration with Biogen, and the impact of changes in our working capital accounts.

Investing activities. Net cash provided by investing activities for the six months ended December 31, 2019 consisted primarily of cash proceeds of $40.5 million from the maturity of investments, net of investment repurchases of $29.4 million and the purchase of property and equipment of $0.4 million and intellectual property of $0.3 million. Net cash used in investing activities for the six months ended December 31, 2018 consisted primarily of cash proceeds of $46.6 million from the maturity of investments, net of investment repurchases of $44.5 million.

Financing activities. Net cash used in financing activities during the six months ended December 31, 2019 consisted primarily of proceeds from the exercise of common stock options, partially offset by payments toward finance lease obligation. Net cash used in financing activities during the six months ended December 31, 2018 consisted primarily of payments for deferred offering costs.

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

We believe that our existing cash and cash equivalents and investments as of December 31, 2019, will be sufficient to allow us to generate data from our ongoing clinical programs, to move our pre-clinical optogenetic program in collaboration with Bionic Sight into the clinic and to fund our currently planned research and discovery programs for a period exceeding one year from the date that these financial statements were filed with the SEC. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

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

b)	Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, we implemented certain internal controls in connection with our adoption of ASC 842. There were no other changes in our internal control over financial reporting during the first fiscal quarter of 2020 (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 5, 2020