Form 10-Q
period 2020-03-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2020-05-13
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2020 was 25,765,621.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

In thousands, except per share data	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$58,491	$26,703
Investments	26,026	55,292
Grants receivable	—	13
Prepaid and other current assets	2,942	2,276

Total current assets	87,459	84,284

Property and equipment, net	4,216	4,430
Intangible assets, net	1,176	1,013
Investment in Bionic Sight	8,115	1,945
Right-of-use assets – operating leases	3,503	—
Right-of-use asset – finance lease	91	—
Other assets	544	544

Total assets	$105,104	$92,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,013	$1,331
Accrued and other liabilities	9,434	8,024
Lease liabilities – operating	1,054	—
Lease liability – finance	47	—

Total current liabilities	13,548	9,355

Lease liabilities – operating, net of current portion	4,329	—
Lease liability – finance, net of current portion	51	—
Other liabilities	2,357	4,152

Total liabilities	20,285	13,507

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 150,000 shares authorized; 25,784 and 18,226 shares issued; 25,764 and 18,207 shares outstanding at March 31, 2020 and June 30, 2019, respectively	25	18
Additional paid-in capital	251,819	214,324
Shares held in treasury of 20 and 19 at March 31, 2020 and June 30, 2019, respectively	(88)	(85)
Accumulated deficit	(166,937)	(135,548)

Total stockholders’ equity	84,819	78,709

Total liabilities and stockholders’ equity	$105,104	$92,216

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands, except per share amounts	2020	2019	2020	2019
Revenue:
Collaboration revenue	$—	$21,207	$2,297	$41,128
Grant and other revenue	—	111	156	158

Total revenue	—	21,318	2,453	41,286

Operating expenses:
Research and development	8,308	7,203	25,325	24,851
General and administrative and other	3,134	3,110	9,490	9,345

Total operating expenses	11,442	10,313	34,815	34,196

Income (loss) from operations	(11,442)	11,005	(32,362)	7,090
Other income:
Investment income, net	281	512	1,063	1,504
Other income	4	—	—	—

Total other income, net	285	512	1,063	1,504

Income (loss) before provision for income taxes	(11,157)	11,517	(31,299)	8,594
Provision for income taxes	21	19	63	57

Income (loss) before equity in net losses of an affiliate	(11,178)	11,498	(31,362)	8,537
Equity in net losses of an affiliate	(11)	(9)	(27)	(29)

Net income (loss)	$(11,189)	$11,489	$(31,389)	$8,508

Weighted Average Shares Outstanding
Basic	22,272	18,166	19,558	18,149
Diluted	22,272	18,324	19,558	18,322

Net income (loss) per common share
Basic	$(0.50)	$0.63	$(1.60)	$0.47
Diluted	$(0.50)	$0.63	$(1.60)	$0.46

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
In thousands	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance, June 30, 2019	18,207	$18	19	$(85)	$214,324	$(135,548)	$78,709
Share-based compensation expense	—	—	—	—	810	—	810
Shares issued under employee plans	11	—	1	(3)	34	—	31
Net loss	—	—	—	—	—	(11,577)	(11,577)

Balance, September 30, 2019	18,218	18	20	(88)	215,168	(147,125)	67,973
Share-based compensation expense	—	—	—	—	689	—	689
Shares issued under employee plans	1	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,623)	(8,623)

Balance, December 31, 2019	18,219	18	20	(88)	215,857	(155,748)	60,039
Issuance of common stock, net of issuance costs	7,475	7	—	—	34,804	—	34,811
Share-based compensation expense	—	—	—	—	874	—	874
Shares issued under employee plans	70	—	—	—	284	—	284
Net loss	—	—	—	—	—	(11,189)	(11,189)

Balance, March 31, 2020	25,764	$25	20	$(88)	$251,819	$(166,937)	$84,819

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
In thousands	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance, June 30, 2018	18,126	$18	11	$(49)	$210,139	$(110,926)	$99,182
Cumulative impact of adopting Topic 606	—	—	—	—	—	(22,616)	(22,616)
Share-based compensation expense	—	—	—	—	1,181	—	1,181
Shares issued under employee plans	4	—	2	(8)	—	—	(8)
Net income	—	—	—	—	—	1,200	1,200

Balance, September 30, 2018	18,130	18	13	(57)	211,320	(132,342)	78,939
Share-based compensation expense	—	—	—	—	1,094	—	1,094
Shares issued under employee plans	34	—	2	(13)	136	—	123
Net loss	—	—	—	—	—	(4,181)	(4,181)

Balance, December 31, 2018	18,164	18	15	(70)	212,550	(136,523)	75,975
Share-based compensation expense	—	—	—	—	845	—	845
Shares issued under employee plans	4	—	2	(7)	—	—	(7)
Net income	—	—	—	—	—	11,489	11,489

Balance, March 31, 2019	18,168	$18	17	$(77)	$213,395	$(125,034)	$88,302

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
In thousands	2020	2019
Operating activities:
Net income (loss)	$(31,389)	$8,508
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	2,373	3,120
Depreciation and amortization	919	957
Recovery of bad debts	—	(258)
Investment discount accretion	(306)	(578)
Reduction in the carrying amount of operating lease right-of-use assets	222	—
Collaboration revenue from Bionic Sight	(2,197)	—
Equity in net losses of an affiliate	27	29
Changes in operating assets and liabilities:
Grants receivable	13	73
Prepaid and other assets	(660)	302
Deferred revenues	—	(28,393)
Accounts payable	1,603	505
Operating lease liabilities	(459)	—
Accrued and other liabilities	2,000	(185)

Net cash used in operating activities	(27,854)	(15,920)

Investing activities:
Purchases of property and equipment	(812)	(81)
Purchases of and capitalized costs related to intangible assets	(349)	(148)
Investment in Bionic Sight	(4,000)	—
Maturities of investments	63,500	71,619
Purchases of investments	(33,928)	(64,866)

Net cash provided by investing activities	24,411	6,524

Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	34,949	—
Proceeds from exercises of common stock options	318	136
Taxes paid related to equity awards	(3)	(28)
Deferred offering costs	—	(168)
Principal payments on finance/capital lease	(33)	(39)

Net cash provided by (used in) financing activities	35,231	(99)

Net increase (decrease) in cash and cash equivalents	31,788	(9,495)
Cash and cash equivalents, beginning of period	26,703	31,065

Cash and cash equivalents, end of period	$58,491	$21,570

Supplemental information:
Shares issued for no consideration	$3	$28

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Operations

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

On February 11, 2020, the Company closed an underwritten public offering of 6.5 million shares of its common stock at $5.00 per share, generating gross proceeds of $32.5 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. Additionally, the underwriters exercised their option to purchase an additional 975,000 shares of common stock to cover over-allotments, and such transaction closed on February 13, 2020 and generated additional gross proceeds of $4.9 million. Issuance costs totaling $138,000 were unpaid on March 31, 2020 and have been included in accounts payable on the Company’s Unaudited Condensed Balance Sheets as of such date.

In July 2015, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Biogen MA, Inc., a wholly owned subsidiary of Biogen Inc. (“Biogen”), pursuant to which the Company and Biogen collaborated to develop, seek regulatory approval for and commercialize gene therapy products to treat X-linked retinoschisis (“XLRS”), X-linked retinitis pigmentosa (“XLRP”), and discovery programs targeting three indications based on the Company’s adeno-associated virus vector technologies. The Collaboration Agreement became effective in August 2015. On December 7, 2018, the Company received notice from Biogen that it had elected to terminate the Collaboration Agreement, which became effective on March 8, 2019. The Collaboration Agreement and other transactions with Biogen are discussed further in Note 7 to the Company’s Unaudited Condensed Financial Statements.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and ability to transition to large-scale production of products. As of March 31, 2020, the Company had an accumulated deficit of $166.9 million. While the Company expects to continue to generate some revenue from partnering, the Company expects to incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, and collaborations. As of March 31, 2020, the Company had cash and cash equivalents and liquid investments of $84.5 million.

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

The Condensed Balance Sheet as of June 30, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Company’s Unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements included in the Company’s 2019 Annual Report on Form 10-K (the “June 30, 2019 Form 10-K”). Results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of an arrangement that includes variable consideration and at each reporting period, the Company evaluates the amount of potential payment and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected amount method to estimate the amount to be received based on which method better predicts the amount expected to be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price. The Company will assess its revenue generating arrangements in order to determine whether a significant financing component exists and conclude that a significant financing component does not exist in any of its arrangements if: (a) the promised consideration approximates the cash selling price of the promised goods and services or any significant difference is due to factors other than financing; and (b) timing of payment approximates the transfer of goods and services and performance is over a relatively short period of time within the context of the entire term of the contract.

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

Collaboration revenue

To date, the Company’s collaboration revenue has been generated from its collaboration arrangement with Biogen and Bionic Sight as further described in Note 7, “Collaboration Agreements.”

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act contains several significant provisions that affect corporations, including, among others, provisions addressing the use of net operating losses, interest deduction limitations and employer payroll tax payments. Management does not believe that the CARES Act will have a material impact on the Company; however, management will continue to monitor ongoing developments, new regulations and interpretive guidance regarding such legislation and evaluate any potential impact on the Company’s overall business and tax position.

For the three and nine months ended March 31, 2020, the Company’s tax expense included an increase in the uncertain tax position liability of $21,000 and $63,000, respectively, related to interest on the uncertain tax position, compared to $19,000 and $57,000, respectively, for the three and nine months ended March 31, 2019. The uncertain tax position liability as of March 31, 2020 and June 30, 2019 was $2,098,000 and $2,035,000, respectively.

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

Prepayments related to research and development activities were $1.8 million and $0.7 million at March 31, 2020 and June 30, 2019, respectively, and are included in prepaid and other current assets in the Company’s Unaudited Condensed Balance Sheets.

Share-based compensation

The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718, Compensation—Stock Compensation and generally recognizes share-based compensation expense on a straight-line basis over the periods during which the employees are required to provide service in exchange for the award. In addition, the Company issues stock options and restricted shares of common stock to non-employees in exchange for consulting services. As noted in the Company’s fiscal year 2019 Annual Report on Form 10-K, the Company historically accounted for these in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees (“ASC 505-50”). Under ASC 505-50, share-based awards to non-employees were subject to periodic fair value re-measurement over their vesting terms. As discussed below under “Adopted in the current period” section, in the first fiscal quarter of 2020 the Company adopted Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). As a result, the accounting for non-employee awards will be generally consistent with that of employee awards. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

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

Net income or loss per share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income or loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effects of common stock equivalents outstanding during the period, determined using the treasury-stock method. For purposes of the diluted net income or loss per share calculations, stock options, restricted stock awards and performance service awards are considered to be common stock equivalents if they are dilutive. The dilutive impact of common stock equivalents (i) for the three and nine months ended March 31, 2020 was approximately 0.4 million shares and 0.2 million shares, respectively, and (ii) for both the three and nine months ended March 31, 2019 was approximately 0.2 million shares. However, the dilutive impact of common stock equivalents was excluded from the calculations of diluted net loss per share for both the three and nine months ended March 31, 2020 because their effects were anti-dilutive. Therefore, for each of the three and nine months ended March 31, 2020, basic and diluted net loss per share were the same.

Comprehensive income or loss

Comprehensive income or loss consists of net income or loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. For all periods presented herein, the Company’s net income or loss is the same as its comprehensive income or loss.

New Accounting Pronouncements

Adopted during the nine months ended March 31, 2020

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which superseded FASB ASC Topic 840, Leases (“Topic 840”) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new accounting guidance requires the recognition of long-term lease assets and lease liabilities by lessees and sets forth new disclosure requirements for leases. The standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. An entity can transition to ASU 2016-02 using a modified retrospective approach at either the beginning of the earliest comparative period in the financial statements or at the beginning of the period of adoption. A lessee is also required to record a right-of-use asset and a lease liability regardless of lease classification. The FASB subsequently issued several ASUs amending the new standard. The Company adopted the new standard effective July 1, 2019 using the modified retrospective approach at the beginning of the period of adoption. As a result, prior periods are presented in accordance with the previous guidance in Topic 840.

ASU 2016-02 provides a number of optional practical expedients during transition. The Company elected a package of practical expedients that permits it to: (i) not reassess whether any expired or existing contracts are or contain leases; (ii) not reassess the lease classification for any expired or existing leases; and (iii) not reassess initial direct costs for any existing leases. The Company will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria in ASU 2016-02 that are substantially similar to the previous guidance in Topic 840. The adoption of ASU 2016-02 resulted in the recognition of right-of-use assets – operating leases and related lease liabilities of $3.7 million and $5.8 million, respectively, on the Company’s July 1, 2019 Unaudited Condensed Balance Sheet. There was no material impact from ASU 2016-02 on the Company’s Unaudited Condensed Statements of Operations for the three and nine months ended March 31, 2020. The Company made a policy election not to record a right-of-use asset or lease liability for leases with an expected duration of 12 months or less at inception; however, such leases are not material to the Company. For leases with terms greater than 12 months, the Company records a right-of-use asset and lease liability at the present value of the future lease payments. As the Company’s leases do not provide readily determinable implicit interest rates, the Company used incremental borrowing rates commensurate with the respective terms of the leases to discount future lease payments. The application of ASU 2016-02 required netting the unamortized balance of lease incentives and deferred lease obligations against the right-of-use asset on the date of adoption. The Company’s operating leases include rental escalation clauses that are factored into the determination of future lease payments when appropriate. The Company does not separate lease and nonlease components of its contracts when applying the provisions of ASU 2016-02. Refer to Note 3, Leases in these Notes to Unaudited Condensed Financial Statements for additional information about the Company’s leasing activities.

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

To be adopted in future periods

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected and separately measure an allowance for credit losses that is deducted from the amortized cost basis of the financial assets. This standard will be effective for the Company on July 1, 2023. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard includes several provisions which simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. This standard will be effective for the Company on July 1, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

Equity Securities, Investment – Equity Method and Joint Ventures, and Derivatives and Hedging

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new standard clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. This standard will be effective for the Company on July 1, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

Summary of all lease costs recognized under ASU 2016-02

The table below contains a summary of the lease costs recognized under ASU 2016-02 and other information pertaining to the Company’s operating and finance leases.

In thousands	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Lease Cost:
Finance lease cost
Amortization of right-of-use asset	$11	$34
Interest on lease liability	2	6
Operating lease cost	193	578
Variable lease cost	95	271

Total lease cost	$301	$889

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$2	$6
Operating cash flows used for operating leases	$278	$829
Financing cash flows used for finance lease	$11	$33
Other Information:
Weighted-average remaining lease term - operating leases (in years)		6.4
Weighted-average remaining lease term - financing lease (in years)		2.1
Weighted-average discount rate - operating leases		8.5%
Weighted-average discount rate - financing lease		6.9%

Amortization of the right-of-use asset - finance lease is included in general and administrative and other in the Company’s Unaudited Condensed Statements of Operations. Operating lease cost and variable lease cost are included as rent expense in general and administrative and other, and research and development in the Company’s Unaudited Condensed Statements of Operations.

As of March 31, 2020, future minimum commitments for the Company’s operating and financing leases for the years ending June 30 are summarized below.

In thousands
Operating lease liabilities:
2020 (excluding the nine months ended March 31, 2020)	$275
2021	1,108
2022	1,127
2023	1,146
2024 and thereafter	3,311
Imputed interest	(1,584)

Operating lease liabilities per the Unaudited Condensed Balance Sheet	$5,383

Finance lease liability:
2020 (excluding the nine months ended March 31, 2020)	$13
2021	53
2022	39
Imputed interest	(7)

Finance lease liability per the Unaudited Condensed Balance Sheet	$98

Based on the Company’s selected method of adoption for ASU 2016-02, the prior U.S. GAAP disclosures under ASC Topic 840 are required to be presented in the Company’s Unaudited Condensed Financial Statements during the year ending June 30, 2020. As such, below are the Company’s future annual minimum lease payments for the years ending June 30 under non-cancelable operating leases as of June 30, 2019.

In thousands
2020	$1,353
2021	1,376
2022	1,400
2023	1,425
2024	1,450
Thereafter	2,638

Total	$9,642

4.	Share-based Compensation Plans

The Company uses stock options, performance service awards, restricted stock awards and restricted stock units to provide long-term incentives to its employees, non-employee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance, the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan. No awards have been issued to date under the 2013 Employee Stock Purchase Plan and, as such, all of the 128,571 shares previously authorized under that plan remain available for issuance.

Information about the Company’s stock options that do not have performance conditions is provided below.

	Nine Months Ended March 31,
	2020		2019
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30,	3,585	$9.19	3,107	$10.93
Granted	1,108	3.18	1,126	4.53
Exercised	(81)	3.91	(29)	4.52
Forfeited	(339)	3.97	(302)	7.21
Expired	(324)	11.78	(200)	13.17

Outstanding at March 31,	3,949	$7.84	3,702	$9.22

Exercisable at March 31,	2,347		2,170

Weighted average fair value of options granted during the period	$2.04		$2.91

The fair value of each option granted is estimated on the date of grant using the Black-Scholes stock option pricing model. Below are the assumptions that were used when estimating fair value.

Assumption	Nine months ended March 31, 2020	Nine months ended March 31, 2019
Dividend yield	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.00 to 6.25 years
Risk-free interest rate	0.47% to 1.90%	2.27% to 3.11%
Expected volatility	71.20%	69.22%

In addition to the stock option activity described above, the Company also granted 100,000 performance-based stock options to a senior officer during the nine months ended March 31, 2020 with an exercise price of $3.91. That award: (i) was issued under the 2013 Equity and Incentive Plan; (ii) has a term of ten years; and (iii) includes six separate tranches with performance criteria that will each vest 25% upon their achievement, with the remaining 75% of the tranche vesting on a monthly basis over a period of three years subsequent to achieving the underlying performance objective (assuming continued service by the awardee). Each tranche represents one-sixth of the total award. If any of the performance criteria are not satisfied, that tranche will be forfeited. As of March 31, 2020, one of the six performance criteria has been met. The Company used the Black-Scholes stock option pricing model to estimate the grant date fair value of each option to be $2.58; however, determining the appropriate periodic share-based compensation expense for this award requires management to estimate the likelihood of the achievement of the performance targets.

During the nine months ended March 31, 2020, 175,500 restricted stock units, which included a market-based vesting condition related to the trading price of our common stock, were granted to certain of the Company’s employees under the 2013 Equity and Incentive Plan with a weighted average grant date fair value of $2.56. As of March 31, 2020, none of the restricted stock units had vested; however, the market condition embedded in the award has been met and 15,000 awards have been forfeited. Therefore, assuming continuing service by the grantees, 50% of the remaining outstanding restricted stock units will vest on each of August 15, 2020 and August 15, 2021. The fair value of each restricted stock unit awarded was estimated on the grant date using a Monte Carlo simulation pricing model, which incorporated the probability of satisfying the related market-based vesting condition.

Share-based compensation expense for the three and nine months ended March 31, 2020 was $0.9 million and $2.4 million, respectively, compared to $0.8 million and $3.1 million, respectively, for the three and nine months ended March 31, 2019.

5. Investments

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy, which primarily seeks to maintain adequate liquidity and preserve capital. As of both March 31, 2020 and June 30, 2019, the Company’s investments consisted entirely of held-to-maturity debt securities that were due in one year or less from the respective balance sheet dates.

The Company’s debt securities that are classified as held-to-maturity are summarized below.

In thousands	March 31, 2020	June 30, 2019
U.S. Treasury Securities:
Amortized cost	$26,026	$55,292
Gross unrealized gains	142	78
Gross unrealized losses	—	—

Fair Value	$26,168	$55,370

The Company continues to expect to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At the end of each reporting period, the Company evaluates securities for impairment, if and when, the fair value of an investment is less than its amortized cost. In the event the fair value of an investment is less than its amortized cost, the Company will evaluate the underlying credit quality and credit ratings of the issuers. The Company does not intend to sell its investments before recovery of their amortized cost bases which may be at maturity.

6.	Fair Value of Financial Instruments and Investments

Certain assets and liabilities are measured at fair value in the Company’s financial statements or have fair values disclosed in these Notes to Unaudited Condensed Financial Statements. Such assets and liabilities are classified into one of three levels of a hierarchy defined by U.S. GAAP. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The methods and assumptions described below were used to estimate fair values and determine the fair value hierarchy classification of each class of financial instrument held by the Company.

Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value as maturities are less than three months.

Debt securities—held-to-maturity. The Company’s investments in debt securities classified as held-to-maturity include U.S. Treasury Securities, which are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury Securities are valued using Level 1 inputs under the fair value hierarchy.

The fair value hierarchy table below provides information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis or disclosed at fair value in these Notes to Unaudited Condensed Financial Statements.

In thousands	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2020
Cash and cash equivalents	$58,491	$—	$—	$58,491
Held-to-maturity investments:
U.S. Treasury Securities	26,168	—	—	26,168

Total assets	$84,659	$—	$—	$84,659

June 30, 2019
Cash and cash equivalents	$26,703	$—	$—	$26,703
Held-to-maturity investments:
U.S. Treasury Securities	55,370	—	—	55,370

Total assets	$82,073	$—	$—	$82,073

7.	Collaboration Agreements

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

The Company concluded that the option to receive (i) commercial licenses for the Discovery Programs that achieve clinical candidate designation, as defined in the Collaboration Agreement and (ii) manufacturing licenses for up to six genes pursuant to the Manufacturing Agreement represent customer options that were not material rights as the exercise price for such options reflects the estimated standalone selling price for such option. As such, the Company accounted for such option if and when the options were exercised.

As of the date of the initial application of Topic 606, the total transaction price for the Biogen Agreement was $112.3 million, which included a $5.0 million milestone payment for initiation of dosing of XLRS and a $2.5 million milestone payment for initiation of dosing of XLRP. The Company used the most-likely method to determine the amount of variable consideration in the Biogen Agreement. The Company believes that any estimated amount of variable consideration related to clinical and regulatory milestone payments should be fully constrained as the achievement of such milestones was highly susceptible to factors outside of the Company’s control. The Company determined that the commercial milestones and sales-based royalties would be recognized when the related sales occurred as they were deemed to relate predominately to the license granted and therefore were also excluded from the transaction price.

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

The Company’s revenue related to the Biogen Agreement for the three and nine months ended March 31, 2019 was comprised of the following:

In thousands	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
Collaboration revenue:
Licenses and related services	$18,019	$27,000
Development services	775	2,736
Milestone revenue	2,413	11,392

Total collaboration revenue	$21,207	$41,128

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

Bionic Sight

On February 2, 2017, the Company entered into a strategic research and development collaboration agreement with Bionic Sight, LLC (“Bionic Sight”) to develop therapies for patients with visual deficits and blindness due to retinal disease. Through the AGTC-Bionic Sight collaboration, the companies seek to develop a new optogenetic therapy that leverages AGTC’s deep experience in gene therapy and ophthalmology and Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding. The collaboration agreement grants to AGTC, subject to achievement by Bionic Sight of certain development milestones, an option to exclusively negotiate for a limited period of time to acquire (i) a majority equity interest in Bionic Sight, (ii) the Bionic Sight assets to which the collaboration agreement relates, or (iii) an exclusive license with respect to the product to which the collaboration agreement relates.

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represented an equity interest of approximately 5% in Bionic Sight. In addition to the initial investment, AGTC contributed ongoing research and development support costs through additional payments and other in-kind contributions (the “AGTC Ongoing R&D Support”). The AGTC Ongoing R&D Support payments and in-kind contributions were made over time and continued until December 2019, the month Bionic Sight received both IND clearance from the FDA and receipt of written approval from an internal review board to conduct clinical trials from at least one clinical site for that product candidate (the “IND Trigger”). Prior to the achievement of the IND Trigger, the Company had incurred approximately $2.2 million of research and development support costs and in-kind contributions, which were reported as research and development expense in the Company’s financial statements.

Upon achievement of the IND Trigger, AGTC was (i) entitled to receive additional equity in Bionic Sight, based on the valuation in place at the beginning of the agreement, for the AGTC Ongoing R&D Support payments and in-kind contributions, and (ii) was obligated to purchase additional equity in Bionic Sight for $4.0 million and receive its equity interests based on certain pre-determined valuation criteria. The Company made the $4.0 million payment to Bionic Sight in January 2020. Thereafter, AGTC is not obligated to purchase additional equity in Bionic Sight or make any additional in-kind contributions under the agreement.

The Company received the additional shares in Bionic Sight related to its $4.0 million investment and the conversion of the $2.2 million of in-kind contributions into equity in March 2020 upon the execution of a subscription agreement between the parties. The Company’s equity interest in Bionic Sight increased to approximately 15.5% upon the issuance of the additional shares.

The Company concluded that the AGTC Ongoing R&D Support was within the scope of Topic 606 because the services rendered represent a distinct service delivered to a counterparty that meets the definition of a customer. The Company further concluded that those services represented one combined performance obligation. Because the consideration that the Company was entitled to was contingent upon achievement of the IND Trigger, that consideration was determined to be variable and the amount was fully constrained until achievement of the IND Trigger. As a result of achieving the IND Trigger in December 2019, the Company recognized $2.2 million of collaboration revenue during the nine months ended March 31, 2020. With regard to the obligation to purchase additional equity in Bionic Sight for $4.0 million, the Company concluded at contract inception that such option represented a forward contract to be accounted for within the scope of ASC 321, Investments—Equity Securities. The Company assessed the fair value of this forward contract at the inception of the Bionic Sight agreement and determined the value to be de minimis. As the forward contract did not have a readily determinable fair value, the Company elected to use a measurement alternative for all subsequent measurements of the financial instrument. Under such measurement alternative, the forward contract was remeasured at fair value when observable transactions involving the underlying equity securities or impairment of those securities occurred. As noted above, the Company made a supplemental investment of $4.0 million in Bionic Sight and the underlying equity interests were delivered in March 2020, resulting in the settlement of the forward contract at that time. From the inception of the Bionic Sight arrangement and through the settlement date in March 2020, no observable transactions or impairment involving the underlying equity securities had occurred.

The Company recorded its initial $2.0 million investment in Bionic Sight using the equity method of accounting for investments, which is recorded as its own line item in the Company’s Unaudited Condensed Balance Sheets. Upon the issuance of the additional shares in March 2020, the Company concluded that equity method accounting was still appropriate for the Company’s investment in Bionic Sight. Given that the conversion price used to calculate the number of additional shares that the Company was to receive was based on contractually fixed valuation amounts, the Company assessed whether there was a difference between the cost of the investment and the underlying equity in the net assets of Bionic Sight. The Company concluded that any such difference was not material to the Company’s financial statements and, therefore, recorded its additional investment in Bionic Sight at $6.2 million in its Unaudited Condensed Balance Sheet as of March 31, 2020.    For the three and nine months ended March 31, 2020, the Company recorded equity in net losses of an affiliate of $11,000 and $27,000, respectively, in its Unaudited Statements of Operations to reflect its equity interest in the net losses of Bionic Sight.

Otonomy, Inc.

In October 2019, the Company entered into a strategic collaboration agreement with Otonomy, Inc. to co-develop and co-commercialize an AAV-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene (GJB2) – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately 30% of all genetic hearing loss cases. Patients with this mutation can have severe-to-profound deafness in both ears that is identified in screening tests routinely performed in newborns. Under the collaboration agreement, the parties will equally share the program costs and proceeds beginning in January 2020 and can include additional genetic hearing loss targets in the future.

The Company has concluded that the Otonomy collaboration agreement is within the scope of ASC 808, which defines collaborative arrangements and addresses the presentation of the transactions between the two parties in the income statement and related disclosures. However, ASC 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company has concluded that ASC 730, Research and Development, should be applied by analogy to payments made between the parties during the development activities. As such, payments made to or received from Otonomy for development activities in a given quarter will be recorded as research and development expenses. For both the three and nine months ended March 31, 2020, settlement activity between the parties under the Otonomy agreement had an immaterial effect on the Company’s research and development expenses.

8.	Subsequent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. National, state and local governments in affected regions have implemented, and may continue to implement, safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work.

The worldwide spread of the COVID-19 outbreak is expected to result in a global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. The extent to which the COVID-19 outbreak may impact the Company’s financial condition or results of operations is uncertain and, as of the date of these financial statements, management is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities. However, future events are subject to change and management’s best estimates and judgments may require future adjustments. Therefore, actual results could differ materially from current estimates. Management is closely monitoring the evolving impact of the pandemic on all aspects of the Company’s business and periodically evaluates its estimates and they are adjusted prospectively based on such periodic evaluation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of March 31, 2020, and results of operations for the three and nine months ended March 31, 2020 and 2019. This discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and accompanying notes, as well as our Annual Report on Form 10-K for the year ended June 30, 2019, as amended (the “June 2019 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below under the heading “Risk Factors” in Part II, Item 1A, and elsewhere in this report, as well as those set forth in Part I, Item 1A, “Risk Factors” of the June 2019 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinitis pigmentosa (“XLRP”) and achromatopsia (“ACHM”) and preclinical programs in optogenetics, Stargardt disease, and age-related macular degeneration (“AMD”). In addition to ophthalmology, we have initiated one preclinical program in otology and three preclinical programs targeting central nervous system disorders (“CNS”), including adrenoleukodystrophy (“ALD”), frontotemporal dementia (“FTD”) and amyotrophic lateral sclerosis (“ALS”). Our optogenetics program is being developed in collaboration with Bionic Sight and our otology program is being developed in collaboration with Otonomy. With a number of important clinical milestones on the horizon, we believe we are well positioned to advance multiple programs towards pivotal studies. In addition to our product pipeline, we have also developed broad technological capabilities through our collaborations with Synpromics Limited (“Synpromics”) and the University of Florida, which provide us with expertise in vector design and manufacturing as well as synthetic promoter development and optimization.

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

We have incurred losses from operations in each year since inception, except for fiscal year 2017, in which we reported net income of $0.4 million due in part to the amortization associated with our collaboration agreement with Biogen. For the nine months ended March 31, 2020 and 2019, we reported a net loss of $31.4 million and net income of $8.5 million, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities, as we:

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

As of March 31, 2020, we had cash and cash equivalents and investments totaling $84.5 million. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments as of March 31, 2020, will be sufficient to allow us to generate data from our ongoing clinical programs, initiate a pivotal trial on XLRP and to fund currently planned research and discovery programs into the second half of 2021. In order to complete the XLRP pivotal trial, obtain regulatory approval for our lead product candidates and build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Developments

In September of 2019, we released positive interim six-month data from our ongoing Phase 1/2 clinical program in XLRP for an initial set of patients dosed peripherally. The data showed that for nine patients dosed peripherally in dose groups 1-3 that their visual sensitivity as measured by perimetry was stable over the six months of follow-up especially for the high dose group patients. We also released three-month data on eight patients dosed centrally showing improved retinal sensitivity.

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

In both data releases, the Company reported that the study drug was safe and well-tolerated. As of March 31, 2020, we have dosed 28 patients and have not observed dose limiting toxicity. We will continue to monitor patients for safety and efficacy and will release additional data on two new higher dose groups – as well as 12-month data on the first four dose groups – in the second half of 2020.

We plan to hold an end of Phase 2 meeting with the FDA in the second quarter of 2020 at which time we hope to reach final agreement with the FDA on pivotal trial design. If successful, this would position us to potentially initiate that XLRP pivotal trial in the second half of 2020.

On January 23, 2020, we announced encouraging interim six-month data from the dose-escalation cohorts of our ongoing Phase 1/2 clinical programs in patients with achromatopsia due to mutation in the CNGB3 or CNGA3 genes. The studies’ primary endpoint is safety, with various secondary efficacy endpoints, including light discomfort. The study agent was found to have a favorable safety profile, with no serious study drug-related adverse events. On the secondary efficacy endpoints, we saw preliminary signs of biologic activity based on light discomfort testing at Month 3. Light discomfort is a clinically relevant symptom for these patients. On the additional secondary efficacy endpoints, we did not see consistent improvements, but we will continue to monitor these patients over time at higher doses and in younger patient groups. As of March 31, 2020, we have dosed 15 adult patients and three pediatric patients in the ACHMA3 trial; adult enrollment is now complete and six more pediatric patients will be enrolled. As of March 31, 2020, we have dosed 22 adult patients and three pediatric patients in the ACHMB3 trial; adult enrollment is now complete and six more pediatric patients will be enrolled. The Data and Safety Monitoring Committee has reviewed all safety data to date and cleared the Company to complete the pediatric enrollment in both trials.

On February 11, 2020, the Company closed an underwritten public offering of 6.5 million shares of its common stock at $5.00 per share, generating gross proceeds of $32.5 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. Additionally, the underwriters exercised their option to purchase an additional 975,000 shares of common stock to cover over-allotments, and such transaction closed on February 13, 2020 and generated additional gross proceeds of $4.9 million.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. Moreover, we may need to change the assumptions underlying our estimates due to risks and uncertainties related to the COVID-19 pandemic or otherwise and those changes could have a material adverse effect on our statements of operations, liquidity and financial condition.

During the nine months ended March 31, 2020, there were no significant changes to our critical accounting policies and estimates, other than the change described in the next paragraph. For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the June 2019 Form 10-K.

The Company adopted ASU 2016-02 on July 1, 2019. See Note 2 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a description of our lease accounting policies and the effects of adopting ASU 2016-02.

New Accounting Pronouncements

Refer to Note 2 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information about recently issued accounting standards.

Financial Operations Review

Revenue

We primarily generate revenue through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and from federal research and development grant programs. In December 2019, Bionic Sight notified the Company that it had achieved the IND Trigger under its collaboration agreement with the Company. As a result of the IND Trigger achievement and in connection with the In-Kind Contribution payments previously made by the Company, $2.2 million of revenue was recognized during the nine months ended March 31, 2020, which is included in collaboration revenue in the Company’s Unaudited Condensed Statements of Operations. Thereafter, no additional collaboration revenue related to the collaboration agreement with Bionic Sight will be recognized. In the future, we may generate revenue from a combination of: product sales, license fees, milestone payments, development services, research and development grants, and from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in or execution of any of our clinical trials, which could be adversely impacted by the COVID-19 pandemic, we could be required to expend significant additional financial resources and time on the completion of clinical development.

From inception through March 31, 2020, we have incurred approximately $227.7 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications.

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

Other income (expense), net

Other income and expense primarily consists of interest earned on cash and cash equivalents and our held-to-maturity investments.

Provision for income taxes

Income tax expense for the three and nine months ended March 31, 2020 was $21,000 and $63,000, respectively, compared to $19,000 and $57,000 for the three and nine months ended March 31, 2019, respectively. The income tax expense for the three and nine months ended March 31, 2020 was primarily driven by interest expense related to the Company’s uncertain tax position.

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

Revenue

The following table summarizes our revenue for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)	%Increase (Decrease)
	2020	2019
Collaboration revenue
Licenses and related services	$—	$18,019	$(18,019)	nm%
Development services	—	775	(775)	nm%
Milestone revenue	—	2,413	(2,413)	nm%

Total collaboration revenue	—	21,207	(21,207)	nm%
Grant revenue	—	111	(111)	nm%

Total revenue	$—	$21,318	$(21,318)	nm%

Collaboration revenue for the three months ended March 31, 2019 related to the Collaboration Agreement with Biogen, which was terminated effective March 8, 2019. As a result, the Company recognized in collaboration revenue the remaining deferred revenue balance as of the termination date. Thereafter, no additional collaboration revenue was recognized.

Research and development expense

The following table summarizes our research and development expenses by product candidate or program for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2020	2019
External research and development expenses
ACHM	$1,622	$1,312	$310	24%
XLRS	224	104	120	>100%
XLRP	1,075	736	339	46%
Research and discovery programs	438	505	(67)	(13)%

Total external research and development expenses	3,359	2,657	702	26%

Internal research and development expenses
Employee-related costs	3,007	2,724	283	10%
Share-based compensation	508	418	90	22%
Other	1,434	1,404	30	2%

Total internal research and development expenses	4,949	4,546	403	9%

Total research and development expense	$8,308	$7,203	$1,105	15%

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

Research and development expenses for the three months ended March 31, 2020 were $8.3 million, compared to $7.2 million for the three months ended March 31, 2019, an increase of $1.1 million, or 15%. The increase was primarily due to increased ACHM external spending primarily associated with patient enrollment and new site activations, increased XLRP external spending primarily associated with patient enrollment and initiation of potential pivot trial activities, and increased internal spending primarily due to the hiring of additional employees to support clinical trial execution and research and development activities.

General and administrative expense

The following table summarizes our general and administrative expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2020	2019
Employee-related costs	$1,405	$1,312	$93	7%
Share-based compensation	367	427	(60)	(14)%
Legal and professional fees	97	201	(104)	(52)%
Other	1,265	1,170	95	8%

Total general and administrative expense	$3,134	$3,110	$24	1%

General and administrative expense was $3.1 million for both the three months ended March 31, 2020 and 2019. The increase in employee-related costs during the three months ended March 31, 2020 compared to 2019 was primarily associated with new employee hires. The decrease in share-based compensation expense was primarily due to lower fair values of awards that were granted more recently. The decrease in legal and professional fees and the increase in other general administrative expenses during the three months ended March 31, 2020 compared 2019 was primarily due to the timing of expenses and normal business operations.

Comparison of the nine months ended March 31, 2020 to the nine months ended March 31, 2019

Revenue

The following table summarizes our revenue for the nine months ended March 31, 2020 and 2019 (in thousands):

	Nine Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2020	2019
Collaboration revenue
Licenses and related services	$—	$27,000	$(27,000)	nm%
Development services	—	2,736	(2,736)	nm%
Non-cash consideration	2,197	—	2,197	nm%
Milestone revenue	100	11,392	(11,292)	(99)%

Total collaboration revenue	2,297	41,128	(38,831)	(94)%
Grant revenue	156	158	(2)	—%

Total revenue	$2,453	$41,286	$(38,833)	(94)%

Collaboration revenue for the nine months ended March 31, 2019 related to the Collaboration Agreement with Biogen, which was terminated effective March 8, 2019. As a result, the Company recognized in collaboration revenue the remaining deferred revenue balance as of the termination date. Thereafter, no additional collaboration revenue was recognized. Milestone revenue during the nine months ended March 31, 2019 was primarily attributable to (i) $8.3 million of revenue related to the receipt of a $10.0 million milestone payment from Biogen during the first quarter of fiscal year 2019 and (ii) $2.4 million of revenue resulting from the termination of the Collaboration Agreement with Biogen.

In December 2019, Bionic Sight attained the IND Trigger under its collaboration agreement with the Company and, as a result, the Company recognized $2.2 million of non-cash consideration collaboration revenue in connection with in-kind contributions made since inception of the collaboration agreement with Bionic Sight.

Research and development expense

The following table summarizes our research and development expenses by product candidate or program for the nine months ended March 31, 2020 and 2019 (in thousands):

	Nine Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2020	2019
External research and development expenses
ACHM	$5,028	$3,309	$1,719	52%
XLRS	664	968	(304)	(31)%
XLRP	2,646	3,831	(1,185)	(31)%
Research and discovery programs	1,552	2,540	(988)	(39)%

Total external research and development expenses	9,890	10,648	(758)	(7)%

Internal research and development expenses
Employee-related costs	9,301	7,937	1,364	17%
Share-based compensation	1,183	1,443	(260)	(18)%
Other	4,951	4,823	128	3%

Total internal research and development expenses	15,435	14,203	1,232	9%

Total research and development expense	$25,325	$24,851	$474	2%

Research and development expenses for the nine months ended March 31, 2020 were $25.3 million, compared to $24.9 million for the nine months ended March 31, 2019, an increase of $0.5 million, or 2%. This increase was primarily attributable to:

•	$1.7 million of increased external spending related to ACHM primarily due to increase in patient enrollment and new site activations; and

•	$1.4 million of increased employee-related costs primarily associated with the hiring of new employees to support clinical trial execution and research and development activities.

These increases were partially offset by:

•

$1.2 million of decreased external spending related to XLRP primarily due to decreased sublicense expenses associated with receiving a $10.0 million XLRP milestone payment from Biogen in September 2018;

•	$1.0 million of decreased external research and discovery spending primarily due to decreased otology and pre-clinical ophthalmology activities;

•

$0.3 million of decreased internal share-based compensation expenses primarily due to lower fair value of awards granted during the nine months ended March 31, 2020 compared to the same period in the prior year; and

•	$0.3 million of decreased external XLRS expenses primarily due to reaching full enrollment on Phase 1/2 clinical trial and the decision to stop further development of our XLRS product candidate.

General and administrative expense

The following table summarizes our general and administrative expenses for the nine months ended March 31, 2020 and 2019 (in thousands):

	Nine Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2020	2019
Employee-related costs	$4,142	$3,635	$507	14%
Share-based compensation	1,191	1,677	(486)	(29)%
Legal and professional fees	330	442	(112)	(25)%
Other	3,827	3,591	236	7%

Total general and administrative expense	$9,490	$9,345	$145	2%

General and administrative expense for the nine months ended March 31, 2020 and 2019 was $9.5 million and $9.3 million. The increase was primarily driven by $0.5 million in higher employee-related costs and increased other general and administrative expenses of $0.2 million associated with normal business operations, partially offset by decreased share-based compensation related to lower fair value of awards granted for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, and decreased legal and professional fees.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 1999, and as of March 31, 2020, we had an accumulated deficit of $166.9 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

The Company is closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact its projected cash position and access to capital. The Company will continue to assess its cash position and, if circumstances warrant, make appropriate adjustments to its operating plan.

As of March 31, 2020, we had cash, cash equivalents, and investments totaling $84.5 million. We believe that our existing cash, cash equivalents, and investments at March 31, 2020 will be sufficient to allow us to generate data from our ongoing clinical programs, initiate a pivotal trial on XLRP and to fund currently planned research and discovery programs into the second half of 2021.

Cash in excess of immediate requirements is invested in accordance with our investment policy which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within 12 months. As of March 31, 2020, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of U.S. Treasury securities, none of which mature more than 12 months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2020	2019
Net cash provided by (used in):
Operating activities	$(27,854)	$(15,920)	$(11,934)	(75)%
Investing activities	24,411	6,524	17,887	>100%
Financing activities	35,231	(99)	35,330	>100%

Net increase (decrease) in cash and cash equivalents	$31,788	$(9,495)	$41,283	>100%

Operating activities. For the nine months ended March 31, 2020, net cash used in operating activities was primarily the result of research and development and general and administrative expenses incurred in conducting normal business operations, and the impact of changes in our working capital accounts. For the nine months ended March 31, 2019, net cash used in operating activities was primarily the result of research and development and general and administrative expenses incurred in conducting normal business operations, partially offset by, cash received from the collaboration with Biogen, and the impact of changes in our working capital accounts.

Investing activities. Net cash provided by investing activities for the nine months ended March 31, 2020 consisted primarily of cash proceeds of $63.5 million from the maturity of investments, net of investment purchases of $33.9 million, partially offset by an additional equity investment in Bionic Sight of $4.0 million, the purchase of property and equipment of $0.8 million and intellectual property costs of $0.3 million. Net cash used in investing activities for the nine months ended March 31, 2019 consisted primarily of cash proceeds of $71.6 million from the maturity of investments, net of investment repurchases of $64.9 million.

Financing activities. Net cash provided by financing activities during the nine months ended March 31, 2020 primarily consisted of proceeds from the issuance of common stock, net of issuance costs, of $34.9 million and proceeds from the exercise of common stock options, partially offset by principal payments on a finance lease and taxes paid related to equity awards. Net cash used in financing activities during the nine months ended March 31, 2019 primarily consisted of payments for deferred offering costs, partially offset by proceeds from the exercise of common stock options.

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

We believe that our existing cash and cash equivalents and investments as of March 31, 2020 will be sufficient to allow us to generate data from our ongoing clinical programs, initiate a pivotal trial on XLRP and to fund currently planned research and discovery programs into the second half of 2021. In order to finish the XLRP pivotal trial, complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) identified in connection with the evaluation of our internal control performed during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission on September 26, 2019, as amended. Except as noted below, there have been no material changes to these risk factors during the quarter ended March 31, 2020.

The recent outbreak of COVID-19 could materially and adversely affect our ability to conduct clinical trials and engage with our third-party vendors and thereby have a material adverse effect on our financial results.

We currently plan to hold an end of Phase 2 meeting with the FDA in the second quarter of 2020 at which time we hope to reach final agreement with the FDA on pivotal trial design for our XLRP product candidate. If successful, this would position us to potentially initiate that XLRP pivotal trial in the second half of 2020. The FDA has indicated that the staff of the Center for Biologics Evaluation and Research continue to operate according to historical timelines despite the allocation of substantial resources to address the COVID-19 pandemic. The FDA has noted, however, that its current levels of performance may be impacted by the workload created by COVID-19 activities. It is possible that COVID-19 activities could be prioritized in the future, which could delay our planned end of Phase 2 meeting and/or our ability to reach a final agreement with the FDA on the XLRP pivotal trial design. Any decision by the FDA to delay meeting with us in light of COVID-19 could have a material adverse effect on our scheduled clinical trials, which could increase our operating expenses and have a material adverse effect on our financial results.

In addition, we could experience delays in critical follow-up visits required under clinical trial protocols, which could increase the cost of those trials and also impact their expected timelines. Our ability to fully interpret the trial outcomes and the ability of certain lab-based employees’ ability to perform their jobs due to stay-at-home orders or other restrictions related to COVID-19 could also result in delays and increase our operating expenses. We are exploring alternative methods of data acquisition, such as collecting data via mobile vision centers and using telehealth options, in an effort to maintain existing timelines for our programs. These or other methods to respond to the impact of COVID-19 may, however, increase our operating costs.

Furthermore, third-party vendors, such as raw material suppliers and contracted manufacturing, testing or research organizations, could also be impacted by COVID-19, which could result in unavoidable delays and/or increases in our operating costs.

The extent to which COVID-19 may impact our clinical trials and our dealings with vendors will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat those who have contracted COVID-19.

Our ability to raise capital may be materially adversely impacted by the COVID-19 pandemic.

We have funded our operations and capital spending, in part, through proceeds from the sale of our capital stock and collaboration agreements. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital from the offering of equity or debt securities. In addition, the safety measures that have been implemented, and may continue to be implemented, by national, state and local governments, including quarantines, border closures, travel restrictions, shelter-in-place orders and shutdowns, are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide that could negatively impact our ability to secure funding through collaborations, strategic alliances and licensing arrangements.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

10.1*#	Restricted Stock Agreement related to restricted stock award to Matthew Feinsod under the Company’s 2013 Equity and Incentive Plan dated March 25, 2020

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Applied Genetic Technologies Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Applied Genetic Technologies Corporation

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Applied Genetic Technologies Corporation

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ William A. Sullivan
William A. Sullivan, Chief Financial Officer

Date: May 13, 2020