Form 10-Q
period 2020-09-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2020-11-16
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock outstanding as of November 11, 2020 was 25,889,625.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

In thousands, except per share data	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$31,570	$38,463
Investments	34,987	41,995
Prepaid and other current assets	1,984	2,506

Total current assets	68,541	82,964
Property and equipment, net	4,314	4,311
Intangible assets, net	1,136	1,098
Investment in Bionic Sight, LLC	8,067	8,096
Right-of-use assets – operating leases	3,337	3,422
Right-of-use asset – finance lease	69	80
Other assets	151	348

Total assets	$85,615	$100,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,654	$1,355
Accrued and other liabilities	10,246	10,502
Lease liabilities – operating	1,063	1,058
Lease liability – finance	49	48

Total current liabilities	13,012	12,963
Lease liabilities – operating, net of current portion	3,898	4,070
Lease liability – finance, net of current portion	26	38
Long-term debt, net of debt discounts and deferred financing fees	9,759	9,677
Other liabilities	2,718	2,555

Total liabilities	29,413	29,303

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 150,000 shares authorized; 25,901 and 25,813 shares issued; 25,860 and 25,793 shares outstanding at September 30, 2020 and June 30, 2020, respectively	25	25
Additional paid-in capital	253,208	252,519
Treasury stock at cost; 41 and 20 shares at September 30, 2020 and June 30, 2020, respectively	(211)	(88)
Accumulated deficit	(196,820)	(181,440)

Total stockholders’ equity	56,202	71,016

Total liabilities and stockholders’ equity	$85,615	$100,319

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
In thousands, except per share data	2020	2019
Revenue:
Collaboration revenue	$—	$—
Grant revenue	—	—

Total revenue	—	—

Operating expenses:
Research and development	11,626	8,642
General and administrative and other	3,436	3,348

Total operating expenses	15,062	11,990

Loss from operations	(15,062)	(11,990)

Other income (expense), net:
Investment income, net	64	446
Interest expense	(332)	(2)

Total other income (expense), net	(268)	444

Loss before provision for income taxes	(15,330)	(11,546)
Provision for income taxes	21	21

Loss before equity in net losses of an affiliate	(15,351)	(11,567)
Equity in net losses of an affiliate	(29)	(10)

Net loss	$(15,380)	$(11,577)

Weighted average shares outstanding:
Basic	25,818	18,212
Diluted	25,818	18,212
Net loss per common share:
Basic	$(0.60)	$(0.64)
Diluted	$(0.60)	$(0.64)

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at June 30, 2020	25,793	$25	20	$(88)	$252,519	$(181,440)	$71,016
Share-based compensation expense	—	—	—	—	646	—	646
Shares issued under employee plans	67	—	21	(123)	43	—	(80)
Net loss	—	—	—	—	—	(15,380)	(15,380)

Balances at September 30, 2020	25,860	$25	41	$(211)	$253,208	$(196,820)	$56,202

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at June 30, 2019	18,207	$18	19	$(85)	$214,324	$(135,548)	$78,709
Share-based compensation expense	—	—	—	—	810	—	810
Shares issued under employee plans	11	—	1	(3)	34	—	31
Net loss	—	—	—	—	—	(11,577)	(11,577)

Balances at September 30, 2019	18,218	$18	20	$(88)	$215,168	$(147,125)	$67,973

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
In thousands	2020	2019
Operating activities:
Net loss	$(15,380)	$(11,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	646	810
Depreciation and amortization	381	322
Investment premium (discount) accretion, net	4	(173)
Amortization of debt discounts and deferred financing fees	82	—
Reduction in the carrying amount of operating lease right-of-use assets	85	71
Equity in net losses of an affiliate	29	10
Changes in operating assets and liabilities:
Prepaid and other assets	719	228
Deferred revenue	—	149
Accounts payable	262	66
Operating lease liabilities	(167)	(149)
Accrued and other liabilities	422	(472)

Cash used in operating activities	(12,917)	(10,715)

Investing activities:
Purchases of property and equipment	(654)	(244)
Purchases of and capitalized costs related to intangible assets	(106)	(118)
Maturities of investments	16,000	17,500
Purchases of investments	(8,996)	(16,874)

Cash provided by investing activities	6,244	264

Financing activities:
Proceeds from exercises of common stock options	43	34
Payments for deferred financing fees	(129)	—
Taxes paid related to equity awards	(123)	(3)
Principal payments on finance lease	(11)	(11)

Cash provided by (used in) financing activities	(220)	20

Net decrease in cash and cash equivalents	(6,893)	(10,431)
Cash and cash equivalents, beginning of the period	38,463	26,703

Cash and cash equivalents, end of the period	$31,570	$16,272

Supplemental information:
Costs for intangible assets included in accounts payable/accrued and other liabilities	$37	$32

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On February 11, 2020, the Company closed an underwritten public offering of 6.5 million shares of its common stock at $5.00 per share, generating gross proceeds of $32.5 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. Additionally, the underwriters exercised their option to purchase an additional 975,000 shares of common stock to cover over-allotments. Such transaction closed on February 13, 2020 and generated additional gross proceeds of $4.9 million.

On June 30, 2020, the Company entered into a loan agreement for a term loan in the aggregate principal amount of up to $25.0 million. On that date, the Company received net loan proceeds of $9.9 million, before consideration of any related debt financing fees. The loan agreement is further discussed at Note 6 in these Notes to Unaudited Condensed Financial Statements.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research payments and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and the ability to transition to large-scale production of products.

As of September 30, 2020, the Company had (i) an accumulated deficit of $196.8 million and (ii) cash and cash equivalents and liquid investments of $66.6 million. Management believes that there is sufficient funding on hand to allow the Company to generate data from its ongoing clinical programs, initiate and advance its clinical trials and fund currently planned research and discovery programs for a period exceeding one year from the date of this filing with the Securities and Exchange Commission. While the Company expects to continue to generate some revenue from partnering, management believes that the Company will incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock, private placements of its preferred stock, collateralized borrowing and collaborations.

The Company’s future liquidity needs will be determined based on the success of its operations relative to the progression of its product candidates. To provide the maximum degree of financial flexibility, management’s near-term plans consider various opportunities to fund the Company’s future operations, including: (i) the out-licensing of rights to certain products or product candidates, including manufacturing capabilities, pursuant to which the Company could potentially receive cash milestone and other related payments; (ii) raising capital through equity or debt financings or other sources; (iii) reduced spending on research and development activities, which could potentially lead to curtailing, delaying or discontinuing one or more of the Company’s research or development programs; and/or (iv) restructuring the Company’s operations to modify its overhead structure. However, management may be unable to (i) successfully execute any of the plans described herein or (ii) raise additional funds or enter into such other arrangements when needed on favorable terms, or at all.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with (i) U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, such financial statements do not include all the information and footnotes required by U.S. GAAP for a complete set of financial statements. In the opinion of management, the Unaudited Condensed Financial Statements include all adjustments, consisting of normal recurring accruals and other adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations, stockholders’ equity and cash flows as of and for the periods presented. The accompanying Condensed Balance Sheet as of June 30, 2020 was derived from the Company’s audited financial statements at that date but does not include all of the footnote disclosures required by U.S. GAAP.

The Unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the year ended June 30, 2020 (the “2020 Form 10-K”). The Company’s significant accounting policies are described in Note 2 to the Notes to Financial Statements in the 2020 Form 10-K and are updated, as necessary, in subsequent Form 10-Q filings.

The Company’s fiscal year is the twelve-month period from July 1 to June 30. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the Company’s operating results for the full year ending June 30, 2021 or any other subsequent interim period within that year.

Management views the Company’s operations and manages its business as one segment.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP and guidelines from the Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during reporting periods. Actual results could differ from those estimates.

Net income or loss per share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income or loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effects of common stock equivalents outstanding during the period, determined using the treasury stock method. For purposes of diluted net income or loss per share calculations, stock options, restricted stock awards and performance service awards are considered to be common stock equivalents if they are dilutive. The dilutive impact of common stock equivalents for the three months ended September 30, 2020 and 2019 was approximately 0.5 million shares and 0.1 million shares, respectively. However, the dilutive impact of common stock equivalents was excluded from the calculations of diluted net loss per share for each of the periods ended September 30, 2020 and 2019 because their effects were anti-dilutive.

New Accounting Pronouncements

Adopted during the three months ended September 30, 2020

Fair Value Measurement

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates, adds and modifies certain disclosure requirements for fair value measurement as part of the FASB’s disclosure framework project. Under the new standard, the amount and reason for a transfer between Level 1 and Level 2 of the fair value hierarchy (as described at Note 5 in these Notes to Unaudited Condensed Financial Statements) are no longer required to be disclosed, but public companies are required to disclose a range and weighted average of significant unobservable inputs for Level 3 fair value measurements. The Company adopted the new standard on July 1, 2020; however, it did not have a significant impact on the Company’s financial statements.

Collaborative Arrangements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The new standard clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), when the counterparty is a customer. The new standard also precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The guidance amends ASC Topic 808, Collaborative Arrangements (“Topic 808”), to refer to the unit-of-account guidance in Topic 606 and requires it to be used only when assessing whether a transaction is in the scope of Topic 606. The Company adopted the new standard on July 1, 2020; however, it did not have a significant impact on the Company’s financial statements.

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

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard includes several provisions that simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. This standard will be effective for the Company on July 1, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

Investments – Equity Securities, Investments – Equity Method and Joint Ventures, and Derivatives and Hedging

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new standard addresses interactions between the guidance to account for certain equity securities under ASC Topic 321, the guidance to account for investments under the equity method of accounting in ASC Topic 323 and the guidance in ASC Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with ASC Topic 825, Financial Instruments. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for any such interactions. This standard will be effective for the Company on July 1, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

Information about the Company’s stock options that do not have performance conditions is provided below.

	Three Months Ended September 30,
	2020		2019
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	3,846	$7.82	3,585	$9.19
Granted	1,016	5.34	857	3.12
Exercised	(12)	3.70	(10)	3.50
Forfeited	(136)	4.29	(91)	4.55
Expired	(42)	12.08	(247)	12.31

Outstanding at the end of the period	4,672	$7.35	4,094	$7.85

Exercisable at the end of the period	2,515		2,128

Weighted average fair value of options granted during the period	$3.89		$2.01

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option pricing model. Below are the assumptions that were used when estimating fair value for the periods indicated.

	Three Months Ended September 30,
Assumption	2020	2019
Dividend yield	0.00%	0.00%
Expected term	6.25 years	6.25 years
Risk-free interest rate	0.30% to 0.39%	1.45% to 1.90%
Expected volatility	82.60%	71.20%

In addition to the stock option activity described above, the Company also granted 100,000 performance-based stock options to a senior officer during July 2019 with an exercise price of $3.91. That award: (i) was issued under the 2013 Equity and Incentive Plan; (ii) has a term of ten years; and (iii) includes six separate tranches with performance criteria that will each vest 25% upon their achievement, with the remaining 75% of the tranche vesting on a monthly basis over a period of three years subsequent to achieving the underlying performance objective (assuming continued service by the awardee). Each tranche represents one-sixth of the total award. If any of the performance criteria are not satisfied, that corresponding tranche will be forfeited. As of September 30, 2020, one of the six performance criteria has been met. The Company used the Black-Scholes stock option pricing model to estimate the grant date fair value of each option to be $2.58; however, determining the appropriate periodic share-based compensation expense for this award requires management to estimate the likelihood of the achievement of the performance targets.

During August 2019, 175,500 restricted stock units, which included a market-based vesting condition related to the trading price of the Company’s common stock, were granted to certain employees under the 2013 Equity and Incentive Plan with a weighted average grant date fair value of $2.56. Prior to June 30, 2020, the market condition embedded in the award was met. On August 15, 2020, 76,500 restricted stock units vested and, through September 30, 2020, a total of 22,500 awards have been forfeited. Assuming continuing service by the grantees, the remaining restricted stock units that are outstanding will vest on August 15, 2021. The fair value of each restricted stock unit awarded was estimated on the grant date using a Monte Carlo simulation pricing model, which incorporated the probability of satisfying the related market-based vesting condition.

Share-based compensation expense for the three months ended September 30, 2020 and 2019 was $0.6 million and $0.8 million, respectively.

4. Investments

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy, which primarily seeks to maintain adequate liquidity and preserve capital. At both September 30, 2020 and June 30, 2020, the Company’s investments consisted entirely of held-to-maturity debt securities that were due in one year or less from the respective balance sheet dates.

The Company’s debt securities that are classified as held-to-maturity are summarized below.

In thousands	September 30, 2020	June 30, 2020
U.S. Treasury securities:
Amortized cost	$34,987	$41,995
Gross unrealized gains	16	54
Gross unrealized losses	(1)	(3)

Fair value of investments	$35,002	$42,046

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

5. Fair Value of Financial Instruments and Investments

The Company is required to disclose information regarding all assets and liabilities reported at fair value that enables an assessment of the inputs used when determining the reported fair values. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use when pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use when pricing an asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used when determining the reported fair value of financial instruments and is not a measure of an investment’s credit quality. The three levels of the fair value hierarchy are described below.

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

Certain assets and liabilities are measured at fair value in the Company’s financial statements or have fair values disclosed in these Notes to Unaudited Condensed Financial Statements. Such assets and liabilities are classified into one of three levels of the fair value hierarchy. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The methods and assumptions described below were used to estimate fair values and determine the fair value hierarchy classification of each class of financial instrument held by the Company.

Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value because the maturities thereof are less than three months.

Debt securities—held-to-maturity. The Company’s investments in debt securities classified as held-to-maturity consist of U.S. Treasury securities that are valued using quoted market prices. Valuation adjustments are not applied.

The fair value hierarchy table below provides information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis or disclosed at fair value in these Notes to Unaudited Condensed Financial Statements.

In thousands	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2020
Cash and cash equivalents	$31,570	$—	$—	$31,570
Held-to-maturity investments (U.S. Treasury securities)	35,002	—	—	35,002

Total assets	$66,572	$—	$—	$66,572

June 30, 2020
Cash and cash equivalents	$38,463	$—	$—	$38,463
Held-to-maturity investments (U.S. Treasury securities)	42,046	—	—	42,046

Total assets	$80,509	$—	$—	$80,509

The Company’s financial instruments also include its variable-rate borrowing under a debt agreement that is described at Note 6 in these Notes to Unaudited Condensed Financial Statements. The Company believes that the carrying amount for such debt of $9.8 million and $9.7 million at September 30, 2020 and June 30, 2020, respectively, reasonably approximates its fair value because the rate of interest on such borrowing reflects current market rates of interest for similar instruments with comparable maturities and risk profiles. This assessment primarily uses Level 2 inputs under the fair value hierarchy.

6. Debt

The following discussion of the Company’s debt should be read in conjunction with Note 8 to the Notes to Financial Statements in the 2020 Form 10-K.

On June 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively, referred to as the “Lenders”) and Hercules Capital, Inc. in its capacity as administrative agent and collateral agent for itself and the Lenders.

The Loan Agreement provides for a term loan in an aggregate principal amount of up to $25.0 million to be delivered in multiple tranches. The tranches consist of (i) a term loan advance of $10.0 million on June 30, 2020 (the “Closing Date”) and (ii) subject to the Lenders’ investment committee’s sole discretion, the Company has the right to request that the Lenders make additional term loan advances in an aggregate principal amount of up to $15.0 million prior to January 1, 2022 or, if certain conditions are satisfied, then July 1, 2022. There can be no assurances that any term loan advances will be funded by the Lenders in the future. As of September 30, 2020, the Company has not borrowed any amount under the Loan Agreement other than the initial term loan advance on the Closing Date.

As of both September 30, 2020 and June 30, 2020, the variable contractual interest rate on the Term Loan was 9.75% per annum and the effective rate on the Term Loan was 13.53%.

As of September 30, 2020, the Company was in full compliance with all covenants of the Loan Agreement.

7. Collaboration Agreements and Contract Liabilities

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

Under the agreement, AGTC made an initial $2.0 million payment to Bionic Sight for an equity interest in that company. This initial investment represented an equity interest of approximately 5% in Bionic Sight. In addition to the initial investment, AGTC contributed ongoing research and development support costs through additional payments and other in-kind contributions (the “AGTC Ongoing R&D Support”). The AGTC Ongoing R&D Support payments and in-kind contributions were made over time and continued until December 2019, the month that Bionic Sight received both Investigational New Drug (“IND”) clearance from the United States Food and Drug Administration (the “FDA”) and receipt of written approval from an internal review board to conduct clinical trials at one clinical site for that product candidate (the “IND Trigger”). Prior to the achievement of the IND Trigger, the Company had incurred approximately $2.2 million of research and development support costs and in-kind contributions, which were reported as research and development expenses in the Company’s financial statements.

Upon achievement of the IND Trigger, AGTC was (i) entitled to receive additional equity in Bionic Sight, based on a valuation that was in place at the beginning of the agreement, for the AGTC Ongoing R&D Support payments and in-kind contributions, and (ii) obligated to purchase additional equity in Bionic Sight for $4.0 million based on certain pre-determined valuation criteria. The Company made the $4.0 million payment to Bionic Sight in January 2020 and received the incremental shares during March 2020 upon the execution of a subscription agreement between the parties. The Company’s equity interest in Bionic Sight increased to approximately 15.5% upon the issuance of the additional shares. AGTC is not obligated to purchase additional equity in Bionic Sight or make any additional in-kind contributions under the agreement.

The Company concluded that the AGTC Ongoing R&D Support was within the scope of Topic 606 because the services rendered represented a distinct service delivered to a counterparty that meets the definition of a customer. The Company further concluded that those services represented one combined performance obligation. Because the consideration that the Company was entitled to was contingent upon achievement of the IND Trigger, that consideration was determined to be variable and the amount was fully constrained until achievement of the IND Trigger. As a result of achieving the IND Trigger in December 2019, the Company recognized $2.2 million of collaboration revenue during the three months ended December 31, 2019. With regard to the obligation to purchase additional equity in Bionic Sight, the Company concluded at contract inception that such option represented a forward contract to be accounted for within the scope of ASC 321, Investments—Equity Securities. The Company assessed the fair value of this forward contract at the inception of the Bionic Sight agreement and determined the value to be de minimis. As the forward contract did not have a readily determinable fair value, the Company elected to use a measurement alternative for all subsequent measurements of the financial instrument. Under such measurement alternative, the forward contract was remeasured at fair value when observable transactions involving the underlying equity securities or impairment of those securities occurred. As noted above, the Company made a supplemental investment of $4.0 million in Bionic Sight and the underlying equity interests were delivered in March 2020, resulting in the settlement of the forward contract at that time. From the inception of the Bionic Sight arrangement and through the settlement date in March 2020, no observable transactions or impairment involving the underlying equity securities had occurred.

The Company recorded its initial investment in Bionic Sight using the equity method of accounting for investments. Upon receipt of additional shares in March 2020, the Company concluded that equity method accounting was still appropriate. Given that the conversion price used to calculate the number of additional shares that the Company was to receive was based on contractually fixed valuation amounts, the Company assessed whether there was a difference between the cost of the investment and the underlying equity in the net assets of Bionic Sight. The Company concluded that any such difference was not material to the Company’s financial statements and, therefore, recorded its additional investment in Bionic Sight at $6.2 million during March 2020.

Otonomy, Inc.

During October 2019, the Company entered into a strategic collaboration agreement with Otonomy, Inc. (“Otonomy”) to co-develop and co-commercialize an AAV-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene (GJB2) – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately 30% of all genetic hearing loss cases. Patients with this mutation can have severe-to-profound deafness in both ears that is identified in screening tests routinely performed on newborns. Under the collaboration agreement, the parties began equally sharing the program costs and proceeds in January 2020 and can include additional genetic hearing loss targets in the future.

The Company concluded that the Otonomy collaboration agreement is within the scope of Topic 808, which defines collaborative arrangements and addresses the presentation of transactions between the two parties in the income statement and related disclosures. However, Topic 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company concluded that ASC Topic 730, Research and Development, should be applied by analogy to payments between the parties during the development activities. As such, payments made to or received from Otonomy for development activities are recorded as research and development expenses. For the three months ended September 30, 2020, settlement activity between the parties under the Otonomy agreement had an immaterial effect on the Company’s research and development expenses.

Contract Liabilities

As of both September 30, 2020 and June 30, 2020, accrued and other liabilities on the Condensed Balance Sheets included $149,000 of deferred revenue. Management is unable to estimate when the Company will satisfy the performance obligations pertaining to such deferred revenue, which does not pertain to either the Bionic Sight or Otonomy collaboration agreements.

8. Income Taxes

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

The Company’s provision for income taxes was $21,000 for each of the three months ended September 30, 2020 and 2019. In both periods, the income tax expense was entirely attributable to estimated interest and penalties on uncertain tax positions. The Company’s aggregate reserve for uncertain tax positions was $2.1 million at both September 30, 2020 and June 30, 2020, including aggregate interest and penalties of $0.5 million on each such date. For the three months ended September 30, 2020, the Company’s gross unrecognized tax benefits, excluding interest and penalties, was unchanged at $1.6 million. If recognized, the entire amount of the uncertain tax position liability at September 30, 2020 would reduce the Company’s annual effective tax rate. It is reasonably possible that the Company’s gross unrecognized tax benefits as of September 30, 2020, which relate to certain state tax matters, will decline by approximately $1.6 million during the next twelve months due to the expiration of certain statutes of limitations. Any such decline would also affect the then-outstanding balance of accrued interest and penalties. The Company’s liability for uncertain tax positions is included in other long-term liabilities on its Condensed Balance Sheets.

9. Contingencies

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. National, state and local governments in affected regions have implemented, and are likely to continue to implement, safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work.

The worldwide spread of COVID-19 led to a global slowdown of economic activity and decreased demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities and precipitating many corporate bankruptcy filings. As a result of the COVID-19 outbreak, the Company has experienced delays in enrollment of pediatric patients in the dose escalation portions of certain of its clinical trials for achromatopsia. The Company could also experience delays resulting from critical follow-up visits required under clinical trial protocols, which could increase the cost of those trials and also impact their expected timelines. Management’s ability to fully interpret the trial outcomes and the ability of certain lab-based employees to perform their jobs due to stay-at-home orders or other restrictions related to COVID-19 could also result in delays and increase the Company’s operating expenses. Furthermore, third-party vendors, such as raw material suppliers and contracted manufacturing, testing or research organizations, could also be impacted by COVID-19, which could result in unavoidable delays and/or increases in the Company’s operating costs.

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

The following discussion and analysis provides an overview of our financial condition as of September 30, 2020 and our results of operations for the three months ended September 30, 2020 and 2019. This discussion should be read in conjunction with the Unaudited Condensed Financial Statements and related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2020 (the “2020 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below under the heading “Risk Factors” in Part II, Item 1A, and elsewhere in this report, as well as those set forth in Part I, Item 1A, “Risk Factors,” of the 2020 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, including results and timing of our clinical trials and planned clinical trials, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “AGTC” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinitis pigmentosa (“XLRP”), achromatopsia (“ACHM”), and optogenetics as well as preclinical programs in Stargardt disease and age-related macular degeneration (“AMD”). In addition to ophthalmology, we have initiated one preclinical program in otology and three preclinical programs targeting central nervous system disorders (“CNS”), including adrenoleukodystrophy (“ALD”), frontotemporal dementia (“FTD”) and amyotrophic lateral sclerosis (“ALS”). Our optogenetics program is being developed in collaboration with Bionic Sight, LLC (“Bionic Sight”) and our otology program is being developed in collaboration with Otonomy, Inc. (“Otonomy”). With a number of important clinical milestones on the horizon, we believe that we are well positioned to advance multiple programs toward pivotal studies. In addition to our product pipeline, we have also developed broad technological and manufacturing capabilities utilizing both our internal scientific resources and collaborations with others, such as our efforts with Synpromics Limited, which was acquired by AskBio and provides expertise in synthetic promoter development and optimization, and the University of Florida, which provides us with expertise in vector design and access to novel capsids.

Since our inception, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology, otology, CNS, and alpha-1 antitrypsin deficiency, an inherited orphan lung disease, including manufacturing product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily through public offering of our common stock, private placement of preferred stock, collateralized borrowing and collaborations. We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the United States Food and Drug Administration, or the FDA, and by patient advocacy groups such as The Foundation Fighting Blindness and the Alpha-1 Foundation.

We have incurred losses from operations in each year since inception, except for fiscal year 2017, wherein we reported net income of $0.4 million due, in part, to profits from a collaboration agreement that was ultimately terminated in March 2019. For the three months ended September 30, 2020 and 2019, we reported net losses of $15.4 million and $11.6 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and general and administrative expenses associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities as we:

•	continue to conduct preclinical studies and clinical trials for our XLRP and ACHM product candidates and preclinical studies for our other ophthalmology, otology and CNS product candidates;

•	continue our research and development efforts, including exploration through early preclinical studies of potential applications of our gene therapy platform in:

•	orphan ophthalmology indications;

•	non-orphan ophthalmology indications, including wet AMD and other retinal diseases; and

•	other inherited diseases, such as otology and CNS indications;

•	manufacture clinical trial materials and develop larger-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates;

•	further develop our gene therapy platform;

•	add personnel to support our scientific, collaboration, product development and commercialization efforts; and

•	continue to operate as a public company.

As of September 30, 2020, we had cash and cash equivalents and liquid investments totaling $66.6 million. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our existing cash and cash equivalents and investments as of September 30, 2020 will be sufficient to allow us to generate data from our ongoing clinical programs, initiate a Phase 2/3 trial for XLRP and fund currently planned research and discovery programs into the fourth quarter of calendar year 2021. In order to complete the XLRP Phase 2/3 trial, obtain regulatory approval for our lead product candidates and build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, acquisitions or other business development activities, or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates and continue our research and development efforts.

Recent Developments

XLRP

In July 2020, we announced our updated development plans for the XLRP clinical program, including the dosing of additional patients in our current Phase 1/2 trial to collect more functional data, which expansion trial we refer to as Skyline, and our planned start of a Phase 2/3 trial, which we refer to as our XLRP Vista trial, during the first quarter of calendar year 2021.

In September 2020, we reported interim results from our XLRP Phase 1/2 trial that 7 of 15 evaluable patients in centrally dosed Groups 2, 4 and 5 were responders at Month 6 (Month 3 in one case). We define an improvement of at least 7 decibels in visual sensitivity in at least 5 loci within the central 36 loci as a responder in the Phase 1/2 trial. Focusing on the Phase 1/2 Group 5 dose group, 4 of 7 patients met this responder criteria. If we apply the planned inclusion criteria for baseline visual sensitivity for our XLRP Vista trial, one Phase 1/2 Group 5 patient would be removed so that the responder rate would be 4 of 6, or 67%.

In November 2020, we provided additional data from our XLRP Phase 1/2 trial that 2 of 8 evaluable centrally dosed patients in Groups 2 and 4 were responders at Month 12. A third patient, who was a responder at Month 6, fell just below the responder criterion. All 8 evaluable patients also showed stable or improving visual acuity. In addition, we provided six-month data for the 11 centrally dosed patients in Groups 5 and 6 and reported that 5 of 11 patients were responders at Month 6. Nine of these patients also had stable or improving visual acuity. If we apply the planned XLRP Vista trial inclusion criteria, 3 of the 11 patients in Groups 5 and 6 would be removed and 5 of 8 patients, or 62%, would be considered responders. We do not currently have a complete set of Month 12 data available nor do we have a control arm in the Phase 1/2 trial, both of which will be part of our planned XLRP Vista trial and necessary to evaluate efficacy.

In addition, in November 2020 we also announced a modification to the primary endpoint for our proposed XLRP Vista trial based on comments received from the FDA. The proposed design of our XLRP Vista trial is expected to include approximately 60 patients randomized across three arms: a low-dose group (the 1.2E+11 vg/mL Group 2 dose from the ongoing Phase 1/2 trial), a high-dose group (the 1.1E+12 vg/mL Group 5 dose from the ongoing Phase 1/2 trial), and an untreated control group. The primary endpoint will be based on visual sensitivity defined as having at least a 7 decibel improvement in visual sensitivity in at least 5 pre-specified loci at Month 12. Previously, we did not plan to require pre-specification of which loci would respond in the primary endpoint for our proposed XLRP Vista trial and we did not pre-specify loci in our Phase 1/2 trial. We continue to engage with the FDA on the Vista trial design and may make further modifications to our plans based on the feedback that we receive. We currently plan to initiate enrollment in our XLRP Vista trial in the first quarter of calendar year 2021.

ACHM

In January 2020, we provided 3-month ACHM data indicating evidence of biologic activity in the dose escalation portions in both our ACHMB3 and ACHMA3 trials, based on improvements in light discomfort. We are now providing 12-month data in the original three dose groups (low, medium and high), as well as 6- to 9-month data at two higher dose groups (higher and highest groups in the January 2020 data release). In addition, we have data for 6 pediatric subjects (three in each study; 12-17 years old) at the first of three planned dose levels. Across all patients evaluated, the safety profile remains favorable. While some patients showed improvements in at least one measure of visual function, no consistent sustained improvements were observed based on current assessments within the dose groups tested. However, anecdotal statements and assessments from patient-reported outcome surveys continue to provide us with confidence that patients are subjectively experiencing improved vision.

Based on the characteristics of ACHM, we continue to believe that longer treatment durations and/or focusing on younger patients may be necessary to fully realize the potential of this treatment. We have encouraging early data that functional magnetic resonance imaging, or fMRI, may allow us to monitor changes in the visual cortex following treatment, which could provide a better understanding of the time course and impact of our product candidate on visual function.

We currently plan to focus on completion of enrollment of pediatric patients in the two highest dose groups in our ACHMB3 and ACHMA3 trials. Our progress has been hampered by the COVID-19 pandemic, but patients are now being screened at multiple sites. In addition, we have amended the study protocol for these trials to allow enrollment of patients as young as 4 years of age and to include both fMRI and improved color brightness tests. We are hopeful that these changes, combined with longer follow-up times, will contribute to the full body of evidence and potentially support the anecdotal patient-reported outcomes.

Due to the positive XLRP data that we recently reported, we are prioritizing our XLRP program moving forward into our Skyline and Vista trials and look forward to longer-term, younger patient data in calendar year 2021 to determine forward progress of our ACHM trials.

Strategic Collaborations

Bionic Sight

During February 2017, we entered into a strategic research and development collaboration agreement with Bionic Sight to develop therapies for patients with visual deficits and blindness due to retinal disease. Through the AGTC-Bionic Sight collaboration, the companies seek to develop a new optogenetic therapy that leverages AGTC’s deep experience in gene therapy and ophthalmology and Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding. The collaboration agreement grants to us, subject to achievement by Bionic Sight of certain development milestones, an option to exclusively negotiate for a limited period of time to acquire (i) a majority equity interest in Bionic Sight, (ii) the Bionic Sight assets to which the collaboration agreement relates or (iii) an exclusive license with respect to the product to which the collaboration agreement relates.

Otonomy

In October 2019, we entered into a strategic collaboration agreement with Otonomy to co-develop and co-commercialize an AAV-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene (GJB2) – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately 30% of all genetic hearing loss cases. Patients with this mutation can have severe-to-profound deafness in both ears that is identified in screening tests routinely performed in newborns. Under the collaboration agreement, the parties began equally sharing the program costs and proceeds in January 2020 and can include additional genetic hearing loss targets in the future.

Additional information regarding the Bionic Sight and Otonomy collaborative agreements can be found in Note 7 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates, judgments and methodologies, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, current conditions, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. Moreover, we may need to change the assumptions underlying our estimates due to risks and uncertainties related to the COVID-19 pandemic or otherwise and those changes could have a material adverse effect on our statements of operations, financial condition and cash flows.

During the three months ended September 30, 2020, there were no significant changes to our critical accounting policies and estimates. For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, financial position and cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2020 Form 10-K.

New Accounting Pronouncements

Refer to Note 2 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information about recently issued accounting standards.

Financial Operations Review

Revenue

We primarily generate revenue through collaboration agreements, sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates and from federal research and development grant programs. However, we did not recognize any revenue during either the three months ended September 30, 2020 or 2019. In the future, we may generate revenue from product sales (if any products are approved), license fees, milestone payments, development services, research and development grants, or from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development programs, manufacturing efforts and reimbursements, collaboration milestone payments, and the sale of our products, to the extent that any are approved and successfully commercialized. We do not expect to generate revenue from product sales for the foreseeable future, if at all. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, our results of operations, financial position and cash flows would be materially adversely affected.

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

Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress toward completion of specific tasks, using information and data provided to us by our vendors and our clinical sites.

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

•	the timing and level of activity as determined by us or jointly with our partners;

•	the level of funding, if any, received from our partners;

•	whether or not we elect to cost share with our collaborators;

•	the countries in which trials are conducted;

•	future clinical trial results;

•	uncertainties in clinical trial enrollment rates or drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies or elected as best practice by us;

•	increased cost and delay associated with manufacturing or testing issues, including ongoing quality assurance, qualifying new vendors and developing in-house capabilities;

•	significant and changing government regulation; and

•	the timing and receipt of any regulatory approvals.

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

From our inception and through September 30, 2020, we have incurred approximately $249.8 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications.

General and administrative expenses

General and administrative expenses primarily consist of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, legal, business development, finance and human resource functions. Other general and administrative expenses include costs to support employee training and development, board of directors’ costs, depreciation, insurance, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, including patent-related expenses, and accounting, investor relations, corporate communications and information technology services. We anticipate that our general and administrative expenses will continue to increase in the future as we hire additional employees to support our continued research and development efforts, collaboration arrangements, and the potential commercialization of our product candidates. Additionally, if and when we believe that regulatory approval of our first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Investment income, net

Investment income, net consists of interest earned on cash and cash equivalents and held-to-maturity investments in debt securities.

Interest expense

Interest expense during the three months ended September 30, 2020 is primarily attributable to the loan agreement that we entered into on June 30, 2020.

Provision for income taxes

Income tax expense for each of the three months ended September 30, 2020 and 2019 was $21,000. During both periods, income tax expense was entirely due to estimated interest and penalties on our uncertain tax positions.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

Research and development expenses

The table below summarizes our research and development expenses by product candidate or program for the periods indicated.

	Three Months Ended September 30,		Increase	% Increase
In thousands	2020	2019	(Decrease)	(Decrease)
External research and development expenses:
XLRP	$3,860	$772	$3,088	>100%
ACHM	1,638	1,264	374	30%
XLRS	93	219	(126)	(58)%
Research and discovery programs	501	631	(130)	(21)%

Total external research and development expenses	6,092	2,886	3,206	>100%

Internal research and development expenses:
Employee-related costs	3,222	3,464	(242)	(7)%
Share-based compensation	317	363	(46)	(13)%
Other	1,995	1,929	66	3%

Total internal research and development expenses	5,534	5,756	(222)	(4)%

Total research and development expenses	$11,626	$8,642	$2,984	35%

External research and development expenses consist of collaboration, licensing, manufacturing, testing and other miscellaneous costs that are directly attributable to our most advanced product candidates and discovery programs. We do not allocate personnel-related costs, including share-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended September 30, 2020 and 2019 were $11.6 million and $8.6 million, respectively, an increase of $3.0 million, or 35%. Such increase was primarily attributable to:

•	$3.1 million of increased external spending related to XLRP due to our planned manufacturing, clinical site preparation and other activities related to our proposed Phase 2/3 clinical trial; and

•	$0.4 million of increased external spending related to ACHM, primarily due to an increase in patient enrollment, new site activations and deployment of our mobile vision center.

Such increases were partially offset by a reduction in employee-related costs of $0.2 million that resulted from a slightly lower 2020 research and development headcount when compared to the prior year and a 58% decrease in expenses in connection with the wind-down of our X-linked retinoschisis, or XLRS, program.

General and administrative expenses

The table below summarizes our general and administrative and other expenses for the periods indicated.

	Three Months Ended September 30,		Increase	% Increase
In thousands	2020	2019	(Decrease)	(Decrease)
Employee-related costs	$1,239	$1,395	$(156)	(11)%
Share-based compensation	329	448	(119)	(27)%
Legal and professional fees	544	160	384	>100%
Other	1,324	1,345	(21)	(2)%

Total general and administrative and other expenses	$3,436	$3,348	$88	3%

General and administrative and other expenses for the three months ended September 30, 2020 and 2019 were $3.4 million and $3.3 million, respectively, an increase of $0.1 million, or 3%. Such increase was primarily due to higher legal fees in the 2020 period resulting from expanded use of outside legal counsel following certain personnel changes. Such increase was partially offset by a reduction in employee-related costs of $0.2 million that resulted from a slightly lower 2020 headcount when compared to the prior year.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception and, as of September 30, 2020, we had an accumulated deficit of $196.8 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Most recently, the Company received (i) $34.8 million of proceeds from the issuance of its common stock, net of issuance costs, in February 2020 and (ii) $9.9 million of loan proceeds, net of debt discounts, in June 2020.

The Company is closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact its projected cash position and access to capital. The Company will continue to assess its cash position and, if circumstances warrant, make appropriate adjustments to its operating plan.

As of September 30, 2020, we had cash and cash equivalents and liquid investments totaling $66.6 million, which we believe will be sufficient to allow us to generate data from our ongoing clinical programs, initiate the XLRP Phase 2/3 clinical trial and fund currently planned research and discovery programs into the fourth quarter of calendar year 2021.

Cash in excess of immediate requirements is invested in accordance with our investment policy, which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within twelve months. As of September 30, 2020, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of U.S. Treasury securities, none of which mature more than twelve months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The table below sets forth the primary sources and uses of cash for the periods indicated.

	Three Months Ended September 30,		Increase	% Increase
In thousands	2020	2019	(Decrease)	(Decrease)
Net cash provided by (used in):
Operating activities	$(12,917)	$(10,715)	$(2,202)	(21)%
Investing activities	6,244	264	5,980	>100%
Financing activities	(220)	20	(240)	<100%

Net decrease in cash and cash equivalents	$(6,893)	$(10,431)	$3,538	34%

Operating activities. For both the three months ended September 30, 2020 and 2019, cash used in operating activities was primarily the result of research and development and general and administrative expenses incurred in conducting normal business operations. Specifically, the cash used in operating activities of $12.9 million during the three months ended September 30, 2020 was due to a net loss of $15.4 million, partially offset by non-cash items in our statement of operations of $1.2 million and favorable changes in our operating assets and liabilities of $1.2 million. The cash used in operating activities of $10.7 million during the three months ended September 30, 2019 was due to a net loss of $11.6 million and unfavorable changes in our operating assets and liabilities of $0.2 million, partially offset by non-cash items in our statement of operations of $1.0 million.

Investing activities. Cash provided by investing activities of $6.2 million during the three months ended September 30, 2020 consisted primarily of cash proceeds of $16.0 million from maturities of investments, net of investment purchases of $9.0 million, partially offset by purchases of property and equipment of $0.7 million and intellectual property costs of $0.1 million. Cash provided by investing activities of $0.3 million during the three months ended September 30, 2019 consisted primarily of cash proceeds of $17.5 million from maturities of investments, net of investment purchases of $16.9 million, partially offset by purchases of property and equipment of $0.2 million and intellectual property costs of $0.1 million.

Financing activities. Cash used in financing investing activities of $0.2 million during the three months ended September 30, 2020 consisted of (i) payments for deferred financing fees and taxes related to equity awards and (ii) principal payments on a finance lease, partially offset by proceeds from exercises of common stock options. The nominal cash provided by financing investing activities during the three months ended September 30, 2019 primarily consisted of proceeds from exercises of common stock options, partially offset by principal payments on a finance lease.

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

We believe that our existing cash and cash equivalents and investments as of September 30, 2020 will be sufficient to allow us to generate data from our ongoing clinical programs, initiate the XLRP Phase 2/3 clinical trial and fund currently planned research and discovery programs into the fourth quarter of calendar year 2021. However, we will require substantial additional funding to finish the XLRP Phase 2/3 clinical trial, complete the process necessary to seek regulatory approval for our lead product candidates and build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2020.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. However, due to the nature of our business, we may be subject to lawsuits or other claims arising at any particular time in the ordinary course of our business, and we expect that this situation will continue to be the case in the future.

ITEM 1A.	RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2020 for information regarding our risk factors. Except as noted below, there have been no material changes in our risk factors since June 30, 2020.

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

Further, we are aware of a third-party U.S. patent application that has been allowed and the applicant has paid the issue fee but the patent has not yet issued. If this patent issues, it may cover our gene therapy compositions for treating XLRP. We are also aware of corresponding international applications. We do not believe that our XLRP product candidate infringes any valid and enforceable claim in these patent applications. If these patents are issued, however, the third party could initiate lawsuits against us for patent infringement and assert that its patents are valid and cover our XLRP product candidate.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($)
July 1, 2020 through July 31, 2020	—	—	—	—
August 1, 2020 through August 31, 2020	21,408	$5.77	—	—
September 1, 2020 through September 30, 2020	—	—	—	—

Total	21,408	$5.77	—

The activity in the above table reflects the surrender of 21,408 shares of common stock to the Company to satisfy tax withholding obligations in the connection with the vesting of restricted stock units and the issuance of the related common stock to certain employees during the three months ended September 30, 2020.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

10.1*#	Description of additional monthly payments to Mark S. Shearman effective July 1, 2020

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following interactive Data Files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Balance Sheets as of September 30, 2020 and June 30, 2020; (b) Condensed Statements of Operations for the three months ended September 30, 2020 and 2019; (c) Condensed Statements of Stockholders’ Equity for the three months ended September 30, 2020 and 2019; (d) Condensed Statements of Cash Flows for the three months ended September 30, 2020 and 2019; and (e) Notes to such Unaudited Condensed Financial Statements.

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ William A. Sullivan
William A. Sullivan, Chief Financial Officer

Date: November 16, 2020