Form 10-Q
period 2021-03-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2021-05-17
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock outstanding as of May 13, 2021 was 42,754,792.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

In thousands, except per share data	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$89,531	$38,463
Investments	21,496	41,995
Prepaid and other current assets	1,997	2,506

Total current assets	113,024	82,964
Property and equipment, net	4,019	4,311
Intangible assets, net	1,291	1,098
Investment in Bionic Sight, LLC	8,021	8,096
Right-of-use assets – operating leases	3,158	3,422
Right-of-use asset – finance lease	46	80
Other assets	107	348

Total assets	$129,666	$100,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,926	$1,355
Accrued and other liabilities	13,504	10,502
Lease liabilities – operating	1,072	1,058
Lease liability – finance	51	48

Total current liabilities	16,553	12,963
Lease liabilities – operating, net of current portion	3,540	4,070
Lease liability – finance, net of current portion	—	38
Long-term debt, net of debt discounts and deferred financing fees	9,929	9,677
Other liabilities	2,644	2,555

Total liabilities	32,666	29,303

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 150,000 shares authorized; 42,796 and 25,813 shares issued; 42,755 and 25,793 shares outstanding at March 31, 2021 and June 30, 2020, respectively	42	25
Additional paid-in capital	324,302	252,519
Treasury stock at cost; 41 and 20 shares at March 31, 2021 and June 30, 2020, respectively	(211)	(88)
Accumulated deficit	(227,133)	(181,440)

Total stockholders’ equity	97,000	71,016

Total liabilities and stockholders’ equity	$129,666	$100,319

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands, except per share data	2021	2020	2021	2020
Revenue:
Collaboration and milestone revenue	$—	$—	$—	$2,297
Grant revenue	—	—	—	156

Total revenue	—	—	—	2,453

Operating expenses:
Research and development	10,960	8,308	34,397	25,325
General and administrative and other	3,528	3,134	10,268	9,490

Total operating expenses	14,488	11,442	44,665	34,815

Loss from operations	(14,488)	(11,442)	(44,665)	(32,362)

Other income (expense), net:
Investment income, net	13	281	106	1,063
Interest expense	(330)	(2)	(997)	(6)
Other income	—	6	—	6

Total other income (expense), net	(317)	285	(891)	1,063

Loss before provision for income taxes	(14,805)	(11,157)	(45,556)	(31,299)
Provision for income taxes	21	21	62	63

Loss before equity in net losses of an affiliate	(14,826)	(11,178)	(45,618)	(31,362)
Equity in net losses of an affiliate	(25)	(11)	(75)	(27)

Net loss	$(14,851)	$(11,189)	$(45,693)	$(31,389)

Weighted average shares outstanding:
Basic	36,751	22,272	29,431	19,558
Diluted	36,751	22,272	29,431	19,558
Net loss per common share:
Basic	$(0.40)	$(0.50)	$(1.55)	$(1.60)
Diluted	$(0.40)	$(0.50)	$(1.55)	$(1.60)

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at June 30, 2020	25,793	$25	20	$(88)	$252,519	$(181,440)	$71,016
Share-based compensation expense	—	—	—	—	646	—	646
Shares issued under employee plans and related share repurchases	67	—	21	(123)	43	—	(80)
Net loss	—	—	—	—	—	(15,380)	(15,380)

Balances at September 30, 2020	25,860	25	41	(211)	253,208	(196,820)	56,202
Share-based compensation expense	—	—	—	—	624	—	624
Shares issued under employee plans and related share repurchases	45	—	—	—	158	—	158
Net loss	—	—	—	—	—	(15,462)	(15,462)

Balances at December 31, 2020	25,905	25	41	(211)	253,990	(212,282)	41,522
Issuance of common stock and accompanying warrants, net of issuance costs	16,742	17	—	—	69,244	—	69,261
Share-based compensation expense	—	—	—	—	595	—	595
Shares issued under employee plans and related share repurchases	108	—	—	—	473	—	473
Net loss	—	—	—	—	—	(14,851)	(14,851)

Balances at March 31, 2021	42,755	$42	41	$(211)	$324,302	$(227,133)	$97,000

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at June 30, 2019	18,207	$18	19	$(85)	$214,324	$(135,548)	$78,709
Share-based compensation expense	—	—	—	—	810	—	810
Shares issued under employee plans and related share repurchases	11	—	1	(3)	34	—	31
Net loss	—	—	—	—	—	(11,577)	(11,577)

Balances at September 30, 2019	18,218	18	20	(88)	215,168	(147,125)	67,973
Share-based compensation expense	—	—	—	—	689	—	689
Shares issued under employee plans and related share repurchases	1	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,623)	(8,623)

Balances at December 31, 2019	18,219	18	20	(88)	215,857	(155,748)	60,039
Issuance of common stock, net of issuance costs	7,475	7	—	—	34,804	—	34,811
Share-based compensation expense	—	—	—	—	874	—	874
Shares issued under employee plans and related share repurchases	70	—	—	—	284	—	284
Net loss	—	—	—	—	—	(11,189)	(11,189)

Balances at March 31, 2020	25,764	$25	20	$(88)	$251,819	$(166,937)	$84,819

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
In thousands	2021	2020
Operating activities:
Net loss	$(45,693)	$(31,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,865	2,373
Depreciation and amortization	1,123	919
Investment discount accretion, net	(10)	(306)
Amortization of debt discounts and deferred financing fees	252	—
Reduction in the carrying amount of operating lease right-of-use assets	264	222
Collaboration revenue from Bionic Sight, LLC	—	(2,197)
Equity in net losses of an affiliate	75	27
Changes in operating assets and liabilities:
Grants receivable	—	13
Prepaid and other assets	975	(660)
Deferred revenue	—	149
Accounts payable	571	1,603
Operating lease liabilities	(516)	(459)
Accrued and other liabilities	3,356	1,851

Cash used in operating activities	(37,738)	(27,854)

Investing activities:
Purchases of property and equipment	(987)	(812)
Purchases of and capitalized costs related to intangible assets	(363)	(349)
Investment in Bionic Sight, LLC	—	(4,000)
Maturities of investments	41,500	63,500
Purchases of investments	(20,992)	(33,928)

Cash provided by investing activities	19,158	24,411

Financing activities:
Proceeds from the issuance of common stock and accompanying warrants, net of issuance costs	69,261	34,949
Proceeds from exercises of common stock options	674	318
Payments for deferred financing fees	(129)	—
Taxes paid related to equity awards	(123)	(3)
Principal payments on finance lease	(35)	(33)

Cash provided by financing activities	69,648	35,231

Net increase in cash and cash equivalents	51,068	31,788
Cash and cash equivalents, beginning of the period	38,463	26,703

Cash and cash equivalents, end of the period	$89,531	$58,491

Supplemental information:
Costs for intangible assets included in accrued and other liabilities	$27	$—

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Operations

Applied Genetic Technologies Corporation (the “Company” or “AGTC”) was incorporated as a Florida corporation on January 19, 1999 and reincorporated as a Delaware corporation on October 24, 2003. The Company is a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for people suffering from rare and debilitating ophthalmic, otologic and central nervous system diseases.

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, sponsored research and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and the ability to transition to large-scale production of products.

As of March 31, 2021, the Company had (i) an accumulated deficit of $227.1 million and (ii) cash and cash equivalents and liquid investments of $111.0 million. Management believes that there is sufficient funding available to allow the Company to generate data from its ongoing and planned clinical programs and fund currently planned research and discovery programs. While the Company expects to generate some revenue from partnering, sponsored research, grants and licensing of its intellectual property, management believes that the Company will incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock and warrants to purchase its common stock, private placements of its preferred stock, collateralized borrowing and collaborations.

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

The Company’s fiscal year is the twelve-month period from July 1 to June 30. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the Company’s operating results for the full year ending June 30, 2021 or any subsequent interim period.

Management views the Company’s operations and manages its business as one segment.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP and guidelines from the U.S. Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during reporting periods. Actual results could differ from those estimates.

Net income or loss per share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income or loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effects of common stock equivalents outstanding during the period, determined using the treasury stock method. For purposes of diluted net income or loss per share calculations, warrants to purchase the Company’s common stock, stock options, restricted stock awards and performance service awards are considered to be common stock equivalents if they are dilutive. The dilutive impact of common stock equivalents for (i) each of the three and nine months ended March 31, 2021 was approximately 0.4 million shares and (ii) the three and nine months ended March 31, 2020 was approximately 0.4 million shares and 0.2 million shares, respectively. However, the dilutive impact of common stock equivalents was excluded from the calculations of diluted net loss per share for all periods presented herein because their effects were anti-dilutive.

The abovementioned dilutive impact of common stock equivalents for the three and nine months ended March 31, 2021 excluded certain warrants to purchase the Company’s common stock, which are described at Note 9 in these Notes to Unaudited Condensed Financial Statements, because the exercise price of such warrants was greater than the average market price of the Company’s common stock for the related periods.

New Accounting Pronouncements

Adopted during the nine months ended March 31, 2021

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

Information about the Company’s stock options that do not have performance conditions is provided below.

	Nine Months Ended March 31,
	2021		2020
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	3,846	$7.82	3,585	$9.19
Granted	1,280	5.26	1,108	3.18
Exercised	(165)	4.10	(81)	3.91
Forfeited	(539)	4.38	(339)	3.97
Expired	(87)	10.29	(324)	11.78

Outstanding at the end of the period	4,335	$7.58	3,949	$7.84

Exercisable at the end of the period	2,757		2,347

Weighted average fair value of options granted during the period	$3.79		$2.04

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes stock option pricing model. Below are the assumptions that were used when estimating fair value for the periods indicated.

	Nine Months Ended March 31,
Assumption	2021	2020
Dividend yield	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.00 to 6.25 years
Risk-free interest rate	0.30% to 1.08%	0.47% to 1.90%
Expected volatility	82.60%	71.20%

In addition to the stock option activity described above, the Company also granted 100,000 performance-based stock options to a senior officer during July 2019 with an exercise price of $3.91. That award: (i) was issued under the 2013 Equity and Incentive Plan; (ii) has a term of ten years; and (iii) includes six separate tranches with performance criteria that will each vest 25% upon their achievement, with the remaining 75% of the tranche vesting on a monthly basis over a period of three years subsequent to achieving the underlying performance objective (assuming continued service by the awardee). Each tranche represents one-sixth of the total award. If any of the performance criteria are not satisfied, that corresponding tranche will be forfeited. As of March 31, 2021, one of the six performance criteria has been met. The Company used a Black-Scholes stock option pricing model to estimate the grant date fair value of each option to be $2.58; however, determining the appropriate periodic share-based compensation expense for this award requires management to estimate the likelihood of the achievement of the performance targets.

During August 2019, 175,500 restricted stock units, which included a market-based vesting condition related to the trading price of the Company’s common stock, were granted to certain employees under the 2013 Equity and Incentive Plan with a weighted average grant date fair value of $2.56. Prior to June 30, 2020, the market condition embedded in the award was met. On August 15, 2020, 76,500 restricted stock units vested and, through March 31, 2021, a total of 25,000 awards have been forfeited. Assuming continuing service by the grantees, the remaining restricted stock units that are outstanding will vest on August 15, 2021. The fair value of each restricted stock unit awarded was estimated on the grant date using a Monte Carlo simulation pricing model, which incorporated the probability of satisfying the related market-based vesting condition.

Share-based compensation expense for the three and nine months ended March 31, 2021 was $0.6 million and $1.9 million, respectively, compared to $0.9 million and $2.4 million for the three and nine months ended March 31, 2020, respectively.

4.	Investments

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy, which primarily seeks to maintain adequate liquidity and preserve capital. At both March 31, 2021 and June 30, 2020, the Company’s investments consisted entirely of held-to-maturity debt securities that were due in one year or less from the respective balance sheet dates.

The Company’s debt securities that are classified as held-to-maturity are summarized below.

In thousands	March 31, 2021	June 30, 2020
U.S. Treasury securities:
Amortized cost	$21,496	$41,995
Gross unrealized gains	3	54
Gross unrealized losses	—	(3)

Fair value of investments	$21,499	$42,046

The Company expects to collect the principal and interest due on its debt securities that have an amortized cost in excess of fair value. At the end of each reporting period, the Company evaluates its securities for impairment, if and when, the fair value of an investment is less than its amortized cost. In the event that the fair value of an investment is less than its amortized cost, the Company will evaluate the underlying credit quality and credit ratings of the issuer. Specifically, the Company believes that the unrealized losses at June 30, 2020 that are disclosed in the above table were primarily driven by interest rate changes rather than by unfavorable changes in the credit ratings associated with those securities. The Company does not intend to sell any of its investments before recovering its amortized cost, which may be at maturity.

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

Certain assets and liabilities are measured at fair value in the Company’s financial statements or have fair values disclosed in these Notes to Unaudited Condensed Financial Statements. Such assets and liabilities are classified into one of the three levels of the fair value hierarchy. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The methods and assumptions described below were used to estimate fair values and determine the fair value hierarchy classification of each class of financial instrument held by the Company.

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

In thousands	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2021
Cash and cash equivalents	$89,531	$—	$—	$89,531
Held-to-maturity investments (U.S. Treasury securities)	21,499	—	—	21,499

Total assets	$111,030	$—	$—	$111,030

June 30, 2020
Cash and cash equivalents	$38,463	$—	$—	$38,463
Held-to-maturity investments (U.S. Treasury securities)	42,046	—	—	42,046

Total assets	$80,509	$—	$—	$80,509

The Company’s financial instruments also include its variable-rate borrowing under a debt agreement that is described at Note 6 in these Notes to Unaudited Condensed Financial Statements. The Company believes that the carrying amount of such debt (i.e., $9.9 million and $9.7 million at March 31, 2021 and June 30, 2020, respectively) reasonably approximates its fair value because the rate of interest on such borrowing reflects current market rates of interest for similar instruments with comparable maturities and risk profiles. This assessment primarily uses Level 2 inputs under the fair value hierarchy.

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

The Loan Agreement provides for a term loan in an aggregate principal amount of up to $25.0 million to be delivered in multiple tranches (the “Term Loan”). The first tranche consisted of an initial term loan advance of $10.0 million on June 30, 2020 (the “Closing Date”). Thereafter, subject to the Lenders’ investment committee’s sole discretion, the Company had the right to request that the Lenders make additional term loan advances in an aggregate principal amount of up to $15.0 million prior to January 1, 2022.

Effective May 13, 2021, the Loan Agreement was amended (the “Amendment”) whereby, among other things, (i) a second term loan advance of $10.0 million was authorized by the Lenders and advanced to the Company on such date and (ii) the period of time to request additional discretionary term loan advances of up to $5.0 million was changed to be prior to April 1, 2022 or, if certain conditions are satisfied, then prior to January 1, 2023. However, there can be no assurances that any term loan advances will be funded by the Lenders in the future.

The Amendment also extended (i) the period that the Company will make interest-only payments on outstanding borrowings from December 31, 2021 to March 31, 2022, with the possibility to extend the interest-only period to December 31, 2022 upon the Company’s achievement of certain performance milestones, and (ii) the maturity date of the Term Loan from December 1, 2023 to April 1, 2024; provided that, in the event that the Company meets certain conditions, including achievement of performance milestones, then the Term Loan maturity date will be July 1, 2024. There were no other material changes to the Loan Agreement as a result of the Amendment.

Pursuant to the Amendment, no principal payments are due on the Term Loan until April 1, 2022. Accordingly, as of March 31, 2021, the Company classified the outstanding balance under the Loan Agreement as a long-term liability.

As of March 31, 2021, the Company had not borrowed any amount under the Loan Agreement other than the initial term loan advance on the Closing Date, which resulted in net loan proceeds to the Company of $9.9 million, before consideration of any related debt financing fees. As a result of the Amendment and the Company’s additional borrowing on May 13, 2021, future minimum principal payments of the outstanding term loan advances, excluding certain end of term charges, are now as follows: $2.2 million in the year ending June 30, 2022; $9.3 million in the year ending June 30, 2023; and $8.5 million in the year ending June 30, 2024.

As of both March 31, 2021 and June 30, 2020, the variable contractual interest rate on the Term Loan was 9.75% per annum and the effective rate on the Term Loan was 13.53%.

As of March 31, 2021, the Company was in full compliance with all covenants of the Loan Agreement.

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

The Company concluded that the AGTC Ongoing R&D Support was within the scope of Topic 606 because the services rendered represented a distinct service delivered to a counterparty that meets the definition of a customer. The Company further concluded that those services represented one combined performance obligation. Because the consideration that the Company was entitled to was contingent upon achievement of the IND Trigger, that consideration was determined to be variable and the amount was fully constrained until achievement of the IND Trigger. As a result of achieving the IND Trigger, the Company recognized $2.2 million of collaboration revenue during December 2019. With regard to the obligation to purchase additional equity in Bionic Sight, the Company concluded at contract inception that such option represented a forward contract to be accounted for within the scope of ASC 321, Investments—Equity Securities. The Company assessed the fair value of this forward contract at the inception of the Bionic Sight agreement and determined the value to be de minimis. As the forward contract did not have a readily determinable fair value, the Company elected to use a measurement alternative for all subsequent measurements of the financial instrument. Under such measurement alternative, the forward contract was remeasured at fair value when observable transactions involving the underlying equity securities or impairment of those securities occurred. As noted above, the Company made a supplemental investment of $4.0 million in Bionic Sight and the underlying equity interests were delivered in March 2020, resulting in the settlement of the forward contract at that time. From the inception of the Bionic Sight arrangement and through the settlement date in March 2020, no observable transactions or impairment involving the underlying equity securities had occurred.

The Company recorded its initial investment in Bionic Sight using the equity method of accounting for investments. Upon receipt of additional shares in March 2020, the Company concluded that equity method accounting was still appropriate. Because the conversion price used to calculate the number of additional shares that the Company was to receive was based on contractually fixed valuation amounts, the Company assessed whether there was a difference between the cost of the investment and the underlying equity in the net assets of Bionic Sight. The Company concluded that any such difference was not material to the Company’s financial statements and, therefore, recorded its additional investment in Bionic Sight at $6.2 million during March 2020.

Otonomy, Inc.

During October 2019, the Company entered into a strategic collaboration agreement with Otonomy, Inc. (“Otonomy”) to co-develop and co-commercialize an adeno-associated virus-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene (“GJB2”) – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately 30% of all genetic hearing loss cases. Patients with this mutation can have severe-to-profound deafness in both ears that is identified in screening tests routinely performed on newborns. Under the collaboration agreement, the parties began equally sharing the program costs and proceeds in January 2020 and can include additional genetic hearing loss targets in the future.

The Company concluded that the Otonomy collaboration agreement is within the scope of Topic 808, which defines collaborative arrangements and addresses the presentation of transactions between the parties in an entity’s statement of operations and the related disclosures. However, Topic 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company concluded that ASC Topic 730, Research and Development, should be applied by analogy to payments between the parties during the development activities. As such, payments made to or received from Otonomy for development activities are recorded as research and development expenses. For each of the nine months ended March 31, 2021 and 2020, settlement activity between the parties under the Otonomy agreement had an immaterial effect on the Company’s research and development expenses.

Contract Liabilities

As of March 31, 2021 and June 30, 2020, accrued and other liabilities on the Condensed Balance Sheets included $374,000 and $149,000, respectively, of deferred revenue, which did not pertain to either the Bionic Sight or Otonomy collaboration agreements. The deferred revenue balance at March 31, 2021 included $225,000 that was billed to a customer but remained uncollected as of such date. Management is unable to estimate when the Company will satisfy the performance obligations pertaining to its deferred revenue at March 31, 2021.

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

Income tax expense for the three and nine months ended March 31, 2021 was $21,000 and $62,000, respectively, compared to $21,000 and $63,000 for the three and nine months ended March 31, 2020, respectively. During those periods, income tax expense was primarily attributable to estimated interest and penalties on uncertain tax positions. The Company’s reserve for uncertain tax positions was $2.2 million and $2.1 million on March 31, 2021 and June 30, 2020, respectively, including aggregate interest and penalties of $0.6 million on March 31, 2021 and $0.5 million on June 30, 2020. For the nine months ended March 31, 2021, the Company’s gross unrecognized tax benefits, excluding interest and penalties, was unchanged at $1.6 million. The Company’s liability for uncertain tax positions is included in other long-term liabilities on its Condensed Balance Sheets.

Subsequent to March 31, 2021, the statutes of limitations pertaining to the state tax matters that gave rise to the aforementioned uncertain tax positions expired with no payments being required by the Company and no action taken by any tax authority. As such, the Company’s entire uncertain tax position liability, including accrued interest and penalties, will be reversed. This accounting treatment will favorably affect the Company’s income tax expense or benefit and its annual effective tax rate for the three months and year ending June 30, 2021.

9.	Stockholders’ Equity

February 2021 Public Offering of AGTC Equity Securities

On February 1, 2021, the Company closed an underwritten public offering of 16,741,573 shares of its common stock, together with accompanying warrants to purchase 8,370,786 shares of its common stock. The combined offering price of each share of common stock and accompanying warrant was $4.45, generating gross proceeds of $74.5 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, which totaled $5.2 million. The Company intends to use the net proceeds from the offering, together with other available funds, to fund ongoing clinical trials in its X-linked retinitis pigmentosa program and ongoing Phase 1/2 clinical trials in its achromatopsia program, and for working capital and other general corporate purposes.

The warrants have an exercise price of $6.00 per share (subject to certain adjustments), are immediately exercisable and expire on February 1, 2026. The warrants are legally detachable from the common stock that was issued on February 1, 2021 and are separately exercisable by the warrant holders. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise.

The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. Generally, freestanding warrants should be classified as (i) liabilities if the warrant terms allow settlement of the warrant exercise in cash and (ii) equity if the warrant terms only allow settlement in shares of common stock. Based on the terms of the Company’s warrants, management concluded that they should be classified as equity with no subsequent remeasurement as long as the underlying warrant agreements are not modified or amended.

February 2020 Public Offering of AGTC Common Stock

On February 11, 2020, the Company closed an underwritten public offering of 6.5 million shares of its common stock at $5.00 per share, generating gross proceeds of $32.5 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. Additionally, the underwriters exercised their option to purchase an additional 975,000 shares of common stock to cover over-allotments. Such transaction closed on February 13, 2020 and generated additional gross proceeds of $4.9 million. Issuance costs totaling $138,000 were unpaid on March 31, 2020 and were included in the Company’s accounts payable on such date.

10.	Contingencies

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. National, state and local governments in affected regions have implemented, and are likely to continue to implement, safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work.

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

Notwithstanding the rapid development and rollout of certain vaccines, it is unknown how long the COVID-19 outbreak will continue before the virus, including newly identified strains and variants, is adequately contained, the severity of the virus and the effectiveness of actions to contain and treat those who have contracted the virus. The extent to which the COVID-19 outbreak may impact the Company’s financial condition, results of operations or cash flows is uncertain; however, as of the date of these financial statements, management is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments, or adjust the carrying values of its assets or liabilities. Because future events are subject to change, management’s best estimates and judgments may require future modification. Therefore, actual results could differ materially from current estimates. Management is closely monitoring the evolving impact of the pandemic on all aspects of the Company’s business and periodically evaluates its estimates, which are adjusted prospectively based on such evaluations.

General

From time to time, the Company may be involved in claims and legal actions that arise in the normal course of business. Management has no reason to believe that the outcome of any such legal actions would have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

11.	Subsequent Events

At-The-Market Offering Program

On April 2, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) as sales agent to sell shares of the Company’s common stock, from time to time, through an “at-the-market offering” program having an aggregate offering price of up to $50.0 million. However, the Company is not obligated to sell any shares under the Sales Agreement. Cantor will be entitled to aggregate compensation equal to 3.0% of the gross sales price of the shares sold through it pursuant to the Sales Agreement.

Licensing Agreement

Effective April 13, 2021, the Company entered into an agreement that licenses certain of its proprietary technology to SparingVision SAS, a genomic medicine company developing vision-saving treatments for ocular diseases. Under the terms of the agreement, SparingVision SAS receives nonexclusive rights to the Company’s proprietary cone-specific promoter technology for use in the development of two non-competing products with an opportunity to obtain rights to use the promoter for one additional product in the future. The Company is entitled to an upfront fee and will be eligible to receive milestone payments for successful clinical development and royalties on future sales on a per product basis (if any products are approved).

Build-To-Suit Manufacturing and Quality Control Facility in Alachua, Florida

On May 13, 2021, the Company entered into a non-cancelable long-term lease for a to-be-constructed build-to-suit single story facility of approximately 21,250 square feet in Alachua, Florida (the “Premises”) for office, research and development, laboratory, light pharmaceutical and medical systems manufacturing and fabrication and distribution use. The new facility will be adjacent to the Company’s corporate headquarters. The landlord will be responsible for all permitting, site and infrastructure preparation work and construction of the shell and core of the building and the quality control laboratory portion of the building. The Company will be responsible for completion of the remaining tenant fit out work. The landlord will be responsible for the cost of the base building work and will contribute approximately $6.0 million towards the tenant fit out work, with the Company responsible for all costs in excess of such amount.

The lease will commence upon substantial completion of the Premises, including the tenant fit out work, estimated to be completed in the second half of calendar year 2022 (the “Commencement Date”), and the rent commencement date will occur simultaneous with the Commencement Date. The initial lease term is 20 years from the Commencement Date (the “Term”). Under the lease, the Company will pay annual base rent during the Term (beginning on the Commencement Date) as set forth below.

Lease Months
1-12	$—
13-18	$637,500
19-30	$1,253,750
Base rent shall increase 1.5% each lease year (12-month period) thereafter commencing in month 31 for the remainder of the Term.

During the Term, the Company will also pay its share of operating expenses, taxes and any other expenses payable under the lease. The lease includes three extension options of five years each at an annual base rent rate of the greater of a 1.5% increase from the previous year or pursuant to the increase in the Consumer Price Index for the applicable prior year.

In addition, the lease provides the Company with a one-time option to terminate the lease after year 16.5 by providing notice of such termination prior to the end of the 15th lease year and paying a termination fee of $3.3 million. The Company has the further option to expand the facility to double the initial square footage during the first five years of the Term.

The lease also includes customary representations, warranties and covenants on behalf of the parties and provides for certain customary mutual indemnities. No security deposit is required upon lease execution, provided that the landlord reserves the right to instate a security deposit if the Company defaults in its lease obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides an overview of our financial condition as of March 31, 2021 and our results of operations for the three and nine months ended March 31, 2021 and 2020. This discussion should be read in conjunction with the Unaudited Condensed Financial Statements and related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2020 (the “2020 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below under the heading “Risk Factors” in Part II, Item 1A, and elsewhere in this report, as well as those set forth in Part I, Item 1A, “Risk Factors,” of the 2020 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, including results and timing of our clinical trials and planned clinical trials, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “AGTC” or the “Company” refer to Applied Genetic Technologies Corporation.

Overview

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for people suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinitis pigmentosa (“XLRP”), achromatopsia (“ACHM”) and optogenetics, as well as preclinical programs in Stargardt disease and age-related macular degeneration (“AMD”). In addition to ophthalmology, we have initiated one preclinical program in otology and two preclinical programs targeting central nervous system disorders (“CNS”), including frontotemporal dementia (“FTD”) and amyotrophic lateral sclerosis (“ALS”). Our optogenetics program is being developed in collaboration with Bionic Sight, LLC (“Bionic Sight”) and our otology program is being developed in collaboration with Otonomy, Inc. (“Otonomy”). With a number of important potential clinical milestones on the horizon, we believe that we are well positioned to advance multiple programs toward pivotal studies. In addition to our product pipeline, we have also developed broad technological and manufacturing capabilities utilizing both our internal scientific resources and collaborations with others, such as our efforts with Synpromics Limited, which was acquired by AskBio (a unit of Bayer AG) and provides expertise in synthetic promoter development and optimization, and the University of Florida, which provides us with expertise in vector design and access to novel capsids.

Since our inception, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology, otology, CNS, and alpha-1 antitrypsin deficiency, an inherited orphan lung disease, including manufacturing product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily through public offerings of our common stock and warrants to purchase our common stock, private placements of our preferred stock, collateralized borrowing and collaborations. We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the United States Food and Drug Administration, or the FDA, and by patient advocacy groups such as The Foundation Fighting Blindness and the Alpha-1 Foundation.

We have incurred losses from operations in each year since inception, except for fiscal year 2017, wherein we reported net income of $0.4 million due, in part, to profits from a collaboration agreement that was ultimately terminated in March 2019. For the nine months ended March 31, 2021 and 2020, we reported net losses of $45.7 million and $31.4 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and general and administrative and other expenses associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities as we:

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

As of March 31, 2021, we had cash and cash equivalents and liquid investments totaling $111.0 million. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our available cash and cash equivalents and investments will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs into calendar year 2023. In order to complete the XLRP Phase 2/3 trial, obtain regulatory approval for our lead product candidates and build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, acquisitions or other business development activities, or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates and continue our research and development efforts.

Recent Developments

XLRP

In November 2020, we announced a modification to the primary endpoint for our XLRP Phase 2/3 (“Vista”) and Phase 1/2 Expansion (“Skyline”) trials based on comments received from the FDA. The design of our XLRP Vista trial is expected to include approximately 60 patients randomized across three arms: a low-dose group (the 1.2E+11 vg/mL Group 2 dose from the ongoing Phase 1/2 trial), a high-dose group (the 1.1E+12 vg/mL Group 5 dose from the ongoing Phase 1/2 trial) and an untreated control group. The primary endpoint will be visual sensitivity defined as having at least a 7 decibel improvement in visual sensitivity in at least 5 pre-specified loci at Month 12. Together with a third-party vendor, we have developed a machine learning algorithm that, on a patient-by-patient basis, predicts the loci most likely to improve through evaluation of baseline visual sensitivity. The algorithm was developed using the microperimetry data available to date from the Phase 1/2 dose escalation study. Secondary endpoints include mean change in visual sensitivity, improvements in visual acuity and improvements in performance on a visual navigation course. We also plan to include a masked interim analysis at Month 6, with that data expected to be released in the fourth quarter of calendar year 2022, which may provide us with the opportunity to adjust the trial, if necessary, to optimize outcomes.

In November 2020, we also provided additional data from our XLRP Phase 1/2 trial that indicated 2 of 8 evaluable centrally dosed patients in Groups 2 and 4 were responders at Month 12. A third patient, who was a responder at Month 6, fell just below the responder criterion. All eight evaluable patients also showed stable or improving visual acuity. In addition, we provided six-month data for the 11 centrally dosed patients in Groups 5 and 6 and reported that 5 of 11 patients were responders at Month 6. Nine of these patients also had stable or improving visual acuity. If we apply the planned XLRP Vista trial inclusion criteria, 3 of the 11 patients in Groups 5 and 6 would be removed from the analysis, and 5 of 8 patients, or 62%, would be considered responders. We do not have a control arm in the Phase 1/2 trial, which will be part of our XLRP Vista trial and necessary to evaluate efficacy.

In May 2021, we provided 12-month data from our XLRP Phase 1/2 trial from seven patients in Group 5 and four patients in Group 6. One patient in Group 5 and two patients in Group 6 would not meet the inclusion criteria for the Skyline and Vista trials, resulting in a total of eight patients who were included in the responder analysis. Four of these eight patients (50%) were considered responders, all four of whom met the strict criteria of at least a 7 decibel improvement in at least 5 loci. One additional patient did not meet these criteria but had a statistically significant improvement in retinal sensitivity in the treated eye compared with the untreated eye at 12 months.

Consistent with previously reported 6-month data from Groups 2, 4, 5 and 6, assessment of Best Corrected Visual Acuity (“BCVA”) in these groups at 12 months continues to provide supportive evidence of improved visual acuity in these patients; the difference between treated and untreated eyes is statistically significant. We believe that these data, together with the favorable safety profile, have the potential to differentiate our XLRP candidate from competitors.

Data from three of the seven Group 4 patients were available for analysis at Month 24, including two who were responders at Month 12 (one by the 7 decibel change in at least 5 loci response criteria and the other based on improved retinal sensitivity in the treated eye compared with the untreated eye). These two patients are still responders at Month 24 according to the same criteria; the third patient who has reached Month 24 was not a responder at Month 12 or Month 24. To the best of our knowledge, this is the first XLRP gene therapy clinical trial to demonstrate continued durability of response at this time point.

Data from all 28 patients across six dose groups in the Phase 1/2 trial continue to demonstrate a favorable safety profile with no dose-limiting inflammatory responses observed. This safety profile, which has shown no clinically significant inflammation not manageable with steroids, continues to be observed out to 24 months.

We believe that we have a best-in-class XLRP product candidate that may provide significant benefits to patients with XLRP. We expect to:

•	present 12-month trial results from the ongoing Phase 1/2 clinical trial at the American Academy of Ophthalmology Annual Meeting in November 2021;

•	provide Skyline trial results from the 3-month masked interim analysis in the fourth quarter of calendar year 2021;

•	provide Skyline trial results from the 12-month data in the third quarter of calendar year 2022; and

•	provide Vista trial results from the 6-month masked interim analysis in the fourth quarter of calendar year 2022.

As part of the Skyline trial, we intend to dose a total of 12 additional patients across two dose groups. The Skyline trial is intended to evaluate the correlation of a new mobility navigation course developed for use with retinitis pigmentosa patients, with the primary endpoint of visual sensitivity at pre-specified loci, providing such data within the earliest timeframe. This trial will have the same overall design as the XLRP Vista trial.

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

In January 2021, we reported results based on a patient-by-patient analysis of data from both ACHMB3 and ACHMA3 trials. For ACHMB3, this consisted of 12-month data from 15 patients, 9-month data from five patients, 6-month data from three patients and 3-month data from three patients for a total of 26 patients across all dose groups. These results reflect a further analysis of certain data discussed in November 2020 together with new data that became available in January 2021. Seven of the 16 patients in the three highest dose groups in the ACHMB3 trial showed improvements in visual sensitivity in the treated area, as measured by static perimetry. No consistent results were seen in the other dose groups. In a subset of these patients with evaluable multi-focal electroretinograms (“ERGs”), improvements in electrical signaling were measurable in the same treated area.

For ACHMA3, the new data analysis consisted of 12-month data from 10 patients, 9-month data from four patients, 6-month data from one patient and 2- or 3-month data from three patients for a total of 18 patients across five dose groups. One additional patient did not have evaluable data. In the 16 patients in the four highest dose groups, three patients showed improvements in visual sensitivity in the treated area, as measured by static perimetry. No consistent results were seen in other dose groups. None of these three patients with improvements in visual sensitivity had evaluable ERGs.

We currently plan to focus on completion of enrollment of pediatric patients in the two highest dose groups in our ACHMB3 and ACHMA3 trials. Our progress was previously hampered by the COVID-19 pandemic, but patients are now being identified and scheduled for screening at multiple sites. In addition, we have amended the study protocol for these trials to allow enrollment of patients as young as 4 years of age and to include both functional magnetic resonance imaging (“fMRI”) and improved color brightness tests. We are hopeful that these changes, combined with longer follow-up times, will add to the developing body of evidence and support the anecdotal patient-reported outcomes. We expect to report 12-month data from the adult patients in both trials in the second quarter of calendar year 2021, and preliminary 3-month data from the pediatric patients in both trials are anticipated in the fourth quarter of calendar year 2021.

Build-To-Suit Manufacturing and Quality Control Facility in Alachua, Florida

In May 2021, we announced that we initiated plans to lease a build-to-suit 21,250 square foot current Good Manufacturing Practices (“cGMP”) manufacturing and quality control facility adjacent to our Florida facility to prepare for late-stage development of our XLRP and ACHM programs. Leasing this cGMP facility is part of our strategy to enable more rapid filing of a Biologics Licensing Application and commercial launch of our XLRP candidate upon potential FDA approval. The cGMP facility is also expected to support more rapid advancement of our product pipeline while providing supply chain redundancy and reducing manufacturing risk. We anticipate that the build-out of the new manufacturing and quality control facility will be completed during the second half of calendar year 2022.

Additional information regarding our new cGMP manufacturing and quality control facility can be found in Note 11 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Underwritten Public Offering

On February 1, 2021, we closed an underwritten public offering of 16,741,573 shares of our common stock, together with accompanying warrants to purchase 8,370,786 shares of our common stock. The combined offering price of each share of common stock and accompanying warrant was $4.45, generating gross proceeds of $74.5 million, before deducting underwriting discounts, commissions and other offering expenses payable by us, which totaled $5.2 million. The warrants have an exercise price of $6.00 per share (subject to certain adjustments), are immediately exercisable and expire on February 1, 2026.

We intend to use the net proceeds from the offering, together with other available funds, to fund our ongoing Skyline trial and XLRP Vista trial and our ongoing Phase 1/2 clinical trials in our ACHMB3 and ACHMA3 programs, and for working capital and other general corporate purposes.

At-The-Market Offering Program

On April 2, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. as sales agent to sell shares of our common stock, from time to time, through an “at-the-market offering” program having an aggregate offering price of up to $50.0 million. However, we are not obligated to sell any shares under the agreement.

Long-Term Debt Agreement

Effective May 13, 2021, our long-term loan agreement was amended (the “Amendment”) whereby, among other things: (i) a term loan advance of $10.0 million was authorized by the lenders and advanced to us on such date; (ii) the period that we will make interest-only payments on outstanding borrowings was extended to March 31, 2022; and (iii) the maturity date of the facility was extended from December 1, 2023 to April 1, 2024. Subject to certain conditions provided in the Amendment, the interest-only period and the maturity date can be further extended. Subject to the lenders’ investment committee’s sole discretion, we have the right to request that the lenders make additional term loan advances in an aggregate principal amount of up to $5.0 million. However, there can be no assurances that any term loan advances will be funded by the lenders in the future.

Additional information regarding our long-term loan agreement and the Amendment can be found in Note 6 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

Otonomy

During October 2019, we entered into a strategic collaboration agreement with Otonomy to co-develop and co-commercialize an adeno-associated virus-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene (“GJB2”) – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately 30% of all genetic hearing loss cases. Patients with this mutation can have severe-to-profound deafness in both ears that is identified in screening tests routinely performed in newborns. Under the collaboration agreement, the parties began equally sharing the program costs and proceeds in January 2020 and can include additional genetic hearing loss targets in the future.

Additional information regarding the Bionic Sight and Otonomy collaborative agreements can be found in Note 7 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, judgments and methodologies, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, current conditions, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. Moreover, we may need to change the assumptions underlying our estimates due to risks and uncertainties related to the COVID-19 pandemic or otherwise and those changes could have a material adverse effect on our statements of operations, financial condition and cash flows.

During the nine months ended March 31, 2021, there were no significant changes to our critical accounting policies and estimates. For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimations and which could, if different judgments or estimates were made, materially affect our reported results of operations, financial position and cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2020 Form 10-K.

New Accounting Pronouncements

Refer to Note 2 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information about recently issued accounting standards.

Financial Operations Review

Revenue

We primarily generate revenue through: (i) collaboration agreements; (ii) sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates; and (iii) federal research and development grant programs. However, we did not recognize any revenue during the three and nine months ended March 31, 2021. In the future, we may generate revenue from product sales (if any products are approved), license fees, milestone payments, development services, research and development grants, or from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property. See Note 11 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q for information regarding a license agreement that we entered into in April 2021.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates and include:

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in or execution of any of our clinical trials, which could be adversely impacted by the COVID-19 pandemic, we could be required to expend significant additional financial resources and time on the completion of clinical development.

From our inception and through March 31, 2021, we have incurred approximately $272.6 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and explore potential applications of our gene therapy platform in other indications.

General and administrative and other expenses

General and administrative and other expenses primarily consist of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, legal, business development, finance and human resource functions. Other general and administrative expenses include costs to support employee training and development, board of directors’ costs, depreciation, insurance, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, including patent-related expenses, and accounting, investor relations, corporate communications and information technology services. We anticipate that our general and administrative and other expenses will continue to increase in the future as we hire additional employees to support our research and development efforts, collaboration arrangements, and the potential commercialization of our product candidates. Additionally, if and when we believe that regulatory approval of our first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Investment income, net

Investment income, net consists of interest earned on cash and cash equivalents and held-to-maturity investments in debt securities. During the three and nine months ended March 31, 2021, investment income, net declined by $0.3 million and $1.0 million, respectively, when compared to the comparable periods in the prior year. Such reductions in investment income, net were primarily due to lower interest rates in the marketplace.

Interest expense

Interest expense during the three and nine months ended March 31, 2021 was primarily attributable to the loan agreement that we entered into on June 30, 2020.

Provision for income taxes

Income tax expense for the three and nine months ended March 31, 2021 was $21,000 and $62,000, respectively, compared to $21,000 and $63,000 for the three and nine months ended March 31, 2020, respectively. During those periods, income tax expense was primarily due to estimated interest and penalties on our uncertain tax positions. See Note 8 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q for information regarding significant changes to our uncertain tax positions subsequent to March 31, 2021 and the corresponding favorable effect on our future income tax expense or benefit.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Research and development expenses

The table below summarizes our research and development expenses by product candidate or program for the periods indicated.

	Three Months Ended March 31,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
External research and development expenses:
XLRP	$3,201	$1,075	$2,126	>100%
ACHM	1,147	1,622	(475)	(29)%
XLRS	147	224	(77)	(34)%
Research and discovery programs	1,211	438	773	176%

Total external research and development expenses	5,706	3,359	2,347	70%

Internal research and development expenses:
Employee-related costs	3,051	3,007	44	1%
Share-based compensation	280	508	(228)	(45)%
Other	1,923	1,434	489	34%

Total internal research and development expenses	5,254	4,949	305	6%

Total research and development expenses	$10,960	$8,308	$2,652	32%

External research and development expenses consist of collaboration, licensing, manufacturing, testing and other miscellaneous costs that are directly attributable to our most advanced product candidates and discovery programs. We do not allocate employee-related costs, including share-based compensation, costs associated with broad technology platform improvements or other indirect costs, to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as internal research and development expenses in the table above.

Research and development expenses for the three months ended March 31, 2021 and 2020 were $11.0 million and $8.3 million, respectively, an increase of $2.7 million, or 32%. Such increase was primarily attributable to:

•	$2.1 million of increased external spending for our XLRP trials due to our planned manufacturing, clinical site preparation and other activities related to our Skyline trial and XLRP Vista trial;

•

$0.8 million of increased external spending for our research and discovery programs, which was primarily due to planned material production costs in connection with our CNS preclinical program targeting FTD; and

•

$0.5 million of increased other internal research and development expenses for temporary staffing and consultants while we recruit new employees, partially offset by a reduction in laboratory supply costs due to the timing of our needs.

Such increases were partially offset by a $0.5 million decrease in external spending for our ACHM trials and a $0.2 million decrease in our share-based compensation expense. The decrease in ACHM expenses was primarily due to reduced patient enrollment, patient visits and new site activations during the three months ended March 31, 2021 when compared to the prior year, all of which reduce our overall clinical programs costs, partially offset by incremental expenses for our mobile vision center. The decline in share-based compensation expense was principally due to the cost attributable to a performance-based stock option award that achieved a milestone during the three months ended March 31, 2020 with no corresponding current year activity.

General and administrative and other expenses

The table below summarizes our general and administrative and other expenses for the periods indicated.

	Three Months Ended March 31,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
Employee-related costs	$1,241	$1,405	$(164)	(12)%
Share-based compensation	315	367	(52)	(14)%
Legal and professional fees	329	97	232	>100%
Other	1,643	1,265	378	30%

Total general and administrative and other expenses	$3,528	$3,134	$394	13%

General and administrative and other expenses for the three months ended March 31, 2021 and 2020 were $3.5 million and $3.1 million, respectively, an increase of $0.4 million, or 13%. Such increase was primarily due to higher (i) legal fees resulting from increased reliance on external legal counsel and (ii) recurring operating and business development costs pertaining to normal operations. Such increases were partially offset by a reduction in employee-related costs of $0.2 million that resulted from a lower current year corporate headcount when compared to the prior year.

Comparison of the nine months ended March 31, 2021 and 2020

Revenue

During the nine months ended March 31, 2020, we recognized total revenue of $2.5 million. We did not recognize any revenue during the nine months ended March 31, 2021.

During December 2019, Bionic Sight met a milestone related to clearance of filing of an Investigational New Drug application under its collaboration agreement with us and, as a result, we recognized $2.2 million of non-cash collaboration revenue during the nine months ended March 31, 2020 in connection with in-kind contributions made since inception of the Bionic Sight collaboration agreement. Additional information regarding the Bionic Sight collaborative agreement can be found in Note 7 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q. During the nine months ended March 31, 2020, we also recorded $0.2 million and $0.1 million of grant revenue and other milestone revenue, respectively.

Research and development expenses

The table below summarizes our research and development expenses by product candidate or program for the periods indicated.

	Nine Months Ended March 31,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
External research and development expenses:
XLRP	$11,930	$2,646	$9,284	>100%
ACHM	3,997	5,028	(1,031)	(21)%
XLRS	299	664	(365)	(55)%
Research and discovery programs	2,228	1,552	676	44%

Total external research and development expenses	18,454	9,890	8,564	87%

Internal research and development expenses:
Employee-related costs	9,466	9,301	165	2%
Share-based compensation	866	1,183	(317)	(27)%
Other	5,611	4,951	660	13%

Total internal research and development expenses	15,943	15,435	508	3%

Total research and development expenses	$34,397	$25,325	$9,072	36%

Research and development expenses for the nine months ended March 31, 2021 and 2020 were $34.4 million and $25.3 million, respectively, an increase of $9.1 million, or 36%. Such increase was primarily attributable to:

•	$9.3 million of increased external spending for our XLRP trials due to our planned manufacturing, clinical site preparation and other activities related to our Skyline trial and XLRP Vista trial;

•

$0.7 million of increased external spending for our research and discovery programs, which was primarily due to planned material production costs in connection with our CNS preclinical program targeting FTD; and

•

$0.7 million of increased other internal research and development expenses for temporary staffing and consultants while we recruit new employees, partially offset by a reduction in laboratory supply costs due to the timing of our needs.

Such increases were partially offset by: (i) a $1.0 million decrease in external spending for our ACHM trials; (ii) a $0.4 million decrease in expenses in connection with the wind-down of our X-linked retinoschisis, or XLRS, program; and (iii) a $0.3 million decrease in our share-based compensation expense. The decrease in ACHM expenses was primarily due to reduced patient enrollment, patient visits and new site activations during the nine months ended March 31, 2021 when compared to the prior year, all of which reduce our overall clinical programs costs, partially offset by incremental expenses for our mobile vision center. The decline in share-based compensation expense was due to, among other things, the cost attributable to a performance-based stock option award that achieved a milestone during the nine months ended March 31, 2020 with no corresponding current year activity.

General and administrative and other expenses

The table below summarizes our general and administrative and other expenses for the periods indicated.

	Nine Months Ended March 31,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
Employee-related costs	$3,675	$4,142	$(467)	(11)%
Share-based compensation	999	1,191	(192)	(16)%
Legal and professional fees	1,238	330	908	>100%
Other	4,356	3,827	529	14%

Total general and administrative and other expenses	$10,268	$9,490	$778	8%

General and administrative and other expenses for the nine months ended March 31, 2021 and 2020 were $10.3 million and $9.5 million, respectively, an increase of $0.8 million, or 8%. Such increase was primarily due to higher (i) legal fees resulting from increased reliance on external legal counsel and (ii) recurring operating and business development costs pertaining to normal operations. Such increases were partially offset by a reduction in employee-related costs of $0.5 million that resulted from a lower current year corporate headcount when compared to the prior year.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception and, as of March 31, 2021, we had an accumulated deficit of $227.1 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development expenses and general and administrative and other expenses will continue to increase and, as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Most recently, we received: (i) $34.8 million of proceeds from the issuance of our common stock, net of issuance costs, in February 2020; (ii) $9.9 million of loan proceeds, net of debt discounts, in June 2020; and (iii) net proceeds of $69.3 million in February 2021 from the underwritten public offering that is described above under “Recent Developments.” Subsequent to March 31, 2021, we received $10.0 million of additional loan proceeds, before any debt discounts and related financing fees and costs, from our existing long-term debt agreement. Among other things, those proceeds are expected to fund certain costs in connection with our lease of a new cGMP build-to-suit manufacturing and quality control facility in Alachua, Florida. Additional information regarding our long-term loan agreement and the new manufacturing and quality control facility can be found in Notes 6 and 11, respectively, to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q, as well as above under “Recent Developments.”

We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our projected cash position and access to capital. We will continue to assess our cash position and, if circumstances warrant, make appropriate adjustments to our operating plan.

Cash in excess of immediate requirements is invested in accordance with our investment policy, which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within twelve months. As of March 31, 2021, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of U.S. Treasury securities, none of which mature more than twelve months after the balance sheet date, consistent with our investment policy that seeks to maintain adequate liquidity and preserve capital.

Cash flows

The table below sets forth the primary sources and uses of cash for the periods indicated.

	Nine Months Ended March 31,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
Net cash provided by (used in):
Operating activities	$(37,738)	$(27,854)	$(9,884)	(35)%
Investing activities	19,158	24,411	(5,253)	(22)%
Financing activities	69,648	35,231	34,417	98%

Net increase in cash and cash equivalents	$51,068	$31,788	$19,280	61%

Operating activities. For both the nine months ended March 31, 2021 and 2020, cash used in operating activities was primarily the result of research and development expenses and general and administrative and other expenses incurred in conducting normal business operations. Specifically, the cash used in operating activities of $37.7 million during the nine months ended March 31, 2021 was due to a net loss of $45.7 million, partially offset by non-cash items in our statement of operations of $3.6 million and favorable changes in our operating assets and liabilities of $4.4 million. The cash used in operating activities of $27.9 million during the nine months ended March 31, 2020 was due to a net loss of $31.4 million, partially offset by non-cash items in our statement of operations of $1.0 million and favorable changes in our operating assets and liabilities of $2.5 million.

Investing activities. Cash provided by investing activities of $19.2 million during the nine months ended March 31, 2021 consisted primarily of cash proceeds of $41.5 million from maturities of investments, net of investment purchases of $21.0 million, partially offset by purchases of property and equipment of $1.0 million and intellectual property costs of $0.4 million. Cash provided by investing activities of $24.4 million during the nine months ended March 31, 2020 consisted primarily of cash proceeds of $63.5 million from maturities of investments, net of investment purchases of $33.9 million, partially offset by an equity investment in Bionic Sight of $4.0 million, purchases of property and equipment of $0.8 million and intellectual property costs of $0.3 million.

Financing activities. Cash provided by financing activities of $69.6 million during the nine months ended March 31, 2021 included (i) proceeds of $69.3 million from the issuance of common stock and accompanying warrants, net of issuance costs, and (ii) proceeds from exercises of common stock options of $0.7 million. These items were partially offset by (i) payments for deferred financing fees and taxes related to equity awards and (ii) principal payments on a finance lease. Cash provided by financing activities of $35.2 million during the nine months ended March 31, 2020 primarily consisted of proceeds of $34.9 million from the issuance of common stock, net of issuance costs, and proceeds from exercises of common stock options of $0.3 million, partially offset by principal payments on a finance lease.

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

We believe that our available cash and cash equivalents and investments, which totaled $111.0 million on March 31, 2021, will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs into calendar year 2023. However, we will require substantial additional funding to finish our XLRP Vista trial, complete the process necessary to seek regulatory approval for our lead product candidates and build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2021.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. However, due to the nature of our business, we may be subject to lawsuits or other claims arising at any particular time in the ordinary course of our business, and we expect that this situation will continue to be the case in the future.

ITEM 1A.	RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2020 (the “2020 Form 10-K”) for information regarding our risk factors. Except as noted below, there have been no material changes in the risk factors included in the 2020 Form 10-K.

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

ITEM 5.	OTHER INFORMATION

Manufacturing Facility Lease

On May 13, 2021, the Company entered into a Lease (the “Lease”) with Alachua Foundation Park Holding Company II, LLC, as Landlord, for a to-be-constructed build-to-suit single story facility of approximately 21,250 square feet to be known as Foundation Park Building II, 14100 N.W. 113th Terrace, Alachua, Florida (the “Premises”) for office, research and development, laboratory, light pharmaceutical and medical systems manufacturing and fabrication and distribution use. The Landlord will be responsible for all permitting, site and infrastructure preparation work and construction of the shell and core of the building and the quality control laboratory portion of the building. The Company will be responsible for completion of the remaining tenant fit out work. The Landlord will be responsible for the cost of the base building work and will contribute approximately $6.0 million towards the tenant fit out work, with the Company responsible for all costs in excess of such amount.

The Lease will commence upon substantial completion of the Premises, including the tenant fit out work, estimated to be completed in the second half of calendar year 2022 (the “Commencement Date”), and the rent commencement date will occur simultaneous with the Commencement Date, provided that the Company will not pay base rent for the first twelve months of the term of the Lease and reduced rent for the next six months of the term (as further outlined below). The initial lease term is twenty years from the Commencement Date (the “Term”). Under the Lease, the Company will pay annual base rent as set forth below.

Lease Months	Annual Base Rent
1-12	$—
13-18	$637,500
19-30	$1,253,750
Base rent shall increase 1.5% each lease year (12-month period) thereafter commencing in month 31 for the remainder of the Term.

During the Term, the Company will also pay its share of operating expenses, taxes and any other expenses payable under the Lease. The Lease includes three extension options of five years each at an annual base rental rate of the greater of a 1.5% increase from the previous year or pursuant to the increase in the Consumer Price Index for the applicable prior year.

In addition, the Lease provides the Company with a one-time option to terminate the Lease after year 16.5 by providing notice of such termination prior to the end of the 15th Lease year and paying a termination fee of $3.3 million. The Company has the further option to expand the facility to double the initial square footage during the first five years of the Term.

The Lease also includes customary representations, warranties and covenants on behalf of the parties and provides for certain customary mutual indemnities. No security deposit is required upon lease execution, provided that the Landlord reserves the right to instate a security deposit if the Company defaults in its Lease obligations.

Amendment to Hercules Loan Agreement

On May 13, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with the several banks and other financial institutions or entities from time to time parties to the Loan and Security Agreement (collectively, referred to as the “Lenders”), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lenders, which amends certain terms of the Loan and Security Agreement.

The First Amendment provides for, among other things, (i) a second term loan advance under the Loan Agreement of $10.0 million, which was authorized by the Lenders and advanced to the Company on May 13, 2021, and (ii) an extension of the Company’s option to draw down an additional tranche of up to $5.0 million of the $25.0 million term loan facility provided under the Loan and Security Agreement (the “Term Loan”), subject to the Lenders’ investment committee’s sole discretion, among other customary conditions, to prior to April 1, 2022 or, if certain conditions are satisfied, then prior to January 1, 2023. The First Amendment also (i) extends the interest-only payment period to March 31, 2022, with the possibility to extend the interest-only period to December 31, 2022 upon the Company’s achievement of certain performance milestones, and (ii) extends the maturity date of the Term Loan to April 1, 2024 or, in the event that the Company meets certain conditions, including achievement of certain performance milestones, then July 1, 2024.

Departure of Chief Financial Officer and Officer Appointments

On May 12, 2021, William A. Sullivan, the Chief Financial Officer and Treasurer of the Company, notified the Company that he will be resigning from his positions, effective June 9, 2021 (the “Termination Date”). On May 13, 2021, the Company appointed Gerald A. Reynolds, age 58, as its Chief Accounting Officer, principal accounting officer and Treasurer, in each case effective on the Termination Date. Susan B. Washer, the Company’s President and Chief Executive Officer will serve as the Company’s principal financial officer effective on the Termination Date.

Mr. Reynolds has served as the Company’s Vice President, Accounting since March 2020. Prior to joining the Company, Mr. Reynolds was Director of External Financial Reporting at Gartner, Inc., a global research and advisory firm, from March 2017 to March 2020. From January 2016 to February 2017, Mr. Reynolds was Vice President of Financial Reporting at WCI Communities, Inc., a lifestyle community developer and luxury homebuilder, and from October 2013 to December 2015 he was Director of Financial Reporting at WCI Communities, Inc. Prior to that, Mr. Reynolds was Director of Financial Reporting at Health Management Associates, Inc., a hospital owner and healthcare services provider to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States, from May 2005 to April 2013. Mr. Reynolds received a B.B.A. in accounting from Adelphi University and an M.S. in taxation from Long Island University, C.W. Post Campus.

There are no arrangements or understandings between Mr. Reynolds and any other persons pursuant to which he was appointed as principal accounting officer, there are no family relationships among any of the Company’s directors or executive officers and Mr. Reynolds and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

On May 14, 2021, the Company entered into a First Amendment to Employment Agreement with Mr. Sullivan (the “Amendment”). Pursuant to the terms of the Amendment, for six months following the Termination Date, the Company will contribute to the cost of COBRA continuation coverage at the same rate it contributed to Mr. Sullivan’s coverage prior to the Termination Date. In addition, Mr. Sullivan will receive a payment equal to six months of his current base salary and a prorated bonus for the fiscal year ending June 30, 2021. The Amendment also provides that any stock options previously granted to Mr. Sullivan by the Company that are unvested as of the Termination Date will continue to vest through and including December 31, 2021, and Mr. Sullivan will be permitted to exercise any vested stock options held by him until the later to occur of (i) December 31, 2022 and (ii) the date that is 90 calendar days after the date on which the Company issues a press release that reports the six-month masked interim analysis in the XLRP Vista trial.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014 (File No. 001-36370))

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014 (File No. 001-36370))

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date January 28, 2021, filed with the SEC on January 29, 2021 (File No. 001-36370))

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following interactive Data Files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (eXtensible Business Reporting Language): (a) Condensed Balance Sheets as of March 31, 2021 and June 30, 2020; (b) Condensed Statements of Operations for the three and nine months ended March 31, 2021 and 2020; (c) Condensed Statements of Stockholders’ Equity for the three and nine months ended March 31, 2021 and 2020; (d) Condensed Statements of Cash Flows for the nine months ended March 31, 2021 and 2020; and (e) Notes to such Unaudited Condensed Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ William A. Sullivan
William A. Sullivan, Chief Financial Officer

Date: May 17, 2021