Form 10-K
period 2021-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2021-09-23
CIK 1273636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $105.4 million, computed by reference to the closing sales price of the common stock as reported by the Nasdaq Global Market on December 31, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

The number of shares of the registrant’s common stock outstanding as of September 16, 2021 was 42,859,675.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be provided in Part III of this Annual Report on Form 10-K will be provided by a definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 28, 2021.

APPLIED GENETIC TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2021

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

There may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K after we file it, whether as a result of any new information, future events or otherwise. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” “AGTC” or the “Company” refer to Applied Genetic Technologies Corporation.

Item 1.	BUSINESS

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for patients suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we continue to progress clinical programs in X-linked retinitis pigmentosa (XLRP) and achromatopsia (ACHM). In addition, we have a partnered clinical-stage program in optogenetics, and preclinical programs in central nervous system (CNS), ophthalmology, and otology indications. With several important clinical milestones on the horizon, we believe that we are well positioned to advance our XLRP product candidate through our XLRP Phase 1/2 Expansion, or Skyline and XLRP Phase 2/3, or Vista, clinical trials (described below) as well as our ACHMB3 product candidate towards a pivotal trial. We will work with the United States Food and Drug Administration, or the FDA, to plan for late-stage development of our ACHM product candidate. In addition to our product pipeline, we have also developed broad technological capabilities in the design, construction and manufacture of viral vectors using adeno-associated virus (AAV) technology. Finally, we have augmented these capabilities through multiple academic and commercial collaborations which provide us with additional expertise.

Our Strategy

Our objective is to become a leader in developing and commercializing gene therapy treatments for patients with severe diseases, with an initial focus in ophthalmology, and thereby provide a better life for patients. Our strategy to accomplish this goal is to:

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

•

Continue our leadership position in orphan ophthalmology. We have developed significant experience in the orphan ophthalmology space through our ongoing work on XLRP and ACHM, our previous experience in X-linked retinoschisis (XLRS) and Leber’s Congenital Amaurosis Type 2 (LCA2) and in our preclinical ophthalmology programs. We are applying this knowledge to additional preclinical programs.

•

Leverage capabilities into larger ocular market opportunities. The insight and understanding gained in connection with our inherited retinal disease programs enhance the capabilities to apply our technology to larger ophthalmology indications such as our preclinical program in dry age-related macular degeneration, or AMD.

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

•	Pursue indications outside of ophthalmology with high unmet medical need and strong probability of a streamlined clinical, regulatory and commercial pathway.

We will continue to use a consistent framework to focus on diseases for which:

•	the underlying genetic defect is well characterized;

•	the underlying genetic defect can be addressed by approaches amenable with the use of AAV, such as gene replacement, RNA targeting sequences, or antibody delivery; and

•	predictive animal models exist and for which clinical endpoints are objective and accepted by regulatory authorities.

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

•

Expand our manufacturing capabilities. We continue to invest in the development and expansion of our internal manufacturing capabilities with a particular focus on adding facilities while enhancing the productivity, scalability and purity of our manufacturing platform. Our late-stage, commercial manufacturing process has demonstrated it can produce thousands of ophthalmology doses from a 50L bioreactor with an approximately 90% full to empty capsid ratio and greater than 97% purity levels as demonstrated in multiple batches completed by our personnel as well as batches completed at a Contract Development and Manufacturing Organization (CDMO). Our process development and pilot manufacturing facility is used to manufacture early stage research materials, and we are currently expanding our in-house capabilities through the lease of a build-to-suit 21,250 square foot current Good Manufacturing Practices (“cGMP”) manufacturing and quality control facility adjacent to our current Florida facility. We plan to support the facility development through a combination of robust tenant improvement allowances and tiered rental rates during the construction and initial occupancy period. The facility will encompass manufacturing and analytical functions. This facility will be a state-of-the-art, cGMP-compliant production and testing facility for AAV-based gene medicines capable of clinical and commercial batch production. Once this facility is up and running, we expect it will further decrease our dependence on contract manufacturing and testing organizations and allowing our internal subject matter experts to fully engage in the production activities. We believe that these investments will facilitate the more rapid advancement of our product candidates through regulatory approval while reducing risk and will enhance the therapeutic and commercial potential of our gene therapy platform. The cell and gene therapy industry, as well as the greater biotechnology field, continues to be challenged by COVID-19-related supply chain disruptions. Our ability to execute at our current and planned facilities will depend on our ability to access raw materials and other necessary supplies, such as non-human primates (NHP) for our toxicology testing in order meet programmatic needs and timing.

Our Initial Focus in Ophthalmology and Other Areas

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

Our most advanced product candidates consist of three ophthalmology development programs across two targets: XLRP caused by mutations in the Retinitis Pigmentosa GTSase Regulator, (RPGR) gene, and ACHM, caused by mutations in either the Cyclic Nucleotide Gated Channel Subunit Beta 3 (CNGB3) gene or the Cyclic Nucleotide Gated Channel Subunit Alpha 3 (CNGA3) gene. These inherited orphan diseases of the eye are caused by mutations in single genes that significantly affect visual function and currently lack effective medical treatments.

•

XLRP is a disease of the rod and cone photoreceptors characterized by progressive degeneration of the retina, which can lead to total blindness in adult men. According to a published study, the incidence rate for retinitis pigmentosa is about one in 4,000 people and we estimate that there are about 200,000 patients in the United States and Europe combined. It is estimated that about ten percent, or 20,000, of these people have XLRP. We have completed targeted enrollment of 28 patients in our Phase 1/2 clinical trials for our XLRP product candidate and, in July 2021, reported full 12-month data showing a 50% response rate in the high dose groups. We are currently executing on our Skyline and Vista trials, which are informed by end-of phase 2 feedback received from the FDA. We plan to release 3-month data from the Skyline trial in the first half of calendar year 2022 and 6-month data from the Vista trial in the fourth quarter of calendar year 2022.

•

ACHM is characterized by the absence of cone photoreceptor function, resulting in extremely poor visual acuity, extreme light sensitivity, day blindness and complete loss of color discrimination. According to a published study, the incidence rate for ACHM is approximately one in 30,000 people, and we therefore estimate that there are about 27,000 patients in the United States and Europe combined. Of these patients, about 75% to 85% have the form of disease caused by mutations in the CNGB3 gene or the CNGA3 gene. We have completed planned enrollment of adult patients in our Phase 1/2 clinical trials for both our ACHM CNGB3 product candidate and our ACHM CNGA3 product candidate and, in July 2021, reported full 12-month data showing clinically meaningful improvement in ACHMB3 patients in the high and pediatric groups but weaker biologic signals in the ACHMA3 patients. Based on the improvements seen in the ACHMB3 patients, we are preparing an End of Phase 2 (EOP2) submission and request a meeting with the FDA to receive feedback on our late-stage plans for ACHMB3. We plan to release 3-month data for high dose pediatric patients, both ACHMB3 and ACHMA3 in the fourth quarter of calendar year 2021.

In addition to our most advanced ophthalmological product candidates, we have a collaboration with Bionic Sight to develop an optogenetics product candidate for patients with advance retinal disease and a preclinical program for our Dry AMD product candidate, a gene therapy focused on Complement Factor H, or CFH.

•

Optogenetics: In addition to these two lead ophthalmology programs, we have a collaboration with Bionic Sight to develop an optogenetic product candidate for patients with advanced retinal disease. This clinical stage program leverages a unique optogenetic protein, administered by intravitreal injection in an AAV vector, that is activated with a neural coding device using Bionic Sight’s proprietary algorithm to convert what the patient is viewing into signals the brain can understand. In March 2021, Bionic Sight, which has responsibility for conducting the clinical trial, reported promising results in its first two cohorts of patients. Bionic Sight reported that these patients, all of whom have complete or near-complete blindness, can now see light and motion, and, in two cases, can detect the direction of motion. The product appears to be safe and well tolerated and Bionic Sight is continuing to enroll patients at higher doses.

•

Dry AMD: Individuals with mutations in CFH, which is a component of the dysregulated complement pathway, have an increased risk of developing AMD that is six times greater than those who do not have such mutation (Sepp et al., 2006). Preclinical data in relevant animal models support the approach of CFH gene augmentation as a potential therapeutic strategy for AMD. Based on market research, we believe there may be as many as 600,000 patients in the United States that would benefit from a CFH gene therapy approach. The full length CFH gene is too large to fit into a single AAV and, therefore, we have re-engineered the gene and have determined that our construct retains functionality both in vitro and in vivo. The program is positioned to proceed to investigational new drug-, or IND-, enabling safety and biodistribution studies. Due to the current global shortage of NHP test subjects, the timeline remains uncertain.

While our while our initial focus was in ophthalmology, we are also using our deep capabilities and knowledge of vector construct and design, clinical development, and manufacturing to extend our pipeline into other areas of unmet medical need where we believe an AAV gene therapy approach can potentially provide an advantage.

•

Frontotemporal dementia (FTD): FTD is a degenerative brain disorder, second only to Alzheimer’s disease in terms of prevalence and incidence in the dementia spectrum, is on the rise due to the aging population, and has no approved treatments. Mutations in the Progranulin (PGRN) gene are one of the three main genetic causes of FTD, representing approximately 20% of familial FTD, and accounting for 7,500 to 15,000 cases in the United States and European Union. We have identified a unique capsid, gene and promoter construct that we believe, based on our preclinical data to date, will be more effective in patients than other approaches and are proceeding to IND-enabling safety and biodistribution studies. Due to current global shortage of NHP test subjects, the timeline remains uncertain.

•

Amyotrophic lateral sclerosis (ALS): ALS (Lou Gehrig’s disease) is an autosomal dominant, fatal adult-onset disease with no truly effective therapy. It is the most common adult-onset motor neuron disease, with approximately ~75,000 cases in the United States and European Union, and is characterized by upper and lower motor neuron degeneration. Early symptoms are muscle weakness that progresses and ultimately results in respiratory failure, with death usually occurring within 3 to 5 years of diagnosis. There are both sporadic (~90%) and familial (~10%) forms of the disease, with the most common genetic cause linked to the C9orf72 gene, representing 30-40% of cases. C9orf72 mutations are also present in FTD. We are developing a novel trivalent approach that we believe can fully address all the cellular deficits associated with the mutation and are in the process of finalizing the optimal combination of components to create a therapeutic construct that will be advanced to later stage preclinical studies.

•

Otology: Mutations in the gap junction protein beta 2 gene (GJB2) account for approximately 30% of all genetic hearing loss cases, representing approximately 90,000 cases in the United States and European Union markets. Patients with this mutation can have severe-to-profound deafness in both ears that is identified in screening tests routinely performed in newborns. In collaboration with Otonomy, Inc. (Otonomy), a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology, we are developing an AAV-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in GJB2. We and Otonomy announced promising preclinical data at the American Society of Gene and Cell Therapy (ASGCT) meeting in May 2021, demonstrating the rescue of hearing loss and cochlear morphology in two independent mouse models. The companies are conducting IND-enabling activities based on pre-IND meeting feedback from the FDA, with an IND filing anticipated in the first half of calendar year 2023.

Recent Corporate Milestones

In June 2020, to address the challenges of visiting clinics as a result of the Covid-19 pandemic and to improve the experience for patients, we launched a nationwide mobile vision testing center, staffed with certified technicians and key testing equipment, for patients enrolled in our ongoing Phase 1/2 clinical trials, and we plan to offer access to similar centers for both the Skyline and Vista trials. More than 70 patient visits at mobile vision testing centers have been completed as of June 30, 2021.

In June 2020, we announced significant productivity and quality enhancements in our proprietary manufacturing platform that are currently being used to create clinical trial material for our planned pivotal XLRP clinical trials. These enhancements will also benefit future clinical trial material for all of our programs.

In July 2020, we announced the updated development plan for our XLRP clinical program and the design of our Skyline and Vista Trials.

In August 2020, we announced the formation of a Patient Advisory Council to build on our focus of incorporating the patient and caregiver voice into our culture and clinical and preclinical programs and to provide insight and recommendations to our clinical development efforts.

In November 2020, we reported additional positive data from our ongoing Phase 1/2 clinical program in patients with XLRP.

In January 2021, we provided an update on our ongoing clinical trials in patients with ACHM. We believe that the data provides the first reported quantitative evidence of improvements in visual sensitivity, supports the positive patient reported outcomes and provides a path forward to collect additional data to fully realize the potential of this treatment.

In February 2021, we closed an underwritten public offering of common stock and warrants resulting in gross proceeds of $74.5 million, before deducting underwriting discounts, commissions and other offering expenses payable by us.

In April 2021, we and TeamedOn International announced a licensing agreement to advance gene therapy to treat XLRS, an inherited disease that causes loss of vision due to degeneration of the retina in males. TeamedOn will conduct all activities to reinitiate clinical development of our previously discontinued XLRS clinical program and we will be eligible to receive milestones and royalties based on clinical progress.

In April 2021, we announced a license with SparingVision SAS whereby we enabled SparingVision to use our proprietary cone-specific promoter technology in up to three non-competing products in exchange for an upfront license fee, and the potential to receive future milestone and royalty payments.

In May 2021, we presented abstracts at ASGCT that described improvements to our manufacturing process (Abstract 806) and the validation of a novel expression assay for use in our Vista trial (Abstract 884). Additionally, Otonomy, our collaborator in genetic hearing loss, presented data hearing recovery in relevant mouse models using our product candidate.

In May 2021, we signed a 20-year lease for a build-to-suit 21,250 square foot cGMP manufacturing and quality control facility adjacent to our Florida facility to prepare for anticipated late-stage development of our XLRP and ACHM programs.

In May 2021, we amended our long-term loan agreement and received a second term loan advance of $10.0 million. Additionally, the interest-only period and facility maturity date were extended to March 31, 2022 and April 1, 2024, respectively.

In May 2021, we announced the expansion of our leadership team with the addition of Janet Rae, RAC, as Senior Vice President, Global Regulatory Affairs and Quality, who brings extensive experience in the regulatory affairs industry specializing in drug, biologic and gene therapy products with a specialization is orphan drugs and rare disease therapy development.

In June 2021, we announced 12-month data from our on-going Phase 1/2 ACHM clinical trials showing biological activity in patients with mutations in the ACHMB3 gene.

In July 2021, we hosted a virtual Research Day that provided a review of 12-month data from the highest dose groups in our ongoing Phase 1/2 clinical trials in XLRP and an expanded analysis of the 12-month data from our ongoing Phase 1/2 clinical trials in ACHM that we reported in June 2021, including a discussion on light sensitivity and ACHM genetics.

In July 2021, The United States Adopted Name (USAN) Council notified us that it has formally assigned the USAN name laruparetigene zosaparvovec for our XLRP product candidate.

Our Strengths

We believe that the combination of our science and technology expertise as well as our product development know-how positions us well to be leaders in the gene therapy field. We believe that our strengths include:

•

Product candidates in clinical development, including three ongoing Phase 1/2 clinical trials, as well as a Phase 1/2 extension trial and plans for a Phase 2/3 trial, with enough capital to complete initial data analysis for these trials;

•

Topline interim 12-month data from our Phase 1/2 clinical trial for our XLRP product candidate that continue to show an acceptable safety profile and evidence of increase and expansion in central visual sensitivity, encouraging improvements in visual acuity, and preliminary results from quality of life surveys that support meaningful impact on patients’ lives;

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

•

Proprietary gene therapy manufacturing system, including a leased build-to-suit cGMP manufacturing and quality control facility that is under construction, capable of making significant quantities of high quality viral vectors in accordance with Good Manufacturing Practice, or GMP, standards as successfully demonstrated in seven different clinical trials, and has demonstrated a 10-fold increase in productivity as a result of our internal development efforts, which means that we can produce thousands of ophthalmology doses from a 50L bioreactor with greater than 90% full capsids and 97% purity at a cost of goods that is potentially as much as a 90-fold improvement over other methods;

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

•

Promoter: Production of the protein in the cell requires a promoter, which is a genetic element that drives expression. Certain promoters function well only in certain cell types, whereas other promoters function well in almost any cell type. We make our selection by comparing different promoters in the specific type of cells that are affected in each disease target, ideally in an animal whose physiology is close to that of humans, to find the promoter that best enables production of therapeutic levels of protein in that cell type. We have conducted internal and external research to design promoters that optimize therapeutic constructs for maximum expression with a smaller size, and increased cell specificity. We expect to perform this same type of work for each new indication we pursue.

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

Vector Manufacturing

We have built an rAAV manufacturing platform agnostic to indication, dosing requirements or market size, with demonstrated ability to generate thousands of ocular doses in modest scale stirred tank bioreactors. This scalable, proprietary, high-yield vector manufacturing process can address the most demanding material needs with minimized scaling needs. The system is turnkey, employing robust cell lines that are well characterized and have been vetted by regulatory authorities in the United States, Canada and Europe. The upstream process consistently generates vectors characterized by greater than 50% of all capsids containing full-length, target gene sequences while the downstream process further enhances this resulting in excess of 90% full capsids. The companion analytical platform for process and material characterization is comprised of over 35 product-specific assays developed and transferred to vendors, consistent with regulatory requirements for clinical development. The full suite of characterization assays has transitioned to validation activities to support regulatory approval of the production and characterization platforms. Large biotech partners have successfully transferred our technology into their facilities, and even transferred the process themselves to third party CDMOs, demonstrating an unparalleled robustness. We are augmenting our aggressive risk mitigation approach to manufacturing activities for our internal pipeline, by building our own cGMP facility as a strategic approach to our transition to late-phase clinical development and manufacturing while we continue to support our previous platform technology transfer efforts at multiple redundant CDMOs. Recent process improvements advance our upstream productivity over ten-fold relative to earlier versions of the process (figure below), and over 50-fold relative to traditional transient transfection, employing all scalable operations which have been optimized to provide a final product substantially free of process residuals, often below the quantification limits of our sensitive assays.

Our manufacturing process has been reviewed by the United States Food and Drug Administration, or the FDA, Health Canada, the Irish Medicines Board and the Israeli Ministry of Health and has been authorized for production of clinical trial material for use in clinical trials in the United States, Canada, Europe and Israel. We have successfully manufactured clinical trial material for seven different indications using three different CDMOs. Our staff have utilized our state-of-the-art process development facility to adapt our process across multiple bioreactor platforms and scales, demonstrating a robust and flexible platform capable of integrating into diverse partner, manufacturing and commercial facility environments.

We own or have licensed 38 patents and pending patent applications covering our manufacturing technology. We believe that our core competency and intellectual property estate in vector manufacturing provide a key differentiating element of our gene therapy platform.

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

Taken together, we believe that the efficiency, productivity, scalability, characterization and regulatory definition of our proprietary rAAV manufacturing platform uniquely position us to quickly transition from early phase human clinical trials to late phase, Biologics License Applications (BLA) enabling data in all our clinical programs. We are currently at commercial scale for our orphan ophthalmology programs due to our high productivity that enables us to achieve thousands of doses from a small bioreactor. Productivity (below, left) has increased 55-fold between early clinical and commercial processes at scale, while process residuals (below, right) have decreased nearly 40-fold (DNA) or greater than 10-fold (protein).

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

For each product candidate identified in our CNS preclinical programs, we will determine the optimal delivery approach to safely administer the product candidate and ensure optimal therapeutic effect.

Our Product Candidate Pipeline

Our most advanced product candidates address ophthalmology indications XLRP, ACHMB3 and ACHMA3, which are orphan diseases of the eye that are caused by mutations in single genes, significantly affect visual function starting at birth and which currently lack effective medical treatments. Ophthalmology is attractive to us as a clinical stage company because treatments for diseases affecting vision have clearly defined, objective clinical endpoints with validated measurement tools that are accepted by regulatory authorities. Other orphan drug companies have spent considerable time and resources working with regulatory authorities to identify acceptable clinical endpoints and develop measurement tools in rare diseases with limited epidemiology data available. In ophthalmology there are four accepted endpoints—visual acuity, visual fields, contrast sensitivity and color vision—that are well understood by clinicians. In addition, the FDA consistently applies these endpoints and works with industry to provide guidance on how much improvement is required for clinical relevancy. We believe that these endpoints could help accelerate the process of clinical study and regulatory approval for our ophthalmic product candidates. We have also been encouraged by guidance from FDA for rare and inherited retinal disease that we believe signals the agency’s willingness to work collaboratively on novel clinical design and novel endpoints that could help advance products to patients more efficiently.

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

Our XLRP product candidate

Our gene therapy approach to the treatment of XLRP involves using an AAV vector to insert a functional copy of the RPGR gene into the patient’s photoreceptor cells. Our XLRP product candidate (laruparetigene zosaparvovec) contains an optimized and stabilized RPGR gene and a promoter that have been shown in preclinical studies to drive efficient gene expression in primate rods and cones, as well as maintain photoreceptor function and delay disease progression in dog and mouse models of XLRP. In addition, published NHP studies have demonstrated that our proprietary AAV capsid has as much as twice the transfection efficiency in photoreceptors as is shown by capsids used in competing programs.

Clinical development

On July 22, 2021, we updated data from our on-going XLRP Phase 1/2 dose escalation trial, conducted at multiple clinical sites in the U.S. that specialize in inherited retinal diseases. The clinical protocol was designed as a dose escalation trial to evaluate our product candidate in XLRP patients at five dose levels, spanning a 100-fold range, and included targeted enrollment of 28 patients in the dose escalation and expansion portions of the trial. This design is intended to provide us with a robust set of safety and biologic activity data with which to inform our next stage of clinical development. The primary endpoint of this clinical trial is safety, and interim data have shown that the XLRP product candidate thus far continues to show a favorable safety profile and is well tolerated. In addition to safety, this trial is measuring biologic activity by assessing changes in several measures of visual function and quality of life. Durable and meaningful improvements in central visual sensitivity and encouraging improvements in visual acuity were reported through Month 12 in all patients and through month 24 in isolated patients.

XLRP Phase 1/2 Trial Design and Dosing Schedule

Safety data through month 12 in the XLRP Phase 1/2 dose escalation trial continues to show a favorable safety profile. There are no serious adverse events (SAEs) related to the use of the study agent. Early in the trial there were four ocular SAEs of persistent subretinal fluid (coded as “retinal detachment”), that were related to the study injection procedure and required second surgeries to resolve; corrective measures were implemented to mitigate this risk and they have not recurred. All adverse events (AEs) related to the use of the study agent were mild to moderate in severity and have resolved.

The study agent continues to demonstrate biologic activity as assessed by several measures of visual function, including visual sensitivity measured by microperimetry. There are many ways to evaluate improvements in visual sensitivity including a mean change over time in the treated area, an analysis of detailed changes in the treated area represented by a heat map and a pointwise analysis looking at changes in individual loci within the treated area. Based on FDA feedback, we are now defining a responder as a patient with a change from baseline in visual sensitivity of at least 7 dB in at least 5 loci. These 5 loci are pre-specified at baseline for the ongoing trials based on three repetitions of microperimetry testing. Using this definition retrospectively for the Phase 1/2 patients, looking at loci within the central area closest to the fovea, four of 11 centrally treated patients in the high dose groups meet the definition of responder at Month 12, compared with five of 11 in high dose groups at Month 6. Additionally, there were two of seven responders in dose group 4 at both Month 12 and Month 6. The mean sensitivity change for these patients is shown in the graph below. As described and shown in the table below, one patient each from Groups 2 and 5 are no longer responders by this definition at Month 12; however, these two patients show increased mean sensitivity from baseline in the treated eyes compared with untreated fellow eyes. Of note, during our virtual Research Day in July 2021, retina surgeon and Study Investigator Robert Sisk, M.D., Associate Professor, University of Cincinnati’s Department of Ophthalmology, described other ways of showing clinical benefit besides the above definition of responder. He showed examples of clinical benefit evidenced by visual field expansion (widening), as well as by increased sensitivity in the very central region of the field in study patients who otherwise did not meet the above the definition of responder.

Mean sensitivity change from baseline in responder sub-group at Month 12

Pointwise change from baseline in responder sub-group at Month 6 and Month 12

Dose Group	C36 Change ≥7db @ ≥5 Loci at Month 6	Number of Responders	C36 Change ≥7db @≥5 Loci at Month 12	Number of Responders
2#	Yes	1/1	No	0/1

	No		No
	Yes		Yes
	No		No
4	No	2/7	No	2/7
	Yes		Yes
	No		No**
	No		No

	No		No
	Yes		No
	Yes		Yes
5	No**	3/7	No**	2/7
	No		No
	No		No
	Yes		Yes

6	No**	2/4	No**	2/4
	No**		No**
	Yes		Yes
	Yes		Yes

In addition to presenting the summary data for mean sensitivity and pointwise analysis, we also reviewed individual heatmaps of all patients, which showed that in many cases, not only did patients experience an increase in mean sensitivity, but also, as illustrated below, the area of the retina responding to light expanded, which is an important component to the patient’s quality of life.

In addition to improved visual sensitivity, 10 of 20 centrally treated eyes showed gains of at least five letters in best corrected visual acuity (BCVA) at Month 12, providing further supportive evidence of biologic activity. This change was statistically significant with a p value of 0.0004 for patients with at least five letter improvement in treated eyes versus fellow untreated eyes by Fisher’s exact test, a statistical significance test most often used when sample sizes are small that allows the p value to be calculated exactly rather than relying on an approximation that becomes exact in the limit as the sample size grows to infinity, as with many statistical tests.

BCVA Change from Baseline All groups at Month 12

We are applying the lessons we learned in the XLRP Phase 1/2 trial to our Skyline and Vista clinical trials. For example, patients with baseline evidence of severe disease will be excluded from ongoing and future trials because they have not shown a treatment benefit in the XLRP Phase 1/2 trial. Had these patients been excluded from the 11 patients in the two highest dose groups in Phase 1/2 (Groups 5 and 6), three non-responders would have been excluded from the analysis (double asterisk in the above Table), leaving four of eight (50%) patients meeting the definition of responder.

For ophthalmology studies in general, and especially with low sample sizes, there is often a concern of possible patient bias that could influence endpoints due to the psychometric nature of the test protocols, and that to the extent possible, this should be minimized. In order to mitigate potential patient bias that could influence endpoints due to the psychometric nature of the test procedures, and incorporating feedback provided by FDA on this issue, the proposed Vista protocol randomizes approximately 60 patients to two masked active doses and an untreated control arm in the Vista trial. The dose concentrations are 1.2E+11 vg/mL (Group 2 in the XLRP Phase 1/2 trial) and 1.1E+12 vg/mL (Group 5 in the XLRP Phase 1/2 trial).

We added an important secondary endpoint to the Skyline and Vista trials, a standardized functional mobility test, which captures real-world impacts on XLRP patients by objectively assessing changes in patient mobility that are secondary to improvements in visual function resulting from therapeutic intervention. This test, analogous to the one used as the primary basis for approval of ophthalmology gene therapy product Luxturna, determines the lowest light level that patients are able to walk through a deliberately arranged course. This arrangement is changed between test points. Successful navigation of the course, as measured by factors such as speed and accuracy at diminishing light levels, will indicate a positive treatment response. Other secondary endpoints will include BCVA, full-field sensitivity threshold (FST) and changes in contrast sensitivity.

Based on the projected responder rate, using the pointwise analysis of the data from the XLRP Phase 1/2 trial, the Vista trial is intended to determine a difference between either active arm and the control arm. We expect to provide results from a 6-month interim analysis during the fourth quarter of calendar year 2022. We plan to request FDA feedback on the 6-month interim data, at which time we will also have 24-month data from the original Phase 1/2 and 12-month data from the Skyline trial. Based on this feedback, we may modify the final trial design, enrollment numbers and statistical analysis plan and any other adjustments suggested by the data in consultation with the FDA. If the totality of the data collected at 12 months shows a compelling risk-benefit balance, we believe it may support the submission of a BLA filing. Timing of the reporting of this data may be impacted by future effects of the COVID-19 pandemic on clinical trial enrollment.

Outline of the Vista Trial

While not required prior to initiating the Vista trial, at our discretion, we plan the Skyline trial to include 12 additional patients that will be masked and randomized to doses of 1.2E+11 vg/mL (Group 2 in original trial plan) and 1.1E+12 vg/mL (Group 5 in original trial plan). We expect to provide results from a three-month interim analysis from all 12 patients in the first half of calendar year 2022. We expect these data to provide a near-term assessment of the correlation between changes in visual sensitivity and the patients’ ability to navigate the functional mobility course, the additional secondary endpoint we plan to measure in the Phase 2/3 Vista trial.

Outline of the Skyline Trial

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

Our ACHM product candidates

Our gene therapy approach to treatment of ACHM involves using an AAV vector to insert a functional copy of the CNGB3 or CNGA3 gene into the patient’s photoreceptor cells. Our ACHM product candidates contain either the CNGB3 or the CNGA3 gene and a proprietary cone specific promoter that has been shown in preclinical studies to drive efficient gene expression in all three types of primate cone photoreceptors and restores cone photoreceptor function in dog, mouse and sheep models of ACHM. A schematic of the ACHM Phase 1/2 Trial is shown below as a dose escalation, age de-escalation design for both the CNGB3 trial and the CNGA3 trial; patient numbers are combined.

Clinical development of our CNGB3 and CNGA3 related ACHM product candidate

We are currently enrolling patients in two Phase 1/2 clinical trials at multiple clinical sites that specialize in inherited retinal diseases. We have completed enrollment of 26 and 20 patients in the dose escalation portions of the CNGB3 and CNGA3 trials, respectively. The primary endpoint of these clinical trials is safety, and available data thus far for all adult groups and the lowest pediatric group have shown that the ACHM CNGB3 and CNGA3 product candidates are generally safe and well tolerated. At the beginning of the trial, we experienced initial variability in surgical procedures along with ocular inflammation, which we have now resolved through our extensive surgical training procedures.

We recently enrolled six pediatric ACHMB3 patients and five pediatric ACHMA3 patients in higher dose groups 5a and 6a. Three new SAEs of significant inflammation that are considered a Suspected Unexpected Serious Adverse Reaction, or SUSAR, occurred in pediatric patients at the highest trial dose group 6a with a concentration of 3.2e12 vg/mL; two patients are in the CNGA3 trial, the other is in the CNGB3 trial. The inflammation was observed in both the anterior and posterior segments of the eye, approximately one month after treatment, leading to a subsequent procedure to remove vitreous fluid for diagnostic purposes and/or to administer treatment to the vitreous cavity. We reported the events to the FDA according to regulatory requirements. An additional CNGB3 pediatric patient at this same dose also has presented with significant inflammation during approximately the same post-operative time frame but has not required a subsequent procedure. To address the above safety events in pediatric patients, systemic and local steroid doses have been increased and patients are being monitored closely. No comparable inflammation has been seen in the six pediatric patients across both trials at dose group 5a, nor in any of the adult patients or the lowest dose group 4 pediatric patients on which we previously reported. These new data do not change our plans to continue development of the ACHM product candidates. We are currently postponing enrollment of the last pediatric patient in the ACHMA3 trial pending review of longer-term data for the high dose pediatric patients.

On July 22, 2021, we provided a comprehensive review of ACHM data for all adult groups and pediatric patients in dose group 4 in both the ACHMB3 and ACHMA3 trials. This data indicated biologic activity in the dose escalation portions in both the ACHMB3 and ACHMA3 trials. The response of ACHMB3 patients was more robust than the ACHMA3 patients and therefore we plan to move forward with planning for late-stage development of the ACHMB3 product candidate.

In CNGA3, improved retinal sensitivity within the bleb-treated visual field was observed in only one patient at Month 9 (Month 12 data was unreliable). This patient also showed improved light discomfort in both the treated and untreated eyes. At our virtual Research Day in July 2021, Medical College of Wisconsin study investigator Joseph Carroll, Ph.D., proposed an explanation for the more robust treatment effect in the CNGB3 trial relative to the CNGA3 trial based on the genetic differences between the two patient populations. Specifically, all enrolled CNGB3 patients have “null” gene mutations, which are predicted to make no protein; in contrast, all but two of the enrolled CNGA3 patients have missense mutations which are predicted to yield dysfunctional protein (the two exceptions had null mutations). Although yet to be confirmed experimentally, it is biologically plausible that the presence of an abnormal CNGA3 protein from may interfere with the function of the transfected wild type CNGA3 gene protein and/or the target cone photoreceptor cell. Indirect support for this rationale includes the fact that the CNGA3 patient with a robust treatment response noted above has a null mutation.

Data from the CNGB3 trial shows signs of biologic activity as evidenced by improved retinal sensitivity and light discomfort, with anecdotal patient reports supporting clinically meaningful improvement in their daily lives.

Retinal sensitivity as measured by full-field static perimetry improved in four of 11 CNGB3 patients in the high dose (Groups 5 and 6) and pediatric groups, as well as two patients in the lower dose groups. These improvements started at Month 2 and persisted through Month 12 as shown below for the higher dose groups and corresponded to the treated areas of the retina. There were no notable changes in the untreated fellow eyes.

Static Perimetry – Patients 16, 23, 24, 26

The light level at which the patients experienced discomfort, the single most important symptom to patients, also improved in six of the 11 high dose groups and pediatric CNGB3 patients, with evidence of improvement also seen in the untreated fellow eyes of these patients. A change in light discomfort is considered an improvement if it exceeds the statistical and clinical threshold of one loglux light. Three of these patients were also responders for visual sensitivity providing more evidence of overall improvements.

Light Discomfort Mean Change – Patients 16, 17, 20, 22, 23, 24

Patients showing improved light discomfort in the study eye also showed some improvement in the untreated fellow eyes. At our Research Day, Dr. Carroll noted that bilateral effects to monocular stimuli are not uncommon in ophthalmology, and he described well-established neuro-anatomical and physiological explanations for this observation. For example, cortical adaptation to stimuli presented monocularly can manifest in a similar adaption in the contralateral eye. This interocular transfer of visual effects may be attributed to binocular neurons in the brain and potentially enhanced by the post-chiasmal decussation (crossing) of visual information, sending output from both retinas to the ipsilateral and contralateral brain centers, including higher cortical areas responsible for multisensory integration and gain control.

Given the evidence of treatment response described above for all adults and lowest dose group 4 pediatric patients as well as supportive anecdotal patient reports, we are preparing for an EOP2 submission and to request a meeting with the FDA in advance of initiating a Phase 2/3 trial. We expect this meeting to occur in the first half of calendar year 2022. We are also collecting novel measures of efficacy including color brightness (CoBri) testing and functional magnetic resonance imaging (fMRI) testing for the recently enrolled and currently enrolling pediatric patients. These additional tests may further support the patient anecdotal reports and the existing evidence of biologic activity of the CNGB3 candidate.

For CNGA3, we are focused on analysis of the data from pediatric patients in the Phase 1/2 trial. Preclinical animal data showed a treatment effect in young sheep, which might predict comparable treatment responses in younger pediatric Phase 1/2 patients despite the CNGA3 genetic considerations described above. We plan to provide an interim analysis of the pediatric patients in dose groups 5a and 6a in the fourth quarter of calendar year 2021.

Product Candidate to Treat Advanced Retinal Disease

In partnership with Bionic Sight, we provided preclinical and IND (investigational new drug) application support in Bionic Sight’s development of an optogenetic candidate treatment for individuals having retinitis pigmentosa (RP) who have lost light sensitivity. RP is a large group of inherited retinal disorders in which progressive degeneration of photoreceptors or retinal pigment epithelium (RPE) leads to vision loss that is independent of a patients’ genetic mutation. In Europe and the United States, about 200,000 patients suffer from RP and every year between 15,000 and 20,000 patients with RP suffer vision loss. The clinical manifestations of affected individuals present first as defective dark adaptation or “night blindness,” followed by reduction of peripheral visual fields and, eventually, loss of central vision. While the photoreceptor cell layers of these patients degenerate, the ganglion cell layer remains intact and functional.

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

The candidate treatment currently in clinical development by Bionic Sight is an AAV2 vector, injected intravitreally, that expresses a modified optogenetic gene, ChronosFP, in the retinal ganglion cells. The ChronosFP protein that is expressed is believed to have a more dynamic range of sensitivity and responsiveness than other optogenetic proteins being developed. In conjunction with the gene therapy treatment, Bionic Sight is developing a wearable prosthetic device that uses a novel algorithm to provide light signals to the retinal ganglion cells in a pattern similar to that produced by normal photoreceptor cells, which gives the treatment the potential to produce images the brain can recognize and may significantly enhance vision in patients receiving the optogenetic treatment. The IND for the program was successfully cleared by the FDA, and Bionic Sight initiated a Phase 1/2 clinical trial to test safety and potential efficacy of the treatment with the first patient treated in March 2020. Bionic Sight suspended enrollment by the clinical site due to the impact of COVID-19, but reinitiated clinical activities in July 2020 consistent with applicable COVID-19 guidelines. In March 2021, Bionic Sight, which has responsibility for conducting the clinical trial, reported promising results in its first two cohorts of patients. Bionic Sight reported that the treated patients, all of whom have complete or near-complete blindness, can now see light and motion, and, in two cases, can detect the direction of motion. Based on this report the product appears to be safe and well tolerated and Bionic Sight is continuing to enroll patients at the highest dose levels.

Ongoing Research in Support for our Current and Future Clinical Programs

In support of our clinical programs described above, we continue to conduct research to fully understand the underlying technology. Additionally, we have initiated or continued several programs that are in early safety and preclinical proof of concept stages that are described below.

XLRP product candidate differentiation

Three subretinal AAV gene therapy vectors are currently in clinical development for treatment of patients with XLRP. To compare the relative attributes of these vectors, a study was conducted which compared the photoreceptor transduction efficiency of subretinally delivered AAVTYF, the AAV capsid used in our product candidates, AAV5 and AAV8 capsids in a head-to-head NHP experiment. Non-human primates were injected with each of the vectors and were followed for 13 weeks. Safety parameters included ocular exams, clinical observations, clinical pathology, and anatomic histopathology. A direct comparison between AAVTYF (n=12), AAV5 (n=4) and AAV8 (n=8) revealed that AAVTYF was comparable to or superior to both AAV5 or AAV8 in transduction of photoreceptors in NHPs when delivered subretinally, while demonstrating a similar, moderate inflammatory response. Therefore, AAVTYF represents, an attractive therapeutic choice for human XLRP gene therapy.

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

Neutralizing antibody in one eye does not impact neutralizing antibody levels in the contralateral eye

The ocular inflammation is most strongly correlated to total vector dose, and appears to occur in two phases: immediate, surgery/injection related (more explicit with sub-retinal injections) and delayed, in response to vector

(processing of capsid and/or transgene expression). The studies outlined above have allowed us to eliminate the following as key drivers of inflammation: production methodology (transfection versus HSV), characteristics of the AAV product (transgene and process residuals) and capsid serotype (AAV2 versus AAV8) or novel engineered variant (AAVTYF). To date, none of the studies indicate that we should make changes in our product candidates, but we continue to work in non-human primates to understand ocular inflammation. The first publication of this work was accepted by Human Gene Therapy (Timmers et al., 2019).

Other opportunities in ophthalmology

We believe that our advanced gene therapy platform will enable us to develop and test new AAV vectors that carry gene sequences both for other inherited diseases in ophthalmology (it is estimated that approximately 290 genes causing inherited retinal disease have been identified), as well as larger ocular indications for which intervention at a specific target gene or pathway has been clearly identified. By leveraging the existing work on our lead programs and further deployment of technology advances, we believe we can reduce the need for early research work. In this way, we anticipate being able to move products efficiently through preclinical studies and into clinical development. This efficiency is currently impacted by supply chain issues related to the COVID-19 pandemic and are affecting both material supplies and access to animal models. We have added two additional ophthalmology programs to our preclinical pipeline:

•

Dry AMD: An estimated 15 million people in North America have AMD, of which 85-90 percent are diagnosed with the non-exudative dry form. This medical condition may result in blurred or no vision in the center of the visual field, which can make it hard to recognize faces, read, drive and perform daily activities. Progression to geographic atrophy (or wet AMD) leads to serious risk of blindness. Dysregulated complement pathway is considered an important factor in the disease etiology, and a component of the alternative complement pathway CFH, is known to have a strong genetic risk association with AMD. Individuals with mutations in CFH have an increased risk of developing AMD that is six times greater than those who do not have such mutation (Sepp et al., 2006). Preclinical data in relevant animal models support the approach of CFH gene augmentation as a potential therapeutic strategy for AMD. The full length CFH gene is too large to fit into a single AAV, and so in this case, we adopted a different approach and designed multiple engineered truncated forms, testing these in combination with different promoters to determine if they retain activity. From these studies, we identified a preferred construct that retains functionality both in vitro and in vivo. For example, we have shown that the construct targets the complement cascade in the retina of a cfh knockout mouse model and have performed expression studies in NHP retina. The program is positioned to proceed to IND-enabling safety and biodistribution studies. Despite the current global shortage of NHP test subjects, we have recently been able to secure enough subjects to initiate these studies in 2022.

•

Stargardt Disease: In November 2019 we selected Stargardt disease as a new orphan ophthalmology indication to move forward towards the clinic. Stargardt disease is a macular dystrophy characterized by a blinding, progressive loss of photoreceptors due to mutations in the ABCA4 gene. However, this gene (~6.8 kilobases) exceeds the packaging capacity of AAV, and thus requires the use of a novel dual AAV vector system to deliver the two halves of the gene. Studies in a relevant abca4 knockout mouse model have successfully shown correction of the disease phenotype (Dyka et al., 2019). We have also demonstrated reconstitution of the full length, functional protein in NHP retina after subretinal injection. The program is de-prioritized internally in light of ongoing work to move ACHMB3 forward, but we are discussing potential partnerships to build on the completed work.

Central Nervous System

An additional strategic area of focus for us is in the central nervous system, or CNS, where we see unique opportunities to leverage our comprehensive capabilities in vector design, delivery and manufacturing to address several unmet medical needs in severe diseases. We are actively developing two opportunities and have established a world-class scientific advisory board to assist and guide our efforts as we advance these programs through preclinical development:

•

Frontotemporal dementia (FTD): FTD is a degenerative brain disorder, second only to Alzheimer’s disease in terms of prevalence and incidence on the dementia spectrum, is on the rise due to the aging population and has no approved treatments. Mutations in the progranulin gene are one of the three main genetic causes of FTD, representing approximately 20% of familial FTD, and accounting for 7,500 to 15,000 cases in the US. Progranulin (PGRN) is a glycoprotein that undergoes protease enzyme-dependent cleavage into smaller subunits called granulins, and these granulins may play a key role in inflammation, wound repair, tumorigenesis and sexual differentiation. PGRN is critical in neurons for proper trafficking and function of lysosomal enzymes such as b-glucocerebrosidase and cathepsin D. PGRN haploinsufficiency (the loss of gene expression from one allele, resulting in reduced levels) is causally connected to FTD, and PGRN-deficient neurons are prone to accumulation of the protein TDP-43, which is thought to then lead to neurodegeneration. We are seeking to the augment PGRN levels in order to restore its physiological balance, and this approach is supported by several studies in PGRN-deficient mouse models, where both the pathological and behavioral changes that occur as a result of PGRN loss have been rescued (Arrant et al., 2017, 2018). Following extensive preclinical analysis exploring different capsid, promoter and transgene combinations, we have devised a novel AAV construct to enhance PGRN expression in the brain following direct vector administration into the cerebrospinal fluid. We measured in dosed NHPs the cerebrospinal fluid levels of PGRN and confirmed that projected therapeutic levels are achievable within a defined dose range without affecting PGRN levels in plasma. The program is now positioned to proceed to IND-enabling safety and biodistribution studies in 2022 and subsequent IND submission. As stated for the ophthalmology programs, despite the uncertainty surrounding the availability of animal models we have been able to secure enough subjects to initiate these studies in 2022.

•

Amyotrophic lateral sclerosis (ALS): ALS (Lou Gehrig’s disease) is an autosomal dominant, fatal, adult-onset disease with no truly effective therapy. It is the most common adult-onset motor neuron disease, with approximately ~30,000 cases in the US, and is characterized by upper and lower motor neuron degeneration. Early symptoms are of muscle weakness that progresses and then ultimately results in respiratory failure, with death usually occurring within 3 to 5 years of first symptoms. There are both sporadic (~90%) and familial (~10%) forms of the disease, with the most common genetic cause linked to the C9orf72 gene, representing 30-40% of cases. C9orf72 mutations are also present in FTD. C9orf72 gene six nucleotide repeat expansions can result in both gain-of-toxicity and loss-of-function, both of which are believed to contribute to the pathogenesis in C9orf72-related disease. Targeting of such repeat sequences with antisense oligonucleotides or artificial microRNAs, for example, has been shown to reduce the accumulation of intra-nuclear transcripts (Martier et al., 2019). We are working on a novel integrated therapeutic approach that we believe has the potential to fully address all of the cellular deficits associated with the mutations. Currently we are identifying the optimal microRNAs (knockdown of gain-of-toxicity) and functional C9orf72 gene product (replace) combination to develop therapeutic AAV that addresses all aspects of the disease-causing mutation.

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

On October 1, 2019, we entered a strategic collaboration with Otonomy, a San Diego based biopharmaceutical company focused on neurotology. We plan to work with Otonomy to develop and commercialize gene therapy products for genetic forms of hearing loss with an initial focus on GJB2, which is the most common cause of congenital hearing loss. The collaboration leverages our experience and technology in the development and design of optimized AAV gene therapy products with Otonomy’s expertise in preclinical and clinical development for neurotology products.

Under the terms of the collaboration agreement, we and Otonomy share the expenses and any revenue or other proceeds equally for jointly developed products. Thus far, the focus of our efforts has been to design and test the optimal product construct, including the identification of a novel capsid with tropism for the target tissues. Additionally, at the May 2021 ASGCT meeting, the companies presented proof-of-concept results in two independent preclinical models showing an improvement in hearing across multiple frequencies and normalization of cochlear morphology. These results supported selection of the product candidate for further development and the companies are focused on the activities required to advance the selected candidate into clinical trials. A Pre-IND meeting was held with the FDA that provided guidance regarding nonclinical study design, manufacturing requirements and clinical trial considerations. Based on this feedback, IND-enabling activities are underway with an IND filing anticipated in first half of calendar year 2023.

On February 2, 2017, we entered into a strategic research and development collaboration agreement with Bionic Sight to develop therapies for patients with visual deficits and blindness due to retinal disease. Through the AGTC-Bionic Sight collaboration, the companies seek to develop a new optogenetic therapy that leverages our deep experience in gene therapy and ophthalmology and Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding.

Under the terms of the agreement, we provided cash investment and in-kind support in the form of ongoing research and development efforts focused activities required to file an IND for the selected product candidate and to achieve successful clearance by a relevant Institutional Review Board (IRB). Based on a pre-determined formula in the collaboration agreement to value our contributions, our aggregate equity ownership in Bionic Sight currently is 15.5%.

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

In April 2021, we announced a licensing agreement with TeamedOn International, Inc., a biotechnology company dedicated to advancing gene therapies for rare diseases, including ophthalmic indications, to advance gene therapy to treat XLRS, an inherited disease that causes loss of vision due to degeneration of the retina in males. Under the terms of the agreement, we will provide TeamedOn with the clinical trial material, preclinical and clinical data generated for the development of our investigational intravitreal gene therapy candidate, rAAV2tYF-CB-hRS1. We previously demonstrated a reasonable safety profile for our XLRS program but discontinued development in 2018 because defined efficacy endpoints were not met using intravitreal injection. The goal of the licensing agreement to evaluate whether a sub-retinal approach to administering the therapy will have an increased likelihood for producing detectable biological activity in patients with XLRS. TeamedOn has prepared to reinitiate clinical development of the program and we will be eligible to receive milestones and royalties based on clinical progress.

In April 2021, we announced a licensing agreement to provide its proprietary cone specific promoter technology to SparingVision SAS, a genomic medicine company developing vision saving treatments for ocular diseases. Our proprietary PR1.7 cone specific promoter helps drive increased gene expression in cone photoreceptors only, thereby allowing enhanced targeting of gene therapies for indications in which the gene defect is cone specific and limiting expression of the gene in other cells that could be undesirable. Under the terms of the agreement, SparingVision SAS receives nonexclusive rights to our PR1.7 promoter for use in the development of two non-competing products with an opportunity to obtain rights to use the promoter for one additional product in the future. We received an upfront fee and are eligible to receive milestone payments for successful clinical development and royalties on future sales on a per product basis (if any products are approved).

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

Our relationship with the University of Florida

All of our scientific founders spent part of their careers at the University of Florida, or UF, and two are still UF faculty members. Since our inception we have licensed significant technology from and funded research at multiple labs at UF. Pursuant to four agreements, we have licensed six U.S. patents and multiple pending applications covering inventions made at UF. UF has multiple capabilities in genetic cloning, gene therapy manufacturing, novel capsid identification, animal model development and facilities for both small and large animal testing and, in certain instances, we have benefited from the ability to conduct important research at UF without having to expand in-house facilities and personnel.

In May 2013, we and UF were jointly awarded an $8.3 million grant from the National Eye Institute to support development of our ACHM CNGB3 product candidate, with Dr. William Hauswirth, one of our scientific founders, a Professor and holder of the Rybaczki-Bullard Chair in the Department of Ophthalmology at UF, as principal investigator. As of June 30, 2021, we have received payments in the aggregate amount of $3.4 million under this grant.

Our relationships with patient advocacy groups and academic centers

We have long believed that when developing product candidates to treat orphan indications it is important to form strong relationships with patient advocacy groups, and we have done this successfully with both the

Foundation Fighting Blindness (FFB-US), Fighting Blindness Canada (FFB-Canada) and other organizations that are well known for their advocacy of patients’ interests in obtaining diagnosis, developing treatments and providing for reimbursement. Many actively support research into treatment, and we have been awarded three research grants totaling $1.6 million from the FFB-US More importantly, both organizations have been instrumental in assisting us in forming ties with disease experts, recruiting patients into clinical trials and helping us to understand the needs, wants and concerns of patients. We also have relationships with other advocacy organizations such as Achroma Corp, the BCM Family Foundation, MOMS For Sight, Curing Retinal Blindness Foundation, Sofia Sees Hope, National Organization for Rare Disorders, Italian Achromatopsia Association (IAA), and Alliance for Regenerative Medicine.

In order to gain further patient specific insights to support our later stage ophthalmology clinical development, we have formed a Patient Advisory Council comprised of individuals with inherited retinal diseases (IRDs) and members from the global community of organizations that represent them. AGTC’s Patient Advisory Council will initially focus on providing input on XLRP clinical trial patient experiences, processes, recruitment, and enrollment. In addition, the council will serve as consultants on ongoing and future clinical trial activities, including protocol design, patient registries, development of patient outreach and education materials, and will liaise with AGTC’s Scientific Advisory Board and the broader healthcare providing community. In addition, we have formed strong relationships with key academic centers across the United States that have core competencies in gene therapy, orphan ophthalmology and other disease areas, such as CNS and otology, that we have an interest in. These centers conduct sponsored research, act as advisors and collaborate with us on grant proposals. Since our inception, we have been awarded a variety of grant funding, either independently or with our collaborators. This funding has provided peer-reviewed scientific validation of our programs and has facilitated critical early-stage research for our lead product candidates.

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

As of July 31, 2021, our patent portfolio included approximately 110 patents and patent applications that we own and approximately 50 patents and patent applications that we have licensed. More specifically, we own 7 U.S. patents, 15 pending U.S. applications, 61 foreign patents and 25 foreign patent applications. We have licensed six U.S. patents, one pending U.S. application, 42 foreign patents and one pending foreign patent application. Of the patents and patent applications that we own or license, 38 cover methods to manufacture AAV vectors, the longest lived and most significant of which is expected to expire in 2029. In October 2017, we were awarded US Patent Number 9,783,826 directed to methods of producing recombinant AAV viral particles using suspension BHK cells. This patent extends the protection on our AAV manufacturing platform from 2025 to 2029.

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

The term of individual patents depends on the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The issued patents that are material to our business are expected to expire on various dates from 2022 to 2029.

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

On April 20, 2020, we amended the capsid license to add further rights to these licenses in exchange for a non-exclusive grant-back of the intellectual property for use by UF investigators to enable research on four gene targets that are not of strategic interest to us. In exchange, we will receive pre-defined portion of any proceeds received any UFRF if they enter into a license agreement for these gene targets with a third party. Further, UFRF agrees that it will notify us of potential license opportunities any of the four gene targets, so long as not otherwise restricted by confidentiality agreements with third parties.

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

Competition

Specific Competition for Our Lead Programs

For XLRP, 4D Molecular Therapeutics, MeiraGTx and Biogen are developing AAV-based gene therapies and MeiraGTx also has competing programs in ACHM-B3 and ACHM-A3. We believe that these companies and others could be planning to initiate clinical trials in the future that have the potential to be competitive with our programs. We further believe that the key competitive factors that will affect the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience of administration and delivery, price, the level of generic competition, market exclusivity and the availability of reimbursement from government and other third-party payors.

General Competition in the Gene Therapy Space

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

Currently there are no approved products for any of our lead orphan ophthalmology indications of ACHM and XLRP. We are aware of a number of companies focused on developing gene therapies in various indications, including Adverum Biotechnologies Inc., Akous, Allergan plc, Apic Bio, Inc., Axovant-now Sio Gene Therapies, Biogen Inc., bluebird bio, Inc., Decibel Therapeutics, Editas Medicine, Inc., 4D Molecular Therapeutics, GenSight Biologics S.A., Gyroscope Therapeutics Limited, Hemera Biosciences, Limelight Bio, Inc., MeiraGTx Limited (partnered with Janssen Pharmaceuticals), IVERIC bio, Oxford Biomedica plc, Passage Bio, Prevail Therapeutics, ProQR Therapeutics N.V., REGENXBIO Inc., the Roche Group (acquiring Spark Therapeutics), Ultragenyx Pharmaceuticals, Inc. and uniQure N.V., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

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

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products, and our communication is specifically with the Office of Tissues and Advanced Therapeutics within CBER. CBER works closely with the National Institutes of Health, or NIH, both of which may engage in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The NIH Recombinant DNA Advisory Committee, or the RAC, has long played an active role in advising the NIH director on gene therapy and required initial registration of gene therapy protocols in addition to FDA IND requirements; however, in August 2018 the NIH revised the role of the RAC and amended its gene therapy research guidelines to delete the NIH protocol registration submission and reporting requirements, which were duplicative of the existing FDA regulatory requirements. The FDA has also published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs, and gene therapy products for rare diseases and retinal disorders. The FDA’s guidance for Human Gene Therapy for Retinal Disorders, which was finalized in January 2020, provides recommendations for product development, preclinical testing and clinical trial design for these products. The FDA also issued draft guidance in January 2021 for sponsors developing human gene therapy for neurodegenerative diseases.

Due to the COVID-19 pandemic, the FDA issued guidance in January 2021 to sponsors of gene therapy products (licensed and investigational) which provides risk-based recommendations to minimize potential transmission of the novel coronavirus during manufacturing. This guidance will remain in effect for as long as the Department of Health and Human Services keeps the COVID-19 Public Health Emergency in effect.

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

Recent developments in regulation of gene therapy

In August 2017, Kymriah (tisagenlecleucel) became the first gene therapy product approved by the FDA. It was followed by four additional gene therapy product approvals, including Luxturna (voretigene neparvovec-rzyl) in December 2017. The Luxturna approval is of relevance to us because it is a subretinally administered AAV vector that treats patients with a rare form of inherited vision loss. It is also the first FDA-approved gene therapy that targets a disease caused by mutations in a specific gene. In 2021, the FDA approved Abecma (idecabtagene vicleucel) a cell-based gene therapy for the treatment of multiple myeloma in March and BREYANZI (lisocabtagene maraleucel) for the treatment of patients with relapsed or refractory large B-cell lymphoma in February.

The FDA’s acknowledged recognition of the promise of gene therapy and their expectation that the field will continue to expand has led it to take additional steps to support the advancement of gene therapy products. In January 2020, the FDA finalized six gene therapy guidance documents, which address manufacturing and clinical development. One guidance document provides the FDA’s recommendations for gene therapy product development and clinical trial design specifically for retinal disorders. Our review of the FDA’s recommendations found that we are aligned with the agency’s approach to product development, and we see opportunities to advance our programs as anticipated following the collection of appropriate safety and efficacy data.

In Europe, ten gene therapy products have been approved. In 2012, the EMA approved a gene therapy product called Glybera, which was the first gene therapy product approved by regulatory authorities anywhere in the Western world. The marketing authorization for Glybera has since expired following the marketing authorization holder’s decision not to apply for renewal. Most recently, Libmeldy became the tenth gene therapy product approved by the EMA.

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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including rules that ensure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the GCP standards, human subject protection requirements, and the FDA’s investigational new drug requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Clinical trials also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

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

Human gene therapy products are a new category of therapeutics. Although the FDA has approved five gene therapy products in the United States, gene therapy remains a relatively new and expanding area of novel therapeutic interventions. Consequently, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval. Over the last several years the FDA has issued helpful guidance on development of gene therapy products and in January 2020 finalized a guidance for gene therapy products for rare diseases in which the FDA encourages sponsors to communicate with the FDA in the early stages of development as well as throughout the development and clinical study process. This guidance provides the FDA’s recommendations for manufacturing, preclinical and clinical trial design issues for all phases of the clinical development program.

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

In January 2021, the FDA issued final guidance with recommendations regarding the design of long-term follow-up studies for the collection of data on delayed adverse events following the administration of an investigational gene therapy products. The FDA expects these long-term studies to extend beyond the scheduled observations and active follow-up period of a clinical trial and be in place post-licensure. This guidance finalized the draft guidance of the same title issued in July 2018 and supersedes the FDA guidance titled “Gene Therapy Clinical Trials – Observing Subjects for Delayed Adverse Events” dated November 2006. The final guidance is also intended to supplement the guidance titled “Testing of Retroviral Vector-Based Human Gene Therapy Products for Replication Competent Retrovirus during Product Manufacture and Patient Follow-Up,” which was issued in January 2020.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA submitted to the FDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective October 1, 2021 and through September 30, 2022, the user fee for an application requiring clinical data, such as a BLA, will be $3,117,218. PDUFA also imposes an annual prescription drug program fee ($369,413 effective on October 1, 2021) for certain approved products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Importantly for us, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

Before approving a BLA, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to ensure consistent production of the product candidate within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to ensure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. If information from such an inspection, or from any other source, raises a significant question about the integrity of the clinical data, the FDA may suspend review of the BLA under its Application Integrity Policy, or AIP. After AIP has been invoked, the FDA will not resume substantive review of any pending application unless and until the data have been validated. To ensure data integrity and GMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, recordkeeping, production, and quality control.

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

If a product candidate that has orphan-drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the “same” drug or biological product for the same indication for seven years; however, the FDA has not yet established what characteristics of a gene therapy product are relevant to determining whether two gene therapy products would be considered the same for purposes of orphan drug market exclusivity. In January 2020, the FDA issued a draft guidance in which the FDA proposed its interpretation of the “sameness” criterion for determining whether a gene therapy product will be eligible for orphan drug market exclusivity. The FDA proposed to consider two gene therapy products for the same indication to be different, thus each eligible for market exclusivity, if they have different transgenes and different vectors, different transgenes regardless of whether they have the same vectors, or different vectors from a different viral class. The public docket to submit comments on the draft guidance closed on July 28, 2020. There is no required timeframe within which the FDA must complete its review of comments and decide whether to revise the guidance, finalize it as proposed, or withdraw it.

The FDA may approve a second drug or biological product that is the same as the reference drug or biological product during an exclusivity period in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product does not have exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as determined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

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

Following the establishment of the breakthrough therapy designation, the FDA established the regenerative medicine advanced therapy (RMAT) designation in conjunction with the 2016 21st Century Cures Act. Like the breakthrough designation, the RMAT designation requires preliminary clinical evidence indicating that the therapy has the potential to address unmet medical needs. However, the RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over the available therapies, which the breakthrough therapy designation does. Fast Track, breakthrough therapy, and RMAT designations may also be rescinded if the product candidate does not continue to meet the designation criteria.

Fast Track designation, priority review, accelerated approval, breakthrough therapy designation and RMAT designation do not change the standards for approval but may expedite the development or approval process.

Post-approval requirements

Maintaining compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP requirements. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product may also be subject to official lot release. In this case, as part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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

FDA regulations also impose requirements and limitations on advertising and promotional activities specifically for approved biological products. While a BLA is still under review, the BLA applicant must submit to the FDA copies of all promotional materials intended for use within 120 days following BLA approval, after which time the applicant must submit promotional materials at least 30 days prior to the intended time of use, unless otherwise directed by the FDA. For all drug and biological products, the FD&C Act prohibits false or misleading labeling, which includes statements in promotional materials about the product’s safety, effectiveness, and indications for use. The FDA’s regulations require advertising and promotional materials and activities to provide, among other things, adequate safety and risk information and fair balance, and prohibit the promotion of products for uses or in-patient populations that are not described in the product’s approved labeling (known as “off-label use”). In addition, the FDA has published guidelines, which include limitations on direct-to-consumer advertising and promotional activities via the Internet and social media. The failure to comply with the applicable regulatory requirements may result in Warning Letters to come into compliance and the FDA further requesting the cessation or revision of marketing materials and activities or the dissemination of corrective marketing materials. The FDA has the authority to seek an injunction to stop the dissemination of violative marketing materials and activities if adequate corrective actions are not taken voluntarily.

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

United States patent term restoration and marketing exclusivity

Depending on the timing, duration and specifics of product development and the FDA review of a BLA, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA’s regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one or more of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

The BPCI Act provides a reference biological product 12 years of exclusivity from the time of first licensure of the reference product. On June 23, 2016, the Price Relief, Innovation, and Competition for Essential Drugs

(PRICED) Act (H.R. 5573) was introduced, which would have reduced exclusivity for reference biological drugs from 12 to seven years. The PRICED Act was reintroduced on June 20, 2019 (H.R. 3379) and, if passed into law, would reduce exclusivity for reference biological products from 12 to five years. The Emergency Access to Insulin Act of 2019 (H.R. 4010 introduced July 25, 2019 and S. 2004 introduced June 27, 2019), in addition to a number of provisions designed to decrease cost and increase access to insulin, included provisions that would shorten the new biological product exclusivity from 12 years to seven years.

The BPCI Act also provides that the first biological product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

Pharmaceutical coverage, pricing and reimbursement

Sales of our products, when and if approved for marketing, will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services, and increasing oversight and transparency on how products are priced and reimbursed. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Given the potential for long term durable therapeutic benefit from the single administration of a gene therapy product, the question of appropriate pricing and method of payment, including annuity payments and “pay for performance” schemes, is currently an active discussion and, depending on outcome, could affect the use of our products and our financial performance.

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

Research and Development

Our research and development expenses were $44.4 million and $35.8 million for the years ended June 30, 2021 and 2020, respectively.

Employees

As of June 30, 2021, we had 83 full-time employees, 48 of whom have Ph.D., M.D. or other post-graduate degrees. Of these full-time employees, 63 were engaged in research and development activities and 20 were engaged in finance, human resources, facilities and general management.

During the years ended June 30, 2021 and 2020, all of our personnel were co-employees of AGTC and a professional human resource service organization, Insperity PEO Services, L.P., or Insperity. Insperity is a co-employer of our personnel and is responsible for administering all payroll functions, including tax withholdings, and providing health insurance and other benefits to those individuals. We reimburse Insperity for its costs and pay Insperity an administrative fee for its services. We are responsible for, and control, all aspects of the hiring, retention, compensation, management and supervision of our personnel. We consider the terms of our contract with Insperity to be reasonable and customary and believe that this arrangement provides substantial benefit to us in the form of lower costs for employee benefits and a reduced administrative burden on us.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation and cash-based performance bonus awards, to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate information

We were incorporated in Florida in January 1999 and reincorporated in Delaware in October 2003. On April 1, 2014, we completed our initial public offering of our common stock, which is traded on the Nasdaq Global Market under the symbol “AGTC.” Our principal executive offices are located at 14193 NW 119th Terrace, Suite 10, Alachua, Florida 32615, and our telephone number is (386) 462-2204. Our corporate website address is www.agtc.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. Information contained on or accessible through our website is not a part of this annual report.

We use “AGTC” and the double helix logo as trademarks in the United States and other countries. As of June 30, 2021, these trademarks have been registered in the United States, the European Union and Japan.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the Securities and Exchange Commission, before making an investment decision regarding our common stock.

•	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

•

All of our product candidates are in preclinical or clinical development. Clinical drug development is expensive, time consuming and uncertain, and we may ultimately not be able to obtain regulatory approvals for the commercialization of some or all of our product candidates.

•

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

•	We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

•	We may be unable to obtain orphan-drug designation or exclusivity for some of our product candidates.

•

Even if we complete the necessary clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect.

•

The COVID-19 pandemic could materially and adversely affect our ability to conduct clinical trials and engage with our third-party vendors and thereby have a material adverse effect on our financial results.

•	We expect to rely on third parties to conduct aspects of our product manufacturing and protocol development, and these third parties may not perform satisfactorily.

•

We and our contract manufacturers are subject to significant regulatory oversight with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and may have limited capacity.

•	Collaborations with third parties may be important to our business. If these collaborations are not successful, our business could be adversely affected.

•

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

•	The insurance coverage and reimbursement status of newly-approved products are uncertain.

•

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

•	The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

•	Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

•

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

•

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

•

Third parties may initiate legal proceedings alleging claims of intellectual property infringement, including claims related to our XLRP product candidate, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

•

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

•	The market price for our common stock has been, and is likely to continue to be, volatile, which could contribute to the loss of your investment.

Risk Factors

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission, or the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

Risks related to our financial condition and capital requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company, and we have not yet generated revenue from product sales. We have incurred losses from operations in each year since inception, except for fiscal year 2017, wherein we reported net income of $0.4 million due, in part, to profits from a collaboration agreement that was terminated in March 2019. For the fiscal years ended June 30, 2021 and 2020, we reported net losses of $57.8 million and $45.9 million, respectively. As of June 30, 2021, we had an accumulated deficit of $239.3 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through debt financing, research grants from third parties or milestone payments. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants. We anticipate that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our product candidates;

•	expand the scope of our current clinical trials for our product candidates;

•	initiate additional preclinical studies, clinical trials or other studies for our product candidates;

•	further develop our gene therapy platform, including the process for design, delivery and manufacturing of our vectors for our product candidates;

•	change or add additional manufacturers or suppliers;

•	execute our plan to open and operate a leased build-to-suit manufacturing and quality control facility;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	seek to identify and validate additional product candidates;

•	acquire or in-license other product candidates and technologies;

•	make milestone or other payments under any in-license agreements;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

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

•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and the market demand for our product candidates, if approved, or successfully executing our plan to open and operate a leased build-to-suit manufacturing and quality control facility;

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

In June 2020, we entered into a Loan and Security Agreement, which, as amended, we refer to as the Loan Agreement, with the several banks and other financial institutions or entities that are from time to time parties to the Loan Agreement, referred to herein as the Lenders, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and Lenders, providing for a term loan to us with an aggregate principal amount of up to $25.0 million. This term loan originally consisted of a term loan advance in an aggregate principal amount of $10.0 million on June 30, 2020 and a right to request that the Lenders make, in the Lenders’ sole discretion, additional term loan advances to us in an aggregate principal amount of up to $15.0 million.

Effective May 13, 2021, we entered into an amendment to the Loan Agreement, which we refer to as the Amendment, whereby, among other things: (i) a second term loan advance of $10.0 million was authorized by the lenders and advanced to us on such date; (ii) the period that we will make interest-only payments on outstanding borrowings was extended to March 31, 2022; and (iii) the maturity date of the facility was extended from December 1, 2023 to April 1, 2024. Subject to certain conditions provided in the Amendment, the interest-only period and the maturity date can be further extended. Subject to the Lenders’ investment committee’s sole discretion, we have the right to request that the Lenders make additional term loan advances in an aggregate principal amount of up to $5.0 million.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2021 and 2020, our cash and cash equivalents and investments amounted to $107.1 million and $80.5 million, respectively. Our research and development expenses were $44.4 million and $35.8 million for the fiscal years ended June 30, 2021 and 2020, respectively. We believe that our available cash and cash equivalents and investments at June 30, 2021 will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs into calendar year 2023. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing, manufacturing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities, which regulations differ from country to country. Our product candidates are in various stages of development and are subject to the risks of failure typical of drug development. The development and approval process is expensive and can take many years to complete, and its outcome is inherently uncertain. We have not submitted an application for or received marketing approval for any of our product candidates. We have limited experience in conducting and managing the later-stage clinical trials necessary to obtain regulatory approvals, including approval by the FDA. To receive regulatory approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the product candidate is safe and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we might receive regulatory approvals for any of our product candidates currently under development.

The FDA and foreign regulatory authorities also have substantial discretion in the drug approval process. The number and types of preclinical studies and clinical trials that the FDA will require to establish substantial evidence of safety and effectiveness for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among countries and regulatory authorities, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. Regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

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

•

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

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

We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a BLA from the FDA or marketing authorization from applicable regulatory authorities outside the United States. We are also not permitted to promote our product candidates as safe and effective therapies until after receiving approval. Obtaining approval of a BLA can be a lengthy, expensive and uncertain process. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the United States, which will significantly impair our ability to generate any revenue. In addition, failure to comply with FDA and non-U.S. regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	restrictions on the products’ marketing, promotion, distribution or manufacturing processes;

•	warning letters or untitled letters alleging violations;

•	civil and criminal penalties;

•	injunctions;

•	suspension or withdrawal of regulatory approvals;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	imposition of restrictions on operations, including costly new manufacturing requirements;

•	suspension of substantive review of pending applications, such as BLAs or INDs, pending data validation; and

•	refusal to approve pending BLAs or supplements to approved BLAs.

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

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. To date, five gene therapy products have been approved in the United States and ten such products have been approved in Europe.

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

The regulatory framework for evaluating and approving gene and cell therapy products has changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within CBER to consolidate the review of gene therapy and related products, and the Cellular, Tissue, and Gene Therapies Advisory Committee to advise CBER on its review. Before a clinical trial can begin at a study site, that institution’s IRB and its IBC have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change their standards for the quantity and quality of data needed to support approval of any of our product candidates.

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

Trial designs and results from animal studies or early clinical trials are not necessarily predictive of our future clinical trial designs or results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may also fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in animal studies or having successfully advanced through initial clinical trials. There can be no assurance that the success we achieved in the animal studies or interim data for our lead product candidates will result in success in our clinical trials of those product candidates. For example, we have reported interim results, from our XLRP Phase 1/2 expansion, or Skyline, trial, at 12 months for eight patients who were included in our responder analysis. Four of these eight patients (50%) were considered responders, all four of whom met the strict criteria of at least a 7 decibel (dB) improvement in at least 5 loci. One additional patient did not meet these criteria but had a statistically significant improvement in retinal sensitivity in the treated eye compared with the untreated eye at 12 months. We have also reported 24-month data for our Skyline trial for three of the seven Group 4 patients, including two who were responders at Month 12 (one by the 7dB change in at least 5 loci response criteria and the other based on improved retinal sensitivity in the treated eye compared with the untreated eye). These two patients were still responders at Month 24 according to the same criteria and the third patient who has reached Month 24 was not a responder at Month 12 or Month 24. There is no assurance that the data obtained at the completion of the Skyline trial or from our XLRP Phase 2/3, or Vista, trial will indicate a clinically meaningful benefit or support the submission of a BLA.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. For example, enrolling eligible patients in novel orphan-drug trials can be challenging. We previously experienced delays in enrollment of our pediatric patients in the dose escalation portions of our CNGB3 and CNGA3 trials for ACHM in connection with the COVID-19 pandemic and we previously encountered slower-than-expected enrollment as a result of patients not meeting one or more study eligibility criteria. Additionally, the latest surge in cases due to a COVID-19 variant has created new challenges for us to schedule patients for screening at some sites due to capacity and bandwidth limitations, which has impacted enrollment in our XLRP Phase 1/2 trial.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Our clinical trials have and may continue to be delayed by the necessity to re-test the study agent, the decision to use a single surgeon to treat patients and protocol amendments that require approval by institutional review boards at the clinical sites. A failure of one or more clinical trials can occur at any stage of testing.

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

•

imposition of a clinical hold by regulatory agencies, after review of an IND application or equivalent application or an inspection of our clinical trial operations or trial sites or as a result of an unexpected, serious adverse event;

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

•

delays in the manufacture, testing, release, import or export for the use of sufficient quantities of our product candidates for the use in clinical trials by our vendors, such as the vendor testing errors previously experienced in our ongoing clinical trials; failure by us or our vendors to manufacture our product candidate in accordance with the FDA’s current GMP requirements or similar regulatory requirements and guidelines in other countries;

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

For example, in connection with the clinical development of our XLRP product candidate, we received comprehensive written feedback regarding the design and execution of our proposed registration trial and future regulatory submissions. Based on this feedback, we have revised our development plan to include the Skyline trial in parallel with the Vista trial, which is designed to evaluate sustained efficacy across multiple measures of potential benefit in patients with XLRP. While we continue to move forward as planned with manufacturing, clinical site preparation and other activities to complete the studies as quickly as possible, such expansion will result in additional costs and may delay the completion of the clinical development of our XLRP product candidate.

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

Known adverse reactions that could occur with treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early time points after administration. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of T-cell response due to immune response against the vector capsid proteins. If our vectors demonstrate a similar effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. In addition, theoretical adverse reactions of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, also known as cancer, which could potentially enhance the risk of malignant transformation. Potential procedure-related adverse reactions, including inflammation, can also occur and have, in fact, been observed in our trials, including in the XLRP and ACHM trials. In August 2021, for example, three new SAEs of significant inflammation that are considered a suspected unexpected serious adverse reaction occurred in pediatric patients at the highest trial dose concentration in our ACHM trial (two CNGA3 patient and one CNGB3 patient). There is also the potential risk of delayed adverse reactions following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse reactions occur, our clinical trials could be suspended or terminated and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial. If we elect or are required to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates will be harmed and our ability to generate product revenue from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Generally, if a product candidate with an orphan-drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and the same indication during the exclusivity period, except in limited circumstances. The FDA has not defined the meaning of “same drug” specifically for gene therapy products in a regulation. In January 2020, the FDA issued draft guidance in which the FDA proposed its interpretation of the “sameness” criterion for determining whether a gene therapy product would be eligible for orphan-drug exclusivity. The FDA proposed to consider two gene therapy products for the same indication to be different, thus each eligible for market exclusivity, if they have different transgenes and different vectors, different transgenes regardless of whether they have the same vectors, or different vectors from a different viral class. The public docket to submit comments on the draft guidance closed on July 28, 2020. There is no required timeframe within which the FDA must complete its review of comments. The FDA could decide to revise the draft sameness guidance, finalize it as proposed, or withdraw it. It is possible that the FDA could conclude that no two gene therapy products could ever be considered the same, thus precluding any gene therapy product from obtaining orphan drug exclusivity. The applicable orphan exclusivity period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan-drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure the regulatory body that it can provide sufficient quantity of the product to meet the needs of patients with the rare disease or condition, or if a gene therapy product considered to be the same as our product candidate is superior in certain respects.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug that is considered the “same drug” for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

The COVID-19 pandemic could materially and adversely affect our ability to conduct clinical trials and engage with our third-party vendors and thereby have a material adverse effect on our financial results.

The FDA has indicated that the staff of the Center for Biologics Evaluation and Research continue to operate according to historical timelines despite the allocation of substantial resources to address the COVID-19 pandemic. The FDA has noted, however, that its current levels of performance may be impacted by the workload created by COVID-19 activities. It is possible that the FDA could prioritize and shift more resources to COVID-19 activities in the future, which could delay future meetings or preclude in-person meetings with the FDA regarding next-phase clinical study design for our product candidates, including XLRP, and thus could delay their development programs. Any decision by the FDA to delay or refuse meeting with us or to limit communications with us in light of COVID-19 could have a material adverse effect on our scheduled clinical trials, which could increase our operating expenses and have a material adverse effect on our financial results.

We have experienced delays in enrollment of our pediatric patients in the dose escalation portions of our CNGB3 and CNGA3 trials for ACHM in connection with the COVID-19 pandemic. Additionally, the latest surge in cases due to a COVID-19 variant has created new challenges for us to schedule patients for screening at some sites due to capacity and bandwidth limitations, which has impacted enrollment in our XLRP Phase 1/2 trial. We could also experience delays in critical follow-up visits required under clinical trial protocols, which could increase the cost of those trials and also impact their expected timelines. Our ability to fully interpret the trial outcomes and the ability of certain lab-based employees to perform their jobs due to stay-at-home orders or other restrictions related to COVID-19 could also result in delays and increase our operating expenses. We have engaged a mobile vision center as an alternative method of data acquisition in an effort to maintain existing timelines for our programs. However, this method of data acquisition and/or other methods to respond to the impact of COVID-19 has, and may continue to, increase our operating costs.

Furthermore, third-party vendors, such as raw material suppliers and contracted manufacturing, testing or research organizations, could also be impacted by COVID-19, which could result in unavoidable delays and/or increases in our operating costs. In particular, we obtain certain raw materials in the synthesis of our drug candidates and NHPs for toxicology testing in countries affected by the COVID-19 pandemic. If we are unable to obtain these raw materials or NHPs in sufficient quantity and in a timely manner, the development, testing and clinical trials of our drug candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

The extent to which the COVID-19 pandemic may impact our clinical trials and our dealings with vendors will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, and the effectiveness of actions to prevent transmission, contain the virus, and treat those who have contracted COVID-19.

Risks related to our reliance on third parties and our plans to develop manufacturing capacity

We expect to rely on third parties to conduct aspects of our product manufacturing and protocol development, and these third parties may not perform satisfactorily.

During May 2021, we entered into a lease for a build-to-suit 21,250 square foot cGMP manufacturing and quality control facility adjacent to our existing Florida facility to prepare for late-stage development of our XLRP and ACHM programs. The build-out of the new manufacturing and quality control facility is in its very early stages and we do not expect that this facility will be completed until the second half of calendar year 2022. Moreover, we do not expect to independently conduct all aspects of our vector production, product manufacturing, protocol development, and monitoring and management of our ongoing and planned preclinical and clinical programs. We currently rely and, until such manufacturing and quality control facility is built, validated and operational, we expect to continue to rely, to a significant degree, on third parties for the production of our clinical trial materials. In such cases, we expect to control only certain aspects of the third parties’ activities. Additionally, we may experience delays in the build-out of our proposed manufacturing and quality control facility, which will require completing the construction, development and startup of our new facilities, substantial additional expenditures, time, and various regulatory approvals and permits, all of which may be impacted by the COVID-19 pandemic. In addition, we will need to hire and train a significant number of employees and managerial personnel to staff expanded manufacturing and supply chain operations. Due to these risks and uncertainties, we may fail to complete the build-out at all, incur significant costs and be required to continue to rely solely on third party manufacturers.

Under certain circumstances, these third parties may be entitled to terminate their engagements with us or we may seek to terminate our engagement with them. Because of the complexities inherent in gene therapy manufacturing, we expect that any engagement by us of a new third-party manufacturer for our product candidates would take a substantial amount of time to establish. Accordingly, if we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study and trial protocols. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study and trial plans and protocols, or if there are disagreements between us and these third parties, we will not be able to complete, or may be delayed in completing, the preclinical studies and clinical trials required to support future IND submissions and approval of our product candidates. In some cases, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay with respect to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Separately, even if we complete and commence operations of our leased build-to-suit manufacturing and quality control facility, we do not have experience in manufacturing product candidates or manufacturing products on a commercial scale. We may encounter difficulties in the manufacture of our product candidates due to our limited manufacturing experience. These difficulties could delay the build-out and equipping of a commercial manufacturing facility and regulatory approval of the manufacture of our product candidates, if approved, using the facility, increase our costs or cause production delays or result in us not manufacturing sufficient product to meet our expected commercial requirements, any of which could damage our reputation and hurt our profitability. If we are unable to successfully increase our manufacturing capacity to commercial scale, either through our leased build-to-suit manufacturing and quality control facility or through alternative manufacturers, our business may be materially adversely affected.

Additionally, if our supply or the supply of materials and products from an approved manufacturer is interrupted, there could be a significant disruption in commercial supply of our products. Because of the complexities inherent in our gene therapy manufacturing, we expect that there will be a significant period of time following our engagement of an alternative third-party manufacturer before that manufacturer will be in a position to provide an adequate supply of our product candidates for our clinical trials. In addition, any alternative manufacturer will also need to be qualified through a BLA supplement, which could result in further delay. The regulatory agencies may also require additional trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs. Our CROs also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

•	if we fail to obtain orphan drug designation for a partnered product, we may realize diminished economic benefit upon the ultimate commercialization of that product candidate;

•	restrictions and commitments contained in collaborations may have the effect of preventing us from independently undertaking development and other efforts that may appear to be attractive to us;

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

Currently there are no approved products for any of our lead orphan ophthalmology indications of XLRP and ACHM. However, for XLRP, 4D Molecular Therapeutics, MeiraGTx and Biogen are developing AAV-based gene therapies and MeiraGTx also has competing programs in ACHM-B3 and ACHM-A3. We believe that the key competitive factors that will affect the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

A number of companies have announced that they are working on AAV-based gene therapy technology and there are companies developing gene therapies in the field of orphan ophthalmology, on which we are currently focused, which have programs that are at the clinical and preclinical stages.

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

Gene therapy remains a novel technology, with only five gene therapy products approved to date in the United States and only ten gene therapy products approved to date in Europe. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, trials using a high-dose AAV therapy have led to several well-publicized adverse events, including reported deaths related to sepsis. Adverse events in our clinical trials or the clinical trials of other gene therapy companies, even if not ultimately attributable to our product candidates, and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Some of the provisions of the ACA have been subject to judicial and Congressional challenges, and we expect there to be further challenges in the future. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA and, therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. An appeal was taken to the U.S. Supreme Court, which heard oral arguments in the case on November 10, 2020. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions. There may be other efforts to challenge, repeal or replace the ACA. If successful, it may potentially impact our business in the future.

Further changes to and under the ACA remain possible, although President Biden’s administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for subsidies under it. Specifically, President Biden indicated that he intends to use executive orders to undo changes to the ACA made by the Trump administration and would advocate for legislation to build on the ACA. It is unknown what form any such changes or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future. We expect that changes to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug and biologic prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

In order to induce valuable employees to remain at AGTC, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We rely on our relationship with a professional human resource service organization for our human relations function and as a co-employer of our personnel and, if that party failed to perform its responsibilities under that relationship, our relations with our employees could be damaged and we could incur liabilities that could have a material adverse effect on our business.

All of our personnel, including our executive officers, are co-employees of AGTC and a professional human resource service organization, Insperity. Under the terms of our arrangement, Insperity is the formal employer of all of our personnel and is responsible for administering all payroll, including tax withholding, and providing health insurance and other benefits to those individuals. We reimburse Insperity for those costs, and pay Insperity an administrative fee for its services. If Insperity fails to comply with applicable laws or its obligations under this arrangement, our relationship with our employees could be damaged. We could, under certain circumstances, be held liable for a failure by Insperity to appropriately pay, or withhold and remit required taxes from payments to, our employees. In such a case, our potential liability could be significant and could have a material adverse effect on our business.

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

Further, net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021, generally may be carried back to each of the five tax years preceding the loss and then carried forward indefinitely. To the extent that such losses are carried forward to tax years beginning after December 31, 2020, a taxpayer’s ability to utilize such carryforwards is limited to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years beginning after December 31, 2020 can be carried forward indefinitely and can be utilized to the extent of 80% of a taxpayer’s taxable income in the relevant carryforward tax year; however, carryback of such losses is generally prohibited. Net operating loss carryforwards generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback period and a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business and financial results.

Cyber-attacks or other breaches of network or other information technology security could have an adverse effect on our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including, but not limited to, intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information.

Cyber-attacks or other breaches of network or information technology security may cause equipment failures or disruptions to our operations. While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the actions we take to prevent or detect the risk of cyber incidents and protect our information technology and networks may be insufficient to prevent or detect a major cyber-attack in the future. Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of our current and any future third-party vendors, collaborators and other contractors and consultants, and the increasing amount of confidential information that they maintain, such information technology systems are vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies.

If we fail to prevent the theft of valuable information such as financial data, sensitive information about us, our patients or our intellectual property, or if we fail to protect the privacy of patient and employee confidential data against breaches of network or information technology security, we could incur liability and it would damage our reputation, which could adversely impact the confidence of our partners, investors and employees. Additionally, such an event could cause interruptions in our operations or result in a disruption of our development programs and our business. For example, the loss of clinical trial data from our clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, which could result in a material adverse effect on our results of operations and financial condition. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. Moreover, if the information technology systems of our third-party vendors, collaborators and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of that nature from occurring.

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

For example, we are aware of a third-party U.S. patent that may be construed to cover our gene therapy compositions for treating XLRP. In Europe, the third party limited the claims in its pending patent application to require a nucleotide sequence not present in our gene therapy compositions for treating XLRP. We are also aware of other corresponding international applications owned by such third party. If such third party asserts this U.S. patent or other patents that may issue from corresponding international patent applications against us and our XLRP product candidate, we believe that we would have defenses against any such assertion, however, there can be no assurance that any such defenses will be successful. If such patents, or any other third-party patents, were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, and are not held to be invalid or unenforceable, the holders of any such patents may be able to block our ability to commercialize such product candidate, including our XLRP product candidate, unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, methods for manufacture or methods of use, including combination therapy, and are not held to be invalid or unenforceable, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates, including our XLRP product candidate. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. We are a party to intellectual property license agreements with the University of Florida Research Foundation, an affiliate of the University of Florida, and Johns Hopkins University, each of which is important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

Fluctuations in the price of our common stock could contribute to the loss of all or part of your investment. Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2014 and through August 31, 2021, the price of our common stock on the Nasdaq Global Market has ranged from $2.26 to $34.37. Any of the factors listed below could have a material adverse effect on your investment in our common stock. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or the exercise of outstanding warrants to acquire shares of our common stock, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. No awards have been issued to date under our 2013 Employee Stock Purchase Plan and, as such, all of the 128,571 shares previously authorized under that plan remain available for issuance. As of June 30, 2021, 1,233,889 shares were available for issuance under our 2013 Equity and Incentive Plan. As of June 30, 2021, we have granted options to purchase 4,286,361 shares of our common stock and 628,000 restricted stock units to acquire shares of our common stock. Additionally, on February 1, 2021, in connection with an underwritten public offering of common stock, we issued accompanying warrants to purchase 8,370,786 shares of our common stock, with an exercise price of $6.00 per share (subject to certain adjustments). Such warrants are immediately exercisable and expire on February 1, 2026. Any exercise of our outstanding options or warrants, or vesting of our restricted stock units, or any further issuance of options, warrants or restricted stock units may result in material dilution to our existing stockholders.

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

General Risk Factors

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial results timely and accurately, which could adversely affect investor confidence in our company, and in turn, our results of operations and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and operate successfully as a public company. Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, requires that companies evaluate and report on their systems of internal control over financial reporting. Any failure to maintain effective internal controls could cause a delay in compliance with our reporting obligations, SEC rules and regulations or SOX Section 404, which could subject us to a variety of administrative sanctions, including, but not limited to, SEC enforcement action, ineligibility for short form registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, each of which could adversely affect our business and the trading price of our common stock.

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

If we are successful in executing our business strategy, we will need to continue to expand our managerial, operational, financial and other systems and resources to manage our operations (to include a new leased build-to-suit manufacturing and quality control facility), continue our research and development activities, and, in the longer term, build a sales force and commercial infrastructure to support commercialization of any of our product candidates that are approved for sale. Future growth would impose significant added responsibilities on members of management. It is possible that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and products requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

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

We are exposed to the risk that our employees, CROs, principal investigators, consultants and commercial partners may engage in fraudulent conduct or other illegal activity or may fail to disclose unauthorized activities to us. Misconduct by these parties could include intentional, reckless and/or negligent failures to comply with:

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, manufacture and disposal of hazardous materials and waste products. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste products. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We could also incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses that we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations may also result in substantial fines, penalties or other sanctions.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on the appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, to fund our future growth and do not expect to declare or pay any dividend on shares of our common stock in the foreseeable future. Moreover, our ability to declare or pay any cash dividends on our common stock is restricted by the agreement governing our outstanding debt. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock appreciates and you sell your shares at a price above your cost.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our common stock could decline.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not continue to cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which, in turn, could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

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

In May 2021, we signed a 20-year lease for a build-to-suit 21,250 square foot cGMP manufacturing and quality control facility adjacent to our existing Florida facility to prepare for late-stage development of our XLRP and ACHM programs. We anticipate that the build-out of the new manufacturing and quality control facility will be completed during the second half of calendar year 2022. Additional information regarding our new cGMP manufacturing and quality control facility can be found in Note 3 to our financial statements in this Annual Report on Form 10-K.

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

As of September 16, 2021, a total of 42,859,675 shares of our common stock were outstanding and we had 30 holders of record of our common stock.

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

Overview

We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for people suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinitis pigmentosa (“XLRP”), achromatopsia (“ACHM”) and optogenetics, as well as a preclinical program in age-related macular degeneration (“AMD”). In addition to ophthalmology, we have initiated one preclinical program in otology and two preclinical programs targeting central nervous system disorders (“CNS”), including frontotemporal dementia (“FTD”) and amyotrophic lateral sclerosis (“ALS”). Our optogenetics program is being developed in collaboration with Bionic Sight, LLC (“Bionic Sight”) and our otology program is being developed in collaboration with Otonomy, Inc. (“Otonomy”). With a number of important clinical milestones on the horizon, we believe that we are well positioned to advance multiple programs toward pivotal studies. In addition to our product pipeline, we have also developed broad technological and manufacturing capabilities utilizing both our internal scientific resources and collaborations with others, such as our efforts with the University of Florida, which provides us with expertise in vector design and access to novel capsids.

Since our inception, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept programs in ophthalmology, otology, CNS, and alpha-1 antitrypsin deficiency, an inherited orphan lung disease, including manufacturing product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily through public offerings of our common stock and warrants to purchase our common stock, private placements of our preferred stock, collateralized borrowing and collaborations. We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the United States Food and Drug Administration, or FDA, and by patient advocacy groups such as The Foundation Fighting Blindness and the Alpha-1 Foundation.

We have incurred losses from operations in each year since inception, except for fiscal year 2017, wherein we reported net income of $0.4 million due, in part, to profits from a collaboration agreement that was ultimately terminated in March 2019. For the years ended June 30, 2021 and 2020, we reported net losses of $57.8 million and $45.9 million, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and general and administrative and other expenses associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities as we:

•	continue to conduct preclinical studies and clinical trials for our XLRP and ACHM product candidates and preclinical studies for our other ophthalmology, otology and CNS product candidates;

•	continue our research and development efforts, including exploration through early preclinical studies of potential applications of our gene therapy platform in:

•	orphan ophthalmology indications;

•	non-orphan ophthalmology indications, including AMD and other retinal diseases; and

•	other inherited diseases, such as otology and CNS indications;

•	manufacture clinical trial materials and develop larger-scale manufacturing capabilities, including the lease of a new build-to-suit manufacturing and quality control facility;

•	seek regulatory approval for our product candidates;

•	further develop our gene therapy platform;

•	add personnel to support our scientific, collaboration, product development and commercialization efforts; and

•	continue to operate as a public company.

As of June 30, 2021, we had cash and cash equivalents and liquid investments totaling $107.1 million. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our available cash and cash equivalents and investments will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs into calendar year 2023. In order to complete the XLRP Phase 2/3 (“Vista”) trial, move our ACHMB3 product candidate forward, obtain regulatory approval for our lead product candidates and build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, acquisitions or other business development activities, or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates and continue our research and development efforts.

Recent Developments

XLRP

In November 2020, we announced a modification to the primary endpoint for our Vista and Phase 1/2 Expansion (“Skyline”) trials based on comments received from the FDA. The design of our Vista trial is expected to include approximately 60 patients randomized across three arms: a low-dose group (the 1.2E+11 vg/mL Group 2 dose from the ongoing Phase 1/2 trial), a high-dose group (the 1.1E+12 vg/mL Group 5 dose from the ongoing Phase 1/2 trial) and an untreated control group. The primary endpoint will be visual sensitivity defined as having at least a 7 decibel improvement in visual sensitivity in at least 5 pre-specified loci at Month 12. Together with a third-party vendor, we have developed a machine learning algorithm that, on a patient-by-patient basis, predicts the loci most likely to improve through evaluation of baseline visual sensitivity. The algorithm was developed using the microperimetry data available to date from the Phase 1/2 dose escalation study. Secondary endpoints include mean change in visual sensitivity, improvements in visual acuity and improvements in performance on a visual navigation course. We also plan to include a masked interim analysis at Month 6, with that data expected to be released in the fourth quarter of calendar year 2022, which may provide us with the opportunity to adjust the trial, if necessary, to optimize outcomes.

In November 2020, we also provided additional data from our XLRP Phase 1/2 trial that indicated 2 of 8 evaluable centrally dosed patients in Groups 2 and 4 were responders at Month 12. A third patient, who was a responder at Month 6, fell just below the responder criterion. All eight evaluable patients also showed stable or improving visual acuity. In addition, we provided six-month data for the 11 centrally dosed patients in Groups 5 and 6 and reported that 5 of 11 patients were responders at Month 6. Nine of these patients also had stable or improving visual acuity. If we apply the planned Vista trial inclusion criteria, 3 of the 11 patients in Groups 5 and 6 would be removed from the analysis, and 5 of 8 patients, or 62%, would be considered responders. We do not have a control arm in the Phase 1/2 trial, which will be part of our Vista trial and necessary to evaluate efficacy.

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

We believe that we have a best-in-class XLRP product candidate that may provide significant benefits to patients with XLRP. We expect to:

•	present 12-month trial results from the ongoing Phase 1/2 clinical trial at the American Academy of Ophthalmology Annual Meeting in November 2021;

•	provide Skyline trial results from the 3-month masked interim analysis in the first half of calendar year 2022;

•	provide Skyline trial results from the 12-month data in the fourth quarter of calendar year 2022; and

•	provide Vista trial results from the 6-month masked interim analysis in the fourth quarter of calendar year 2022.

As part of the Skyline trial, we intend to dose a total of 12 additional patients across two dose groups. The Skyline trial is intended to evaluate the correlation of a new mobility navigation course developed for use with retinitis pigmentosa patients, with the primary endpoint of visual sensitivity at pre-specified loci, providing such data within the earliest timeframe. This trial will have the same overall design as the Vista trial.

ACHM

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

For ACHMA3, data analysis consisted of 12-month data from 10 patients, 9-month data from four patients, 6-month data from one patient and 2- or 3-month data from three patients for a total of 18 patients across five dose groups. One additional patient did not have evaluable data. In the 16 patients in the four highest dose groups, three patients showed improvements in visual sensitivity in the treated area, as measured by static perimetry. No consistent results were seen in other dose groups. None of these three patients with improvements in visual sensitivity had evaluable ERGs.

In June 2021, we announced 12-month data from our on-going Phase 1/2 ACHM clinical trials showing biological activity in patients with mutations in the ACHMB3 gene. In July 2021, we hosted a virtual Research Day that provided an expanded analysis of the 12-month data from our ongoing Phase 1/2 clinical trials in ACHM, including a discussion on light sensitivity and ACHM genetics. These data indicated biologic activity in the dose escalation portions in both the ACHMB3 and ACHMA3 trials. The response was more robust in the ACHMB3 patients than the ACHMA3 patients and, therefore, we plan to move forward with planning for late-stage development of the ACHMB3 product candidate.

Retinal sensitivity, as measured by full-field perimetry, improved in four of 11 ACHMB3 patients in the high dose adult and pediatric groups, as well as two patients in the low dose adult groups. There were no notable changes in the untreated fellow eyes. The light level in which the patients experienced discomfort, the single most important symptom to patients, also improved in six of the 11 patients with improvement also seen in the fellow eye of those six patients. At our virtual Research Day, Medical College of Wisconsin study investigator Joseph Carroll, Ph.D., noted that bilateral effects to monocular stimuli are not uncommon in ophthalmology, and he described well-established neuro-anatomical and physiological explanations for this observation. Three of these patients were also responders for visual sensitivity providing more evidence of overall improvement in visual function.

Given the evidence of treatment response described above for all adults and the lowest dose group 4 pediatric patients, as well as supportive anecdotal patient reports, we are preparing for an End of Phase 2 (EOP2) submission for our ACHMB3 program and to request a meeting with the FDA in advance of initiating a Phase 2/3 trial. We expect this meeting to occur in the first half of calendar year 2022. We are also collecting novel measures of efficacy including color brightness (CoBri) testing and functional magnetic resonance imaging (fMRI) testing for the recently enrolled and currently enrolling pediatric patients. These additional tests may further support the patient anecdotal reports and the existing evidence of biologic activity of the CNGB3 candidate.

For CNGA3, we are focused on analysis of the data from pediatric patients in the Phase 1/2 trial. Preclinical animal data showed a treatment effect in young sheep, which might predict comparable treatment responses in younger pediatric Phase 1/2 patients despite the CNGA3 genetic considerations described above.

We recently enrolled six pediatric ACHMB3 patients and five pediatric ACHMA3 patients in higher dose groups 5a and 6a. Three new serious adverse events (SAEs) of significant inflammation that are considered a Suspected Unexpected Serious Adverse Reaction, or SUSAR, occurred in pediatric patients at the highest trial dose concentration (3.2e12 vg/mL); two patients are in the CNGA3 trial, the other is in the CNGB3 trial. An additional CNGB3 pediatric patient at this dose also has presented with significant inflammation during approximately the same post-operative time frame but has not required a subsequent procedure. To address the above safety events in pediatric patients, systemic and local steroid doses have been increased and patients are being monitored closely. No comparable inflammation has been seen in the six pediatric patients across both trials at dose group 5a, nor in any of the adult patients or lowest group 4 pediatric patients on which we previously reported. These new data do not change our plans to continue development of the ACHM product candidates and, as a result, we plan to release 3-month data for high dose pediatric patients, both ACHMB3 and ACHMA3, in the fourth quarter of calendar year 2021. We are currently postponing enrollment of the last pediatric patient in the ACHMA3 trial pending review of longer-term data for the high dose pediatric patients.

Build-To-Suit Manufacturing and Quality Control Facility in Alachua, Florida

In May 2021, we signed a 20-year lease for a build-to-suit 21,250 square foot current Good Manufacturing Practices (“cGMP”) manufacturing and quality control facility adjacent to our existing Florida facility to prepare for late-stage development of our XLRP and ACHM programs. Leasing this cGMP facility is part of our strategy to enable more rapid filing of a Biologics Licensing Application and commercial launch of our XLRP candidate upon potential FDA approval. The cGMP facility is also expected to support more rapid advancement of our product pipeline while providing supply chain redundancy and reducing manufacturing risk. We anticipate that the build-out of the new manufacturing and quality control facility will be completed during the second half of calendar year 2022.

Additional information regarding our new cGMP manufacturing and quality control facility can be found in Note 3 to our financial statements in this Annual Report on Form 10-K.

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

We intend to use the net proceeds from the offering, together with other available funds, to fund our ongoing Skyline and Vista trials and our ongoing Phase 1/2 clinical trials in our ACHMB3 and ACHMA3 programs, and for working capital and other general corporate purposes.

At-The-Market Offering Program

On April 2, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. as sales agent to sell shares of our common stock, from time to time, through an “at-the-market offering” program having an aggregate offering price of up to $50.0 million. However, we have not sold any shares under this agreement and are not obligated to do so in the future.

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

Additional information regarding our long-term loan agreement and the Amendment can be found in Note 8 to our financial statements in this Annual Report on Form 10-K.

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

In March 2021, Bionic Sight, which has responsibility for conducting the clinical trial, reported promising results in its first two cohorts of patients. Bionic Sight reported that these patients, all of whom have complete or near-complete blindness, can now see light and motion, and, in two cases, can detect the direction of motion. The product appears to be safe and well tolerated and Bionic Sight is continuing to enroll patients at higher doses.

Otonomy

During October 2019, we entered into a strategic collaboration agreement with Otonomy to co-develop and co-commercialize an adeno-associated virus-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene (“GJB2”) – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately 30% of all genetic hearing loss cases. Patients with this mutation can have severe-to-profound deafness in both ears that is identified in screening tests routinely performed in newborns. Under the collaboration agreement, the parties began equally sharing the program costs and proceeds in January 2020 and can include additional genetic hearing loss targets in the future. We and Otonomy announced promising preclinical data at the American Society of Gene and Cell Therapy meeting in May 2021, demonstrating the rescue of hearing loss and cochlear morphology in two independent mouse models. Collectively, we are conducting IND (investigational new drug)-enabling activities based on pre-IND meeting feedback from the FDA, with an IND filing anticipated in the first half of calendar year 2023.

Additional information regarding the Bionic Sight and Otonomy collaborative agreements can be found in Note 9 to our financial statements in this Annual Report on Form 10-K.

Financial Operations Review

Revenue

We generate revenue primarily through: (i) collaboration agreements; (ii) sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates; (iii) federal research and development grant programs; and (iv) licensing arrangements. In the future, we may generate revenue from product sales (if any products are approved), license fees, milestone payments, development services, research and development grants, or from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development programs, manufacturing efforts and reimbursements, collaboration milestone payments, and the sale of our products, to the extent that any are approved and successfully commercialized. We do not expect to generate revenue from product sales for the foreseeable future, if at all. If we or our collaborators fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue and our results of operations, financial position and cash flows would be materially adversely affected.

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

•

increased cost and delay associated with manufacturing or testing issues, including ongoing quality assurance, qualifying new vendors and developing in-house capabilities through, among other things, our lease of a new cGMP build-to-suit manufacturing and quality control facility;

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

From our inception and through June 30, 2021, we have incurred approximately $282.6 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates, explore potential applications of our gene therapy platform in other indications and execute our plan to open and operate a leased cGMP manufacturing and quality control facility.

General and administrative and other expenses

General and administrative and other expenses primarily consist of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, legal, business development, finance and human resource functions. Other general and administrative expenses include costs to support employee training and development, board of directors’ costs, depreciation, insurance, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, including patent-related expenses, and accounting, investor relations, corporate communications and information technology services. We anticipate that our general and administrative and other expenses will continue to increase in the future as we hire additional employees to support our research and development efforts, collaboration arrangements, and the potential commercialization of our product candidates. Additionally, if and when we believe that regulatory approval of our first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates. Our general and administrative expenses are also expected to increase as we execute our plan to open and operate a leased cGMP manufacturing and quality control facility.

Investment income, net

Investment income, net consists of interest earned on cash and cash equivalents and held-to-maturity investments in debt securities. During the year ended June 30, 2021, investment income, net declined by $1.1 million when compared to the prior year. Such reduction in investment income, net was primarily due to lower interest rates in the marketplace.

Interest expense

Interest expense during the year ended June 30, 2021 was primarily attributable to the loan agreement that we entered into on June 30, 2020 and amended in May 2021. Additional information regarding our long-term loan agreement can be found in Note 8 to our financial statements in this Annual Report on Form 10-K.

Provision for (benefit from) income taxes

Income tax benefit for the year ended June 30, 2021 was $2.1 million compared to income tax expense of $83,000 for the year ended June 30, 2020. The income tax benefit during the year ended June 30, 2021 was primarily due to the reversal of our uncertain tax position liabilities, including the related interest and penalties. During the year ended June 30, 2020, income tax expense was primarily due to estimated interest and penalties on our then-existing uncertain tax positions. Additional information regarding our income taxes can be found in Note 11 to our financial statements in this Annual Report on Form 10-K.

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

For performance obligations consisting of licenses and other promises, we use judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue from upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

We receive payments from our customers based on billing terms established in each contract. Such billings generally have 30-day payment terms. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under those arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional.

Research and development expenses

Research and development expenses include costs incurred in identifying, developing and testing product candidates and generally comprise compensation and related benefits and non-cash share-based compensation to research-related employees; laboratory costs; animal and laboratory maintenance and supplies; rent; utilities; clinical and preclinical expenses; and payments for sponsored research, scientific and regulatory consulting fees and testing.

As part of the process of preparing our financial statements, estimates of accrued expenses are necessary. The estimation process involves reviewing quotations and contracts, identifying services that have been performed on our behalf, and determining the level of services performed and associated costs incurred for services for which we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice monthly in arrears for services performed or when contractual milestones are met. We estimate our accrued expenses at the end of each reporting period based on the facts and circumstances known at that time. The significant estimates in our accrued research and development expenses primarily relate to expenses incurred with respect to academic research centers, contract research organizations and other vendors in connection with research and development activities for which we have not yet been invoiced.

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

Share-based compensation

We account for share-based awards issued to employees in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation, and generally recognize share-based compensation expense on a straight-line basis over the period that an employee is required to provide service in exchange for the award. In certain instances, we use a graded vesting schedule to recognize compensation expense. We also award stock options and restricted stock units to nonemployees in exchange for consulting services. The determination of share-based compensation costs for nonemployees is generally consistent with that of employee awards, with expense recognized as services are provided to us over the related service period.

For purposes of calculating share-based compensation expense, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of a share-based compensation award utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including the expected volatility of our stock, the expected life of the stock option, the risk-free interest rate and expected dividends. Additionally, we use a Monte Carlo simulation model to determine the fair value of restricted stock units with market-based vesting conditions for purposes of calculating share-based compensation expense. The Monte Carlo simulation model incorporates the probability of satisfying a market condition and uses transaction details such as our stock price, contractual terms, maturity and risk-free interest rates, as well as volatility. The fair value of restricted stock units with no performance or market vesting conditions is based on the market value of our common stock on the date of grant.

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

Income taxes

We use the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are projected to be recovered or settled.

As required by U.S. GAAP, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties related to uncertain tax positions are reflected in the provision for (benefit from) income taxes.

Recent Accounting Pronouncements

See Note 2 to our financial statements in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Results of Operations

Comparison of the years ended June 30, 2021 and 2020

Revenue

During the years ended June 30, 2021 and 2020, we recognized total revenue of $0.5 million and $2.5 million, respectively.

Effective April 13, 2021, we entered into a license agreement with a third party whereby we provided nonexclusive rights to our proprietary cone-specific promoter technology for use in the development of two non-competing products. In connection with this agreement, we recognized $0.5 million of license fee revenue during the year ended June 30, 2021.

During December 2019, Bionic Sight met a milestone related to clearance of filing of an Investigational New Drug application under its collaboration agreement with us and, as a result, we recognized $2.2 million of non-cash collaboration revenue during the year ended June 30, 2020 in connection with in-kind contributions made since inception of the Bionic Sight collaboration agreement. During the year ended June 30, 2020, we also recorded $0.2 million and $0.1 million of grant revenue and other milestone revenue, respectively.

Additional information regarding the abovementioned license agreement and the Bionic Sight collaborative agreement can be found in Note 9 to our financial statements in this Annual Report on Form 10-K.

Research and development expenses

The table below summarizes our research and development expenses by product candidate or program for the years indicated.

	Year Ended June 30,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
External research and development expenses:
XLRP	$15,250	$6,492	$8,758	>100%
ACHM	4,720	5,956	(1,236)	(21)%
XLRS	314	706	(392)	(56)%
Research and discovery programs	2,799	1,781	1,018	57%

Total external research and development expenses	23,083	14,935	8,148	55%

Internal research and development expenses:
Employee-related costs	12,663	12,466	197	2%
Share-based compensation	1,110	1,451	(341)	(24)%
Other	7,544	6,926	618	9%

Total internal research and development expenses	21,317	20,843	474	2%

Total research and development expenses	$44,400	$35,778	$8,622	24%

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

Research and development expenses for the years ended June 30, 2021 and 2020 were $44.4 million and $35.8 million, respectively, an increase of $8.6 million, or 24%. Such increase was primarily attributable to:

•	$8.8 million of increased external spending for our XLRP trials due to our planned manufacturing, clinical site preparation and other activities related to our Skyline and Vista trials;

•

$1.0 million of increased external spending for our research and discovery programs, which was primarily due to planned material production costs in connection with our CNS preclinical program targeting FTD; and

•

$0.6 million of increased other internal research and development expenses for temporary staffing and consultants while we recruit new employees, partially offset by a reduction in laboratory supply costs due to the timing of our needs.

Such increases were partially offset by: (i) a $1.2 million decrease in external spending for our ACHM trials; (ii) a $0.4 million decrease in expenses in connection with the wind-down of our X-linked retinoschisis, or XLRS, program; and (iii) a $0.3 million decrease in our share-based compensation expense. The decrease in ACHM expenses was primarily due to reduced patient enrollment, patient visits and new site activations during the year ended June 30, 2021 when compared to the prior year, all of which reduce our overall clinical programs costs, partially offset by incremental expenses for our mobile vision center. The decline in share-based compensation expense was due to, among other things, the cost attributable to a performance-based stock option award that achieved a milestone during the year ended June 30, 2020 with no corresponding current year activity.

General and administrative and other expenses

The table below summarizes our general and administrative and other expenses for the years indicated.

	Year Ended June 30,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
Employee-related costs	$5,312	$5,746	$(434)	(8)%
Share-based compensation	1,568	1,547	21	1%
Legal and professional fees	1,636	468	1,168	>100%
Other	6,035	5,856	179	3%

Total general and administrative and other expenses	$14,551	$13,617	$934	7%

General and administrative and other expenses for the years ended June 30, 2021 and 2020 were $14.6 million and $13.6 million, respectively, an increase of $0.9 million, or 7%. Such increase was primarily due to higher (i) legal fees resulting from increased reliance on external legal counsel and (ii) recurring operating and business development costs pertaining to normal operations. Such increases were partially offset by a reduction in employee-related costs of $0.4 million that resulted from a lower corporate headcount during the year ended June 30, 2021 when compared to the prior year.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception and, as of June 30, 2021, we had an accumulated deficit of $239.3 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development expenses and general and administrative and other expenses will continue to increase and, as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Most recently, we received: (i) $34.8 million of proceeds from the issuance of our common stock, net of issuance costs, in February 2020; (ii) $9.9 million of loan proceeds, net of debt discounts, during each of June 2020 and May 2021; and (iii) net proceeds of $69.3 million in February 2021 from the underwritten public offering that is described above under “Recent Developments.” Among other things, the May 2021 net cash proceeds are expected to partially fund certain equipment and shared building fit out costs, as well as new employee hires, in connection with our lease and operation of a new cGMP build-to-suit manufacturing and quality control facility in Alachua, Florida. Importantly, through a tenant improvement allowance and tiered rental rates, we have structured our third-party leasing costs for such facility in a way that will not significantly impact our cash runway until the fiscal year ending June 30, 2024. Additional information regarding the new manufacturing and quality control facility and our long-term loan agreement can be found in Notes 3 and 8, respectively, to our financial statements in this Annual Report on Form 10-K.

We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our projected cash position and access to capital. We will continue to assess our cash position and, if circumstances warrant, make appropriate adjustments to our operating plan.

Cash in excess of immediate requirements is invested in accordance with our investment policy, which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within twelve months. As of June 30, 2021, our cash and cash equivalents were held in bank accounts and money market funds, while our investments consisted of a U.S. Treasury security that matured in July 2021, consistent with our investment policy.

Cash flows

The table below sets forth the primary sources and uses of cash for the years indicated.

	Year Ended June 30,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
Cash provided by (used in):
Operating activities	$(51,173)	$(41,620)	$(9,553)	(23)%
Investing activities	38,147	8,399	29,748	>100%
Financing activities	79,615	44,981	34,634	77%

Net increase in cash and cash equivalents	$66,589	$11,760	$54,829	>100%

Operating activities. For both the years ended June 30, 2021 and 2020, cash used in operating activities was primarily the result of research and development expenses and general and administrative and other expenses incurred in conducting normal business operations. Specifically, the cash used in operating activities of $51.2 million during the year ended June 30, 2021 was due to a net loss of $57.8 million, partially offset by non-cash items in our statement of operations of $2.8 million and favorable changes in our operating assets and liabilities of $3.9 million. The cash used in operating activities of $41.6 million during the year ended June 30, 2020 was due to a net loss of $45.9 million, partially offset by non-cash items in our statement of operations of $2.2 million and favorable changes in our operating assets and liabilities of $2.1 million.

Investing activities. Cash provided by investing activities of $38.1 million during the year ended June 30, 2021 consisted primarily of cash proceeds of $61.0 million from maturities of investments, net of investment purchases of $21.0 million, partially offset by purchases of property and equipment of $1.5 million and intellectual property costs of $0.4 million. Cash provided by investing activities of $8.4 million during the year ended June 30, 2020 consisted primarily of cash proceeds of $72.5 million from maturities of investments, net of investment purchases of $58.9 million, partially offset by an equity investment in Bionic Sight of $4.0 million, purchases of property and equipment of $0.9 million and intellectual property costs of $0.3 million.

Financing activities. Cash provided by financing activities of $79.6 million during the year ended June 30, 2021 included: (i) proceeds of $69.3 million from the issuance of common stock and accompanying warrants, net of issuance costs; (ii) net cash received of $9.9 million from a second term loan advance under our collateralized debt arrangement; and (iii) proceeds from exercises of common stock options of $0.8 million. These items were partially offset by (i) payments for deferred financing fees and taxes related to equity awards and (ii) principal payments on a finance lease. Cash provided by financing activities of $45.0 million during the year ended June 30, 2020 primarily consisted of: (i) proceeds of $34.8 million from the issuance of common stock, net of issuance costs; (ii) net cash received of $9.9 million from our collateralized debt arrangement that closed on June 30, 2020; and (iii) proceeds from exercises of common stock options of $0.4 million. These items were partially offset by principal payments on a finance lease.

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

We believe that our available cash and cash equivalents and investments, which totaled $107.1 million on June 30, 2021, will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs into calendar year 2023. However, we will require substantial additional funding to: (i) finish our Vista trial; (ii) move our ACHMB3 product candidate forward; (iii) complete the process necessary to seek regulatory approval for our lead product candidates; (iv) build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved; and (v) execute our plan to open and operate a leased cGMP manufacturing and quality control facility.

Contractual obligations and commitments

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide this information.

Off-balance sheet arrangements

During the years presented in this Annual Report on Form 10-K and as of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

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

APPLIED GENETIC TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Applied Genetic Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Applied Genetic Technologies Corporation (the Company) as of June 30, 2021 and 2020, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Accrued Research and Development Expenses

Description of the Matter

As of June 30, 2021, the Company had $9.8 million of accrued research and development expenses in accrued and other liabilities on its balance sheet. As described in Note 2 to the financial statements, this accrual includes costs incurred for services related to the Company’s obligations under its contracts with vendors in connection with research and development efforts. Because the financial terms and billing frequency of these contracts vary, the Company may make vendor payments that differ from the periods during which materials are consumed or services are provided. The Company develops estimates of costs incurred based on reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of services performed and the associated costs incurred for services for which the Company has not yet been invoiced or otherwise notified of the actual cost.

Auditing the Company’s accrued research and development expenses was complex because the financial terms and billing frequency of vendor contracts may differ from when the services are actually provided and the estimate can incorporate significant assumptions such as progress towards the achievement of project milestones.

How We Addressed the Matter in Our Audit	To evaluate the accrued research and development expenses, our audit procedures included, among others, inspecting the Company’s contracts with its research and development vendors and evaluating the underlying data used in the estimates of the services provided. We also corroborated the progress of research and development activities through inquiry with the Company’s contract monitors and with information obtained directly from third-party vendors, as well as tested invoices received from vendors throughout the Company’s fiscal year and subsequent to the balance sheet date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Tampa, Florida

September 23, 2021

APPLIED GENETIC TECHNOLOGIES CORPORATION

BALANCE SHEETS

	June 30,
In thousands, except per share data	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$105,052	$38,463
Investments	2,000	41,995
Prepaid and other current assets	2,655	2,506

Total current assets	109,707	82,964
Property and equipment, net	4,658	4,311
Intangible assets, net	1,287	1,098
Investment in Bionic Sight, LLC	8,000	8,096
Right-of-use assets—operating leases	3,167	3,422
Right-of-use asset—financing lease	34	80
Other assets	113	348

Total assets	$126,966	$100,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,879	$1,355
Accrued and other liabilities	14,500	10,502
Lease liabilities—operating	1,116	1,058
Lease liability—finance	38	48
Current portion of long-term debt	2,181	—

Total current liabilities	19,714	12,963
Lease liabilities—operating, net of current portion	3,418	4,070
Lease liability—finance, net of current portion	—	38
Long-term debt, net of debt discounts and deferred financing fees	17,727	9,677
Other liabilities	299	2,555

Total liabilities	41,158	29,303

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 150,000 shares authorized; 42,835 and 25,813 shares issued; 42,794 and 25,793 shares outstanding at June 30, 2021 and 2020, respectively	43	25
Additional paid-in capital	325,245	252,519
Treasury stock at cost; 41 and 20 shares at June 30, 2021 and 2020, respectively	(211)	(88)
Accumulated deficit	(239,269)	(181,440)

Total stockholders’ equity	85,808	71,016

Total liabilities and stockholders’ equity	$126,966	$100,319

The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended June 30,
In thousands, except per share data	2021	2020
Revenue:
Collaboration and milestone revenue	$—	$2,297
License fee revenue	500	—
Grant revenue	—	156

Total revenue	500	2,453

Operating expenses:
Research and development	44,400	35,778
General and administrative and other	14,551	13,617

Total operating expenses	58,951	49,395

Loss from operations	(58,451)	(46,942)

Other income (expense), net:
Investment income, net	116	1,185
Interest expense	(1,506)	(11)
Other income	—	6

Total other income (expense), net	(1,390)	1,180

Loss before provision for (benefit from) income taxes	(59,841)	(45,762)
Provision for (benefit from) income taxes	(2,108)	83

Loss before equity in net losses of an affiliate	(57,733)	(45,845)
Equity in net losses of an affiliate	(96)	(47)

Net loss	$(57,829)	$(45,892)

Weighted average shares outstanding:
Basic	32,756	21,102
Diluted	32,756	21,102
Net loss per common share:
Basic	$(1.77)	$(2.17)
Diluted	$(1.77)	$(2.17)

The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2021 AND 2020

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Totals
In thousands	Outstanding Shares	Amount	Shares	Amount
Balances at June 30, 2019	18,207	$18	19	$(85)	$214,324	$(135,548)	$78,709
Issuance of common stock, net of issuance costs	7,475	7	—	—	34,804	—	34,811
Share-based compensation expense	—	—	—	—	2,998	—	2,998
Shares issued under employee plans and related share repurchases	111	—	1	(3)	393	—	390
Net loss	—	—	—	—	—	(45,892)	(45,892)

Balances at June 30, 2020	25,793	25	20	(88)	252,519	(181,440)	71,016
Issuance of common stock and accompanying warrants, net of issuance costs	16,742	17	—	—	69,244	—	69,261
Share-based compensation expense	—	—	—	—	2,678	—	2,678
Shares issued under employee plans and related share repurchases	259	1	21	(123)	804	—	682
Net loss	—	—	—	—	—	(57,829)	(57,829)

Balances at June 30, 2021	42,794	$43	41	$(211)	$325,245	$(239,269)	$85,808

The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended June 30
In thousands	2021	2020
Operating activities:
Net loss	$(57,829)	$(45,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,678	2,998
Depreciation and amortization	1,460	1,335
Investment discount accretion, net	(13)	(299)
Amortization of debt discounts and deferred financing fees	381	—
Reduction in the carrying amount of operating lease right-of-use assets	366	303
Collaboration revenue from Bionic Sight, LLC	—	(2,197)
Income tax benefit from the reversal of uncertain tax position liabilities	(2,171)	—
Equity in net losses of an affiliate	96	47
Changes in operating assets and liabilities:
Grants receivable	—	13
Prepaid and other assets	311	(28)
Deferred revenue	—	149
Accounts payable	497	83
Operating lease liabilities	(705)	(714)
Accrued and other liabilities	3,756	2,582

Cash used in operating activities	(51,173)	(41,620)

Investing activities:
Purchases of property and equipment	(1,457)	(943)
Purchases of and capitalized costs related to intangible assets	(404)	(254)
Investment in Bionic Sight, LLC	—	(4,000)
Maturities of investments	61,000	72,500
Purchases of investments	(20,992)	(58,904)

Cash provided by investing activities	38,147	8,399

Financing activities:
Proceeds from the issuance of common stock and accompanying warrants, net of issuance costs	69,261	34,811
Proceeds from exercises of common stock options	804	393
Proceeds from long-term debt borrowing, net of debt discounts	9,850	9,855
Payments for deferred financing fees	(129)	(30)
Taxes paid related to equity awards	(123)	(3)
Principal payments on finance lease	(48)	(45)

Cash provided by financing activities	79,615	44,981

Net increase in cash and cash equivalents	66,589	11,760
Cash and cash equivalents, beginning of the year	38,463	26,703

Cash and cash equivalents, end of the year	$105,052	$38,463

Supplemental information:
Cash paid (refunds received) during the year for income taxes, net	$(396)	$(396)
Cash paid during the year for interest	1,346	9
Deferred financing fees included in accrued and other liabilities	—	149
Costs for purchases of property and equipment included in accrued and other liabilities	448	326
Costs for intangible assets included in accounts payable/accrued and other liabilities	27	60

The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Operations

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

The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, licensing of its intellectual property, sponsored research and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and the ability to transition to large-scale production of products.

As of June 30, 2021, the Company had (i) an accumulated deficit of $239.3 million and (ii) cash and cash equivalents and liquid investments of $107.1 million. Management believes that there is sufficient funding available to allow the Company to generate data from its ongoing and planned clinical programs and fund currently planned research and discovery programs. While the Company expects to generate some revenue from partnering, sponsored research, grants and licensing of its intellectual property, management believes that the Company will incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock and warrants to purchase its common stock, private placements of its preferred stock, collateralized borrowing and collaborations.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP and guidelines from the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less at the time of purchase and generally include money market accounts.

Investments

The Company’s investments have historically consisted of certificates of deposit and debt securities classified as held-to-maturity. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Debt securities are classified as held-to-maturity when management has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income, net. Interest income from debt securities classified as held-to-maturity is also included in investment income, net.

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

Concentrations of Credit Risk

As of June 30, 2021, the Company’s cash and cash equivalents were held on deposit with a financial institution that is federally insured. However, a large portion of those cash and cash equivalents exceed federally insured limits and, as a result, could potentially expose the Company to significant concentrations of credit risk. To date, the Company has not experienced any losses associated with this credit risk and management continues to believe that this exposure is not significant. The Company invests its excess cash primarily in money market funds, certificates of deposit, and debt instruments of corporations and U.S. government agencies. These investments generally mature within a one-year period from their purchase date, which is consistent with the Company’s investment policy that seeks to maintain adequate liquidity and preserve capital.

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

Property and equipment

Property and equipment, which consists of laboratory equipment, furniture and fixtures, computer equipment and leasehold improvements, is recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the underlying asset, which is generally three to ten years. Leasehold improvements are amortized over the shorter of the estimated useful life of the underlying asset or the related lease term, including any renewal periods that are deemed to be reasonably assured. As of June 30, 2021, the weighted average useful life of the Company’s property and equipment was 6.6 years. Repair and maintenance costs that do not improve service potential or extend an asset’s economic life are recorded as an expense when incurred.

Leases

The Company follows the provisions of ASC Topic 842, Leases (“Topic 842”), for all contracts and agreements that are within its scope. Under Topic 842, leases are accounted for using a right-of-use model whereby a lessee must record a right-of-use asset and a related lease liability on its balance sheet for most of its leases. Under Topic 842, leases are classified as either operating or finance arrangements, with such classification affecting the pattern of expense recognition in an entity’s income statement. For operating leases, Topic 842 requires recognition of a single lease cost in an entity’s statement of operations, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Finance lease accounting is not material to the Company.

The Company does not record a right-of-use asset or lease liability for leases with an expected duration of 12 months or less at inception; however, such leases are not material to the Company. For leases with terms greater than 12 months, the Company records a right-of-use asset and lease liability at the present value of the future lease payments. Right-of-use assets may also include initial direct costs incurred by the Company and lease payments made to a lessor on or before the related lease commencement date, less any lease incentives received directly from the lessor. When it is reasonably certain that the Company will exercise a renewal option or termination provision for one of its leases, the present value of the lease payments for the affected lease is adjusted accordingly. Variable lease payments that are not dependent on an index or a rate are excluded from the determination of the Company’s right-of-use assets and lease liabilities, and such payments are recognized as expense in the period that the related obligation is incurred. As the Company’s leases do not provide readily determinable implicit interest rates, an incremental borrowing rate commensurate with a lease’s term is used to discount future lease payments. The Company’s operating leases include rent escalation clauses that are factored into the determination of future lease payments when appropriate. The Company does not separate lease and nonlease components of its contracts when applying the provisions of Topic 842.

The Company’s leases are further discussed at Note 3 in these Notes to Financial Statements.

Intangible assets

Intangible assets primarily consist of licenses and patents. The Company obtains licenses from third parties and capitalizes the costs related to exclusive licenses that have alternative future use in multiple existing and/or potential programs. The Company also capitalizes costs related to filing, issuance and prosecution of patents. The Company reviews its capitalized costs periodically to determine that such costs relate to patent applications that have future value and an alternative future use. The Company writes off costs associated with patents that are no longer being actively pursued or provide no future benefit.

Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of the underlying asset, which is generally eight to twenty years (a weighted average useful life of 13.2 years as of June 30, 2021). The Company amortizes in-licensed patents and patent applications from the date of the applicable license and internally developed patents and patent applications from the date of the initial application. Licenses and patents converted to research use only are immediately expensed.

Impairment of long-lived assets

The Company reviews its long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Such evaluation could be triggered by a number of factors, including current and projected operating results/cash flows and changes in management’s strategic direction, as well as external economic and market factors. The Company evaluates the recoverability of assets and asset groups by determining whether their carrying values can be recovered through undiscounted future cash flows. If events or circumstances indicate that the carrying values might not be recoverable based on undiscounted future cash flows, an impairment charge may be recognized. Management considers various factors when calculating an impairment charge, including trends and prospects, as well as the effects of obsolescence, demand, competition and other macroeconomic information. The Company did not record any impairment charges for long-lived assets during the years ended June 30, 2021 and 2020.

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

Revenue recognition

The Company follows the provisions of ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), for all customer contracts and agreements that are within its scope.

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

For performance obligations consisting of licenses and other promises, the Company uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

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

Collaboration arrangements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”), and to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of a collaboration arrangement with special consideration given to changes in the responsibilities of the parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, a recognition method is determined and applied consistently, generally by analogy to Topic 606.

As discussed below under the heading “New accounting pronouncements—Adopted during the year ended June 30, 2021,” the Company adopted Accounting Standards Update No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, on July 1, 2020; however, the new standard did not have a significant impact on the Company’s financial statements.

The Company’s collaboration arrangements are further discussed at Note 9 in these Notes to Financial Statements.

Income taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are projected to be recovered or settled.

As required by U.S. GAAP, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties related to uncertain tax positions are reflected in the provision for (benefit from) income taxes.

The Company’s income taxes are further discussed at Note 11 in these Notes to Financial Statements.

Research and development expenses

Research and development expenses include costs incurred in identifying, developing and testing product candidates and generally comprise compensation and related benefits and non-cash share-based compensation to research-related employees; laboratory costs; animal and laboratory maintenance and supplies; rent; utilities; clinical and preclinical expenses; and payments for sponsored research, scientific and regulatory consulting fees and testing.

As part of the process of preparing the Company’s financial statements, estimates of accrued expenses are necessary. The estimation process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf, and determining the level of services performed and associated costs incurred for services for which the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice monthly in arrears for services performed or when contractual milestones are met. Management estimates the Company’s accrued expenses at the end of each reporting period based on the facts and circumstances known at that time. The significant estimates in the Company’s accrued research and development expenses primarily relate to expenses incurred with respect to academic research centers, contract research organizations and other vendors in connection with research and development activities for which the Company has not yet been invoiced.

There are instances where the Company’s service providers require advance payments at the inception of a contract and other circumstances where the Company’s payments to a vendor will exceed the level of services provided, in both cases resulting in a prepayment of research and development expenses. Such prepayments are charged to research and development expense as and when the service is provided or when a specific milestone outlined in the contract is reached. Prepayments related to research and development activities were $0.9 million and $1.0 million at June 30, 2021 and 2020, respectively, and are included in prepaid and other current assets on the Company’s balance sheets.

Share-based compensation

The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718, Compensation—Stock Compensation, and generally recognizes share-based compensation expense on a straight-line basis over the period that an employee is required to provide service in exchange for the award. In certain instances, the Company uses a graded vesting schedule to recognize compensation expense. The Company also awards stock options and restricted stock units to nonemployees in exchange for consulting services. The determination of share-based compensation costs for nonemployees is generally consistent with that of employee awards, with expense recognized as services are provided to the Company over the related service period.

For purposes of calculating share-based compensation expense, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of a share-based compensation award utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including the expected volatility of the Company’s stock, the expected life of the stock option, the risk-free interest rate and expected dividends. Additionally, the Company uses a Monte Carlo simulation model to determine the fair value of restricted stock units with market-based vesting conditions for purposes of calculating share-based compensation expense. The Monte Carlo simulation model incorporates the probability of satisfying a market condition and uses transaction details such as the Company’s stock price, contractual terms, maturity and risk-free interest rates, as well as volatility. The fair value of restricted stock units with no performance or market vesting conditions is based on the market value of the Company’s common stock on the date of grant.

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

Net income or loss per share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income or loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effects of common stock equivalents outstanding during the period, determined using the treasury stock method. For purposes of diluted net income or loss per share calculations, warrants to purchase the Company’s common stock, stock options, restricted stock awards, restricted stock units and performance service awards are considered to be common stock equivalents if they are dilutive. The dilutive impact of common stock equivalents for the years ended June 30, 2021 and 2020 was approximately 0.4 million and 0.2 million shares, respectively. However, the dilutive impact of common stock equivalents was excluded from the calculations of diluted net loss per share for each of the years ended June 30, 2021 and 2020 because their effects were anti-dilutive.

The abovementioned dilutive impact of common stock equivalents for the year ended June 30, 2021 excluded certain warrants to purchase the Company’s common stock, which are described at Note 14 in these Notes to Financial Statements, because the exercise price of such warrants was greater than the average market price of the Company’s common stock for the related period.

Comprehensive loss

Comprehensive income or loss consists of net income or loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. For the years ended June 30, 2021 and 2020, the Company’s net loss is the same as its comprehensive loss.

New accounting pronouncements

Adopted during the year ended June 30, 2021

Fair Value Measurement

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates, adds and modifies certain disclosure requirements for fair value measurement as part of the FASB’s disclosure framework project. Under the new standard, the amount and reason for a transfer between Level 1 and Level 2 of the fair value hierarchy are no longer required to be disclosed, but public companies are required to disclose a range and weighted average of significant unobservable inputs for Level 3 fair value measurements. The Company adopted the new standard on July 1, 2020; however, it did not have a significant impact on the Company’s financial statements.

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

Adopted effective July 1, 2021

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires that financial assets measured at amortized cost be presented at the net amount expected to be collected and separately measure an allowance for credit losses that is deducted from the amortized cost basis of those financial assets. The Company early adopted the new standard on July 1, 2021; however, it did not have a significant impact on the Company’s financial statements.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard includes several provisions that simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. The Company adopted the new standard on July 1, 2021; however, it did not have a significant impact on the Company’s financial statements.

Investments – Equity Securities, Investments – Equity Method and Joint Ventures, and Derivatives and Hedging

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new standard addresses interactions between the guidance to account for certain equity securities under ASC Topic 321, the guidance to account for investments under the equity method of accounting in ASC Topic 323 and the guidance in ASC Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with ASC Topic 825, Financial Instruments. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for any such interactions. The Company adopted the new standard on July 1, 2021; however, it did not have a significant impact on the Company’s financial statements.

3.	Leases

The Company leases certain laboratory and office space under operating leases, which are described below. Additionally, as discussed below under the heading “Build-To-Suit Manufacturing and Quality Control Facility in Alachua, Florida,” the Company entered into a long-term lease arrangement in May 2021 for a building that is currently under construction.

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

The Company also leases certain office equipment under a finance lease.

Historical lease costs and other

The table below summarizes lease costs and other information pertaining to the Company’s operating and finance leases for the years indicated.

	Year Ended June 30,
In thousands	2021	2020
Lease cost:
Finance lease cost
Amortization of right-of-use asset	$46	$46
Interest on lease liability	5	8
Operating lease cost	779	770
Short-term lease cost	32	—
Variable lease cost	409	379

Total lease cost	$1,271	$1,203

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$5	$8
Operating cash flows used for operating leases	$1,160	$1,091
Financing cash flows used for finance lease	$48	$45
Right-of-use asset obtained in exchange for new operating lease liabilities (non-cash)	$111	$—
Other information (as of the end of the year):
Weighted average remaining lease term—operating leases (in years)	5.1	6.1
Weighted average remaining lease term—finance lease (in years)	0.8	1.8
Weighted average discount rate—operating leases	8.6%	8.5%
Weighted average discount rate—finance lease	6.9%	6.9%

Amortization of the right-of-use asset—finance lease is included in general and administrative and other in the Company’s Statements of Operations. Operating lease cost and variable lease cost are included as rent expense in general and administrative and other, and research and development in the Company’s Statements of Operations. Variable lease cost primarily includes the Company’s allocated share of the expenses incurred by its landlords to operate and manage the office and laboratory space that the Company leases. Short-term lease cost, which pertains to a facility used for clinical trial protocols that the Company began leasing in January 2021, is classified as a research and development expense.

Future lease commitments

As of June 30, 2021, future minimum commitments for the Company’s operating and finance leases for the years ending June 30 are summarized below.

In thousands
Operating lease liabilities:
2022	$1,171
2023	1,190
2024	1,203
2025	888
2026	480
Thereafter	679

Total future minimum payments for operating leases	5,611
Imputed interest	(1,077)

Operating lease liabilities per the balance sheet	$4,534

Finance lease liability:
2022	39

Total future minimum payments for finance lease	39
Imputed interest	(1)

Total finance lease liability per the balance sheet	$38

In addition to the amounts included in the table above, the Company entered into a long-term real property lease that has not yet commenced and, therefore, is not recorded on the Company’s balance sheets. This lease, which is discussed below under the heading “Build-To-Suit Manufacturing and Quality Control Facility in Alachua, Florida,” requires non-cancelable undiscounted future base rent payments aggregating $26.8 million over twenty years (assuming that the Company does not elect the early termination option).

Build-To-Suit Manufacturing and Quality Control Facility in Alachua, Florida

On May 13, 2021, the Company entered into a non-cancelable long-term lease for a to-be-constructed build-to-suit single story facility of approximately 21,250 square feet in Alachua, Florida (the “Premises”) for office, research and development, laboratory, light pharmaceutical and medical systems manufacturing and fabrication and distribution use. The new facility will be adjacent to the Company’s corporate headquarters. The landlord will be responsible for all permitting, site and infrastructure preparation work, and construction of the shell and core of the building and the quality control laboratory portion of the building. The Company will be responsible for completion of the remaining tenant fit out work. The landlord will be responsible for the cost of the base building work and will contribute approximately $6.0 million towards the tenant fit out work, with the Company responsible for all costs in excess of such amount.

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

Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy, which primarily seeks to maintain adequate liquidity and preserve capital. At both June 30, 2021 and 2020, the Company’s investments consisted entirely of held-to-maturity debt securities that were due in one year or less from the respective balance sheet dates.

The Company’s debt securities that were classified as held-to-maturity are summarized below.

	June 30,
In thousands	2021	2020
U.S. Treasury securities:
Amortized cost	$2,000	$41,995
Gross unrealized gains	—	54
Gross unrealized losses	—	(3)

Fair value of investments	$2,000	$42,046

At the end of each reporting period, the Company evaluates its securities for impairment, if and when, the fair value of an investment is less than its amortized cost. In the event that the fair value of an investment is less than its amortized cost, the Company will evaluate the underlying credit quality and credit ratings of the issuer. Specifically, management believes that the unrealized losses at June 30, 2020 that are disclosed in the above table were primarily due to interest rate changes rather than unfavorable changes in the credit ratings associated with those securities. The Company does not intend to sell any of its investments before recovering its amortized cost, which may be at maturity.

5.	Fair Value of Financial Instruments and Investments

Certain assets and liabilities are measured at fair value in the Company’s financial statements or have fair values disclosed in these Notes to Financial Statements. Such assets and liabilities are classified into one of the three levels of a fair value hierarchy defined by U.S. GAAP. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The methods and assumptions described below were used to estimate fair values and determine the fair value hierarchy classification of each class of financial instrument held by the Company.

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

In thousands	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2021
Cash and cash equivalents	$105,052	$—	$—	$105,052
Held-to-maturity investment (U.S. Treasury security)	2,000	—	—	2,000

Total assets	$107,052	$—	$—	$107,052

June 30, 2020
Cash and cash equivalents	$38,463	$—	$—	$38,463
Held-to-maturity investments (U.S. Treasury securities)	42,046	—	—	42,046

Total assets	$80,509	$—	$—	$80,509

The Company’s financial instruments also include its variable-rate borrowing under a debt agreement that is described at Note 8 in these Notes to Financial Statements. Management believes that the carrying amount of such debt (i.e., $19.9 million and $9.7 million at June 30, 2021 and 2020, respectively) reasonably approximates its fair value on those dates because the rate of interest on such borrowing reflects current market rates of interest for similar instruments with comparable maturities and risk profiles. This assessment primarily uses Level 2 inputs under the fair value hierarchy.

6.	Property and Equipment, Net

The table below summarizes the Company’s property and equipment, net as of the dates indicated.

	June 30,
In thousands	2021	2020
Laboratory equipment	$5,822	$4,251
Leasehold improvements	3,881	3,881
Office equipment	845	837

Property and equipment, gross	10,548	8,969
Accumulated depreciation and amortization	(5,890)	(4,658)

Property and equipment, net	$4,658	$4,311

All of the Company’s property and equipment is located in the United States. The Company recognized depreciation and amortization expense of $1.3 million and $1.2 million during the years ended June 30, 2021 and 2020, respectively, including $0.5 million of amortization expense for leasehold improvements during each year.

7.	Intangible Assets, Net

The tables below summarize the Company’s intangible assets, net as of the dates indicated.

	June 30, 2021
In thousands	Cost	Accumulated Amortization	Intangible Assets, net
Patents	$3,001	$(1,809)	$1,192
Licenses	289	(229)	60
Other	66	(31)	35

Totals	$3,356	$(2,069)	$1,287

	June 30, 2020
In thousands	Cost	Accumulated Amortization	Intangible Assets, net
Patents	$2,637	$(1,649)	$988
Licenses	289	(214)	75
Other	59	(24)	35

Totals	$2,985	$(1,887)	$1,098

The Company recognized amortization expense related to intangible assets of $182,000 and $170,000 during the years ended June 30, 2021 and 2020, respectively.

Estimated amortization expense for the years ending June 30 for the next five years and thereafter is summarized in the table below.

In thousands
2022	$190
2023	104
2024	70
2025	60
2026	60
Thereafter	780

$1,264

8.	Debt

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

Effective May 13, 2021, the Loan Agreement was amended (the “Amendment”) whereby, among other things, (i) a second term loan advance of $10.0 million was authorized by the Lenders and advanced to the Company on such date and (ii) the period of time to request additional discretionary term loan advances of up to $5.0 million was changed to be prior to April 1, 2022 or, if certain conditions are satisfied, then prior to January 1, 2023. However, there can be no assurances that any additional term loan advances will be funded by the Lenders in the future.

In connection with entering into the Loan Agreement, the Company paid an aggregate of $165,000 to the Lenders for an initial facility charge, due diligence fees and reimbursement of legal expenses. Such amount was recorded as either a debt discount or a deferred financing fee, both of which reduce the carrying value of the outstanding Term Loan. Additionally, the Company paid $150,000 of fees to the Lenders to effectuate the Amendment and such amount was recognized as a debt discount.

As a result of the Amendment, the Term Loan now matures on April 1, 2024; provided that, in the event that the Company meets certain conditions, including achievement of performance milestones, then the Term Loan matures on July 1, 2024. The date on which the Term Loan matures (i.e., either April 1, 2024 or July 1, 2024) is referred to as the “Term Loan Maturity Date.”

The Term Loan bears interest at a rate equal to the greater of either: (i) the sum of (x) the prime rate as reported in The Wall Street Journal minus 3.25% and (y) 9.75%; or (ii) 9.75%. As a result of the Amendment, borrowings under the Loan Agreement are being repaid in monthly interest-only payments from the Closing Date through March 31, 2022, with the possibility to extend the interest-only period to December 31, 2022 upon the Company’s achievement of certain performance milestones. After the interest-only period ends, borrowings under the Loan Agreement will be repaid in equal monthly installments of principal and interest until the Term Loan Maturity Date.

The Company may, at its option, prepay all, but not less than all, of the outstanding Term Loan balance plus all accrued and unpaid interest thereon, together with a prepayment charge equal to: (i) 2.0% of the amount so prepaid if such prepayment occurs after 12 months but prior to 24 months from the Closing Date; (ii) 1.0% of the amount so prepaid if such prepayment occurs after 24 months but prior to 36 months from the Closing Date; and (iii) zero percent of the amount so prepaid if such prepayment occurs three years or more after the Closing Date.

On the earliest to occur of the (i) Term Loan Maturity Date, (ii) date that the Company prepays the outstanding secured payment obligations in full or (iii) date that the secured payment obligations become due and payable, the Company will pay (in addition to any prepayment charge) an end of term charge of 6.95% of the aggregate term loan advances. End of term charges are recorded as discounts to the carrying value of the outstanding Term Loan each time a term loan advance is received.

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

During the term of the Loan Agreement, the Lenders or their assignee or nominee have the right to participate in any equity offerings by the Company that are broadly marketed to multiple investors, in an amount up to $2.0 million, on the same terms, conditions and pricing afforded to other investors participating in any such offering.

The Loan Agreement contains customary representations, warranties and both affirmative and negative covenants. The Loan Agreement requires that after July 1, 2021 and upon term loan advances exceeding $10.0 million, the Company will maintain minimum unrestricted cash of at least $5.0 million, plus the amount of the Company’s accounts payable not paid after the 120th day following a vendor’s invoice date, until the

Company has a market capitalization equal to or greater than $300.0 million. The negative covenants in the Loan Agreement include, among other things, agreements by the Company limiting additional indebtedness, liens (including a negative pledge on intellectual property and other assets), guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates, and fundamental changes. Additionally, the Company may not declare or pay any cash dividends during the term of the Loan Agreement. The Company was in full compliance with all covenants of the Loan Agreement as of June 30, 2021.

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

As of June 30, 2021 and 2020, the carrying value of the Term Loan on the Company’s balance sheets was $19.9 million and $9.7 million, respectively, which consisted of the outstanding principal of such loan and the end of term charge accrual, less unamortized debt discounts and deferred financing fees of $1.5 million and $1.0 million, respectively, that are being amortized to interest expense over the duration of the Loan Agreement using an effective interest method. As of both June 30, 2021 and 2020, the variable contractual interest rate on the Term Loan was 9.75% per annum. As a result of the Amendment, beginning on May 13, 2021, the effective interest rate on the Term Loan is now 13.26%. Prior to the consummation of the Amendment, the effective rate on the Term Loan was 13.53%.

Future minimum principal payments of the outstanding Term Loan balance, excluding the end of term charges, are as follows: $2.2 million in the year ending June 30, 2022; $9.3 million in the year ending June 30, 2023; and $8.5 million in the year ending June 30, 2024.

9.	Collaboration Agreements, Revenue and Contract Liabilities

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

The Company concluded that the AGTC Ongoing R&D Support was within the scope of Topic 606 because the services rendered represented a distinct service delivered to a counterparty that meets the definition of a customer. The Company further concluded that those services represented one combined performance obligation. Because the consideration that the Company was entitled to was contingent upon achievement of the IND Trigger, that consideration was determined to be variable and the amount was fully constrained until achievement of the IND Trigger. As a result of achieving the IND Trigger, the Company recognized $2.2 million of collaboration revenue during the year ended June 30, 2020. With regard to the obligation to purchase additional equity in Bionic Sight, the Company concluded at contract inception that such option represented a forward contract to be accounted for within the scope of ASC 321, Investments—Equity Securities. The Company assessed the fair value of this forward contract at the inception of the Bionic Sight agreement and determined the value to be de minimis. As the forward contract did not have a readily determinable fair value, the Company elected to use a measurement alternative for all subsequent measurements of the financial instrument. Under such measurement alternative, the forward contract was remeasured at fair value when observable transactions involving the underlying equity securities or impairment of those securities occurred. As noted above, the Company made a supplemental investment of $4.0 million in Bionic Sight and the underlying equity interests were delivered in March 2020, resulting in the settlement of the forward contract at that time. From the inception of the Bionic Sight arrangement and through the settlement date in March 2020, no observable transactions or impairment involving the underlying equity securities had occurred.

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

The Company concluded that the Otonomy collaboration agreement is within the scope of Topic 808, which defines collaborative arrangements and addresses the presentation of transactions between the parties in an entity’s statement of operations and the related disclosures. However, Topic 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company concluded that ASC Topic 730, Research and Development, should be applied by analogy to payments between the parties during the development activities. As such, payments made to or received from Otonomy for development activities are recorded as research and development expenses. For the years ended June 30, 2021 and 2020, settlement activity between the parties under the Otonomy agreement had an immaterial effect on the Company’s research and development expenses.

SparingVision SAS

Effective April 13, 2021, the Company entered into an agreement that licenses certain of its proprietary technology to SparingVision SAS, a genomic medicine company developing vision-saving treatments for ocular diseases. Under the terms of the agreement, SparingVision SAS received nonexclusive rights to the Company’s proprietary cone-specific promoter technology for use in the development of two non-competing products with an opportunity to obtain rights to use the promoter for one additional product in the future. The Company received an upfront license fee payment and will be eligible to receive milestone payments for successful clinical development and royalties on future sales on a per product basis (if any products are approved). The Company recognized the upfront payment of $500,000 as license fee revenue in accordance with the provisions of Topic 606. Milestone and royalty revenue is contingent on future events and, therefore, will be fully constrained until such events occur, if ever.

Contract Liabilities

As of June 30, 2021 and 2020, accrued and other liabilities on the Company’s balance sheets included $374,000 and $149,000, respectively, of deferred revenue. The account balance at June 30, 2021 included $225,000 that was billed to a customer but remained uncollected as of such date. Management is unable to estimate when the Company will satisfy the performance obligations pertaining to its deferred revenue at June 30, 2021.

10.	Share-Based Compensation Plans

The Company uses stock options, performance service awards, restricted stock awards and restricted stock units to provide long-term incentives to its employees, nonemployee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance: the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan. No awards have been issued to date under the 2013 Employee Stock Purchase Plan and, as such, all of the 128,571 shares previously authorized under that plan remain available for issuance. As of June 30, 2021, the total number of shares available for issuance under the 2013 Equity and Incentive Plan was 1,233,889. See Note 14 in these Notes to Financial Statements for an increase in the shares available for issuance under such plan subsequent to June 30, 2021. Currently, the Company issues new shares of common stock upon the exercise, release or settlement of share-based compensation awards.

The Compensation Committee of the Board of Directors, as the plan administrator, has the authority to select the individuals to whom share-based awards are granted and to determine the terms of each award, including: (i) the number of shares of common stock subject to a stock option or a restricted stock unit award; (ii) the date on which a stock option becomes exercisable; (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s stock) of the fair market value of the common stock on the date of grant; (iv) the vesting term; and (v) the duration of an option (which, in the case of incentive stock options, may not exceed ten years). Employee stock options typically vest over a three- or four-year period.

Stock Options

Information about the Company’s stock options that do not have performance conditions is provided below.

	Year Ended June 30,
	2021		2020
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	3,846	$7.82	3,585	$9.19
Granted	1,456	5.15	1,219	3.28
Exercised	(204)	3.94	(100)	3.94
Forfeited	(794)	4.44	(474)	3.82
Expired	(118)	8.99	(384)	12.06

Outstanding at the end of the year	4,186	$7.69	3,846	$7.82

Exercisable at the end of the year	2,866		2,418

Weighted average fair value of options granted during the year	$3.67		$2.10

The intrinsic value of stock options exercised during each of the years ended June 30, 2021 and 2020 was $0.3 million. The total fair value of stock options that vested during the years ended June 30, 2021 and 2020 was $2.3 million and $2.8 million, respectively.

The table below summarizes information about stock options (i) vested and expected to vest and (ii) exercisable as of June 30, 2021.

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life (in years)
Vested and expected to vest	4,012	$7.81	$979	5.60
Exercisable	2,866	9.09	776	4.38

The aggregate intrinsic values presented in the above table were calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock on June 30, 2021 for the options that were in the money.

In addition to the stock option activity described above, the Company also granted 100,000 performance-based stock options to a senior officer during the year ended June 30, 2020 with an exercise price of $3.91. That award: (i) was issued under the 2013 Equity and Incentive Plan; (ii) has a term of ten years; and (iii) includes six separate tranches with performance criteria that will each vest 25% upon their achievement, with the remaining 75% of the tranche vesting on a monthly basis over a period of three years subsequent to achieving the underlying performance objective (assuming continued service by the awardee). Each tranche represents one-sixth of the total award. If any of the performance criteria are not satisfied, that corresponding tranche will be forfeited. As of June 30, 2021, one of the six performance criteria has been met and one criterion will likely never be met. The Company used a Black-Scholes stock option pricing model to estimate the grant date fair value of each option to be $2.58; however, determining the appropriate periodic share-based compensation expense for this award requires management to estimate the likelihood of the achievement of the performance targets.

Subsequent to June 30, 2021, the Company granted approximately 1.5 million new service-only stock options to its employees, with each such option having an exercise price equal to the closing price of the Company’s common stock on the date of grant.

Restricted Stock Awards and Restricted Stock Units

The Company granted 2,000 restricted stock awards to a senior officer during the year ended June 30, 2020. Those awards were fully vested on the date of grant. The weighted average market price of such restricted stock awards on the date of grant was $3.75.

During August 2019, 175,500 restricted stock units, which included a market-based vesting condition related to the trading price of the Company’s common stock, were granted to certain employees under the 2013 Equity and Incentive Plan with a weighted average grant date fair value of $2.56. The market condition embedded in the award was met during the year ended June 30, 2020. On August 15, 2021 and 2020, 54,500 and 76,500 restricted stock units vested and the underlying shares were issued to the grantees. A total of 44,500 restricted stock units were forfeited through August 15, 2021 and, subsequent to that date, no restricted stock units with market-based vesting conditions remain outstanding. The fair value of each restricted stock unit awarded was estimated on the grant date using a Monte Carlo simulation pricing model, which incorporated the probability of satisfying the related market-based vesting condition.

During May and June 2021, the Company granted 577,500 restricted stock units to certain employees under the 2013 Equity and Incentive Plan with a weighted average grant date fair value of $4.16. Those awards generally vest in equal amounts on each of the first and second anniversaries of the date of grant, assuming continuing service by the grantee. As of June 30, 2021, 4,000 restricted stock units have been forfeited. The fair value of each restricted stock unit awarded was determined based on the market value of the Company’s common stock on the date of grant and the related expense is being recognized using a graded vesting schedule that is aligned with the grantees’ vesting dates.

General

Share-based compensation expense pertaining to stock options awarded to employees, nonemployee directors and consultants totaled $2.5 million for each of the years ended June 30, 2021 and 2020. Share-based compensation expense pertaining to restricted stock awards and restricted stock units awarded to employees and consultants totaled $0.2 million and $0.5 million for the years ended June 30, 2021 and 2020, respectively.

The table below presents the allocation of total share-based expense for the years indicated.

	Year Ended June 30,
In thousands	2021	2020
Research and development	$1,110	$1,451
General and administrative and other	1,568	1,547

Totals	$2,678	$2,998

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes stock option pricing model. Below are the assumptions that were used when estimating fair value for the years indicated.

	Year Ended June 30,
Assumption	2021	2020
Dividend yield	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.00 to 6.25 years
Risk-free interest rate	0.30% to 1.08%	0.42% to 1.90%
Expected volatility	82.60%	71.20%

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

Unrecognized share-based compensation cost related to non-vested employee stock options that do not have performance conditions totaled $3.9 million as of June 30, 2021. Such compensation cost is expected to be expensed over a weighted average period of approximately 2.9 years. As of June 30, 2021, unrecognized share-based compensation cost for the Company’s service-only restricted stock units was $2.2 million and such costs will be expensed over approximately 1.9 years. As of June 30, 2021, the total unrecognized share-based compensation cost pertaining to the Company’s performance-based stock options and market-based restricted stock units was immaterial.

11.	Income Taxes

The table below summarizes the Company’s provision for (benefit from) income taxes for the years indicated. The income tax benefit during the year ended June 30, 2021 was primarily due to the reversal of uncertain tax position liabilities, including the related interest and penalties. During the year ended June 30, 2020, income tax expense was primarily due to estimated interest and penalties on then-existing uncertain tax positions. The Company’s uncertain tax positions and related liabilities are discussed below.

	Year Ended June 30,
In thousands	2021	2020
Current tax expense (benefit):
Federal	$—	$—
State	(2,108)	83

Total current tax expense (benefit)	(2,108)	83

Deferred tax expense (benefit):
Federal	—	—
State	—	—

Total deferred tax expense (benefit)	—	—

Provision for (benefit from) income taxes	$(2,108)	$83

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The table below summarizes the significant components of the Company’s deferred tax assets (liabilities).

	June 30,
In thousands	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$44,141	$30,077
Tax credit carryforwards	35,563	29,557
Share-based compensation	3,470	2,284
Lease liabilities—operating	1,133	1,314
Accruals and other	720	1,360
Depreciation and amortization	—	317

Gross deferred tax assets	85,027	64,909
Deferred tax asset valuation allowance	(83,980)	(64,032)

Total deferred tax assets, net of valuation allowance	1,047	877

Deferred tax liabilities:
Right-of-use assets—operating leases	(791)	(877)
Depreciation and amortization	(256)	—

Total deferred tax liabilities	(1,047)	(877)

Net deferred tax asset (liability)	$—	$—

As of June 30, 2021, the Company had federal and state net operating losses of approximately $24.8 million and $8.1 million (tax effected), respectively, that may be applied against future taxable income and expire in various years ranging from 2022 to 2040 and federal net operating losses of $155.1 million that do not expire. As of June 30, 2021, the Company also had federal and state research and development tax credits of approximately $34.0 million and $2.0 million, respectively, which may provide future tax benefits, and expire in various years ranging from 2027 to 2040.

The Company evaluated the positive and negative evidence bearing on the realizability of its deferred tax assets. Based on its history of operating losses, the Company concluded that, as of both June 30, 2021 and 2020, it was more likely than not that the benefits of its deferred tax assets would not be realized. Therefore, any tax benefits to be realized in future years as a result of the utilization of the Company’s net operating loss and tax credit carryforwards, computed based on statutory federal and state rates, were completely offset by valuation allowances on those dates. The Company’s valuation allowances increased by $19.9 million and $14.3 million during the years ended June 30, 2021 and 2020, respectively, primarily due to net increases in federal net operating losses.

The items comprising the differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on the loss before provision for (benefit from) income taxes for the years indicated are summarized in the table below.

	Year Ended June 30,
	2021	2020
Federal income tax benefit at statutory rate	21%	21%
State income taxes, net of federal benefit	3	4
Permanent differences-incentive share-based compensation	—	(1)
Research and development tax credits	8	8
Reversal of the liability for uncertain tax positions	4	—
Other	1	—
Change in valuation allowance	(33)	(32)

Effective income tax rate	4%	0%

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interests of significant stockholders over a three-year period in excess of 50%, as defined in Sections 382 and 383 of the Code, respectively, as well as similar state provisions. This circumstance could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of any annual limitation would be determined based on the value of the Company immediately prior to the ownership change. Since its inception, the Company has completed several financings and sales of its common stock, which have resulted in a change in control as defined by Sections 382 and 383 of the Code. Subsequent ownership changes may further affect such limitation in future years. A full valuation allowance has been provided against the Company’s net operating loss and tax credit carryforwards and, if an adjustment were to be required, such an adjustment would reduce both the gross deferred tax asset established for the net operating loss and tax credit carryforwards and the valuation allowance.

Through the year ended June 30, 2021, the Company generated research and development tax credits but has not conducted a study to document the qualified activities. Such a study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and an adjustment, if any, is known, no amounts are being presented as an uncertain tax position as of June 30, 2021 or 2020. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment were to be required, such an adjustment would reduce both the gross deferred tax asset established for the research and development tax credit carryforwards and the valuation allowance.

At both June 30, 2021 and 2020, the Company recorded deferred tax assets for certain awards under its share-based compensation plans that are expected to generate tax deductions in the future. Such deductions will be impacted by, among other things, the market price of the Company’s common stock, expiration dates of the underlying awards and discretionary actions taken by the awardees. As such, it is currently unknown if the Company will realize some or all of the benefits pertaining to the affected deferred tax assets. A full valuation allowance has been provided against the share-based compensation plan deferred tax assets and, if an adjustment were to be required, such an adjustment would reduce both the gross deferred tax asset established therefor and the valuation allowance.

The Company files income tax returns in the United States and in various individual states. The Company’s federal and state returns are generally subject to tax examination for the tax years ended June 30, 2018 through June 30, 2021. To the extent that the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state authorities if such attributes are utilized by the Company in a future period.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The table below is a reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits for certain state tax matters, excluding interest and penalties, during the years indicated.

	Year Ended June 30,
In thousands	2021	2020
Balance at the beginning of the year	$1,611	$1,611
Reduction for expiration of statutes of limitations	(1,611)	—

Balance at the end of the year	$—	$1,611

In addition to the amounts included in the above table, aggregate interest and penalties on uncertain tax positions of $507,000 were recorded by the Company on June 30, 2020, including $83,000 that was recognized as income tax expense during the year then ended. The Company continued to accrue interest and penalties on its uncertain tax positions through March 31, 2021; however, in April 2021, the recording of interest and penalties was discontinued because the statutes of limitations pertaining to the matters that gave rise to the Company’s uncertain tax positions expired with no payments being required by the Company and no action taken by any tax authority. In addition, the entire then-existing uncertain tax position liability, including accrued interest and penalties, was reversed, resulting in an income tax benefit of $2.2 million during the year ended June 30, 2021.

As of June 30, 2020, the Company’s liability for uncertain tax positions was included in other long-term liabilities on its balance sheet.

12.	Accrued and Other Liabilities

Accrued expenses and other liabilities by functional category are summarized in the table below as of the dates indicated.

	June 30,
In thousands	2021	2020
Research and development and related items	$11,045	$6,715
Compensation	2,890	3,298
General and administrative and other	565	489

Total accrued and other liabilities	$14,500	$10,502

As of June 30, 2021, federal payroll taxes totaling $0.4 million have been deferred by the Company pursuant to the Coronavirus Aid, Relief, and Economic Security Act and such amount is projected to be paid in equal installments on each of December 31, 2021 and 2022. This liability is included in accrued and other liabilities and other long-term liabilities on the Company’s balance sheets. At June 30, 2020, the corresponding liability was $177,000 and was included in other long-term liabilities.

13.	Defined Contribution Plan

The Company sponsors an employee 401(k) salary deferral plan (the “401(k) Plan”) that covers substantially all of its employees and is administered through a staff leasing company. Under the 401(k) Plan, employees may elect to defer up to 25% of their compensation per year (subject to a maximum limit prescribed by federal tax law) and the Company matches a portion of such employee contributions up to a maximum of 4% of eligible salary. The Company’s matching contribution expense totaled $381,000 and $324,000 during the years ended June 30, 2021 and 2020, respectively.

14.	Stockholders’ Equity and Related Matters

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

At-The-Market Offering Program

On April 2, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) as sales agent to sell shares of the Company’s common stock, from time to time, through an “at-the-market offering” program having an aggregate offering price of up to $50.0 million. However, the Company has not sold any shares under the Sales Agreement and is not obligated to do so in the future. Cantor will be entitled to aggregate compensation equal to 3.0% of the gross sales price of the shares sold through it pursuant to the Sales Agreement.

Shares Reserved for Future Issuance

As of June 30, 2021, there were 150 million shares of $0.001 par value common stock and five million shares of $0.001 par value preferred stock that were authorized to be issued. As of that date, a total of 42,835,170 and 42,794,166 shares of common stock were issued and outstanding, respectively, while none of the preferred shares were issued and outstanding.

The table below summarizes the shares of common stock that were reserved for future issuance as of June 30, 2021.

Stock options issued and outstanding, including those with performance milestones	4,286,361
Restricted stock units	628,000
Authorized for future grant under the 2013 Employee Stock Purchase Plan	128,571
Authorized for future grant under the 2013 Equity and Incentive Plan	1,233,889
Warrants	8,370,786

Total shares of common stock reserved for future issuance	14,647,607

The number of shares of common stock available for issuance under the 2013 Equity and Incentive Plan is subject to an automatic annual increase on each July 1 equal to (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding June 30 or (ii) such lesser number of shares of common stock as determined by the Company’s Compensation Committee.

Based on the Company’s issued and outstanding common shares on June 30, 2021, the number of shares of common stock reserved and available for issuance under the 2013 Equity and Incentive Plan increased by 1,711,766 shares on July 1, 2021.

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

The Company is also party to various other agreements entered into in the ordinary course of business, including those related to licensed technology. At June 30, 2021, the Company had four license agreements with the University of Florida Research Foundation, wherein the Company is responsible for all costs related to the preparation, filing, issuance, prosecution and maintenance of the underlying patents covered in the license agreements. Additionally, the Company is required to pay minimum annual royalty and license maintenance for those licenses until such time when the license is terminated by either expiration of the underlying patents or voluntary termination by either party per the agreement.

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

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. National, state and local governments in affected regions have implemented, and are likely to continue to implement, safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work.

The worldwide spread of COVID-19 led to a global slowdown of economic activity and decreased demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities and precipitating many corporate bankruptcy filings. As a result of the COVID-19 outbreak, the Company has experienced delays in enrollment of pediatric patients in the dose escalation portions of certain of its clinical trials for achromatopsia. Additionally, the latest surge in cases due to a COVID-19 variant has created new challenges for the Company to schedule patients for screening at some sites due to capacity and bandwidth limitations, which has impacted enrollment in at least one of the Company’s clinical trials. The Company could also experience delays resulting from critical follow-up visits required under clinical trial protocols, which could increase the cost of those trials and also impact their expected timelines. Management’s ability to fully interpret the trial outcomes and the ability of certain lab-based employees to perform their jobs due to stay-at-home orders or other restrictions related to COVID-19 could also result in delays and increase the Company’s operating expenses. Furthermore, third-party vendors, such as raw material suppliers and contracted manufacturing, testing or research organizations, could also be impacted by COVID-19, which could result in unavoidable delays and/or increases in the Company’s operating costs.

Notwithstanding the rapid development and rollout of certain vaccines, it is unknown: (i) how long the COVID-19 outbreak will continue before the virus, including newly identified strains and variants, is adequately contained; (ii) the severity of the virus; and (iii) the effectiveness of actions to prevent transmission and treat those who have contracted COVID-19. The extent to which the COVID-19 outbreak may impact the Company’s financial condition, results of operations or cash flows is uncertain; however, as of the date of these financial statements, management is not aware of any specific event or circumstance that would require the Company to update its estimates or judgments, or adjust the carrying values of its assets or liabilities. Because future events are subject to change, management’s best estimates and judgments may require future modification. Therefore, actual results could differ materially from current estimates. Management is closely monitoring the evolving impact of the pandemic on all aspects of the Company’s business and periodically evaluates its estimates, which are adjusted prospectively based on such evaluations.

General

From time to time, the Company may be involved in claims and legal actions that arise in the normal course of business. Management has no reason to believe that the outcome of any such legal actions would have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

16.	Quarterly Financial Information (Unaudited)

The tables below summarize certain quarterly information of the Company for the years ended June 30, 2021 and 2020.

	Fiscal Year 2021 by Quarter
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$—	$—	$—	$500
Loss from operations	(15,062)	(15,115)	(14,488)	(13,786)
Net loss	(15,380)	(15,462)	(14,851)	(12,136)
Net loss per common share, basic	$(0.60)	$(0.60)	$(0.40)	$(0.28)
Net loss per common share, diluted	(0.60)	(0.60)	(0.40)	(0.28)

	Fiscal Year 2020 by Quarter
In thousands, except per share data	First	Second	Third	Fourth
Revenue	$—	$2,453	$—	$—
Loss from operations	(11,990)	(8,930)	(11,442)	(14,580)
Net loss	(11,577)	(8,623)	(11,189)	(14,503)
Net loss per common share, basic	$(0.64)	$(0.47)	$(0.50)	$(0.56)
Net loss per common share, diluted	(0.64)	(0.47)	(0.50)	(0.56)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2021. As a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance included in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of our fiscal year in connection with our fiscal 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

We have two equity compensation plans under which awards are currently authorized for issuance, our 2013 Equity and Incentive Plan and our 2013 Employee Stock Purchase Plan. In connection with the consummation of our initial public offering in April 2014, our board of directors terminated any new offerings under our 2001 Stock Option Plan and our 2011 Stock Incentive Plan. Each of our 2013 Equity and Incentive Plan, our 2013 Employee Stock Purchase Plan, our 2001 Stock Option Plan and our 2011 Stock Incentive Plan was approved by our stockholders prior to our initial public offering in 2014. The table below provides information regarding securities authorized for issuance as of June 30, 2021 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of outstanding restricted stock units		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,914,361	(1)	$7.60	(2)	1,362,460	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	4,914,361		$7.60		1,362,460

(1)

Includes 628,000 shares to be issued upon completion of the vesting periods for stock-settled restricted stock unit awards, subject to withholding to satisfy the minimum federal, state, local and/or payroll taxes of any kind required by law to be withheld with regard to the settlement of such awards, as applicable.

(2)	The calculation of the weighted average exercise price does not include outstanding restricted stock unit awards.
(3)

Includes 1,233,889 shares issuable under our 2013 Equity and Incentive Plan, which may be issued in the form of options, restricted stock, unrestricted stock, performance share awards or other equity-based awards, and 128,571 shares issuable under our 2013 Employee Stock Purchase Plan. This number includes the automatic increase in shares to our 2013 Equity and Incentive Plan by its terms, added July 1 of each year and calculated as a 4% increase of the number of shares of our common stock issued and outstanding on the immediately preceding June 30 or such lesser number of shares of our common stock as determined by our compensation committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions, and director independence included in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services included in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Report:

(1)	Financial Statements—See Index to Financial Statements at Item 8 on page 108 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules—Schedules are omitted because they are not applicable or not required.

(3)	Index to Exhibits.

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date January 28, 2021, filed with the SEC on January 29, 2021 (File No. 001-36370))

10.1	Lease Agreement made as of April 10, 2015, by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (File No. 001-36370))

10.2^	Amendment to Office Lease Agreement made as of October 1, 2016 by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation

10.3^	Second Amendment to Office Lease Agreement made as of November 9, 2017 by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation

10.4*	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Mark S. Shearman (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 (File No. 001-36370))

10.5*	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Stephen W. Potter (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 (File No. 001-36370))

10.6*	Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Susan B. Washer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.7†	Collaboration and License Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 (File No. 001-36370))

Exhibit Number	Description

10.8†	Manufacturing License and Technology Transfer Agreement dated as of July 1, 2015 by and between Biogen MA Inc., and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 (File No. 001-36370))

10.9†	Second Amendment to Non-exclusive License Agreement, made and effective as of June 29, 2015, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (File No. 001-36370))

10.10†	Omnibus Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made and effective as of July 1, 2015, by and between the University of Florida Research Foundation, Inc., the University of Florida Board of Trustees, John Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (File No. 001-36370))

10.11†	Omnibus Amendment to Standard Exclusive License Agreement with Know How and Standard Non-Exclusive License Agreement, made and effective as of June 30, 2015, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (File No. 001-36370))

10.12	Lease Agreement made as of September 19, 2011, by and between Thomson-Davis Enterprises, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.13†	Exclusive License Agreement with Sublicensing Terms, effective as of September 25, 2001, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.14†	Restated Amendment to License Agreement made and, effective as of January 31, 2005, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.15†	First Amendment After Restated Amendment to License Agreement, made and effective as of November 28, 2007, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.16†	Standard Exclusive License Agreement with Sublicensing Terms, effective as of October 7, 2003, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.17†	First Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of November 2004, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.18†	Second Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of February 25, 2009, by and among Applied Genetic Technologies Corporation, the University of Florida Research Foundation, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

Exhibit Number	Description

10.19†	Non-Exclusive License Agreement with Sublicensing Terms, made as of January 19, 2006, by and between The UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.20†	Standard Non-Exclusive License Agreement, effective as of September 18, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.21†	Standard Exclusive License Agreement with Know How, effective as of November 5, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.22*	Applied Genetic Technologies Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.23*	Applied Genetic Technologies Corporation 2011 Stock Incentive Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.24*	Applied Genetic Technologies Corporation 2013 Equity And Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.25*	Form of Incentive Stock Option Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.26*	Form of Non-Statutory Stock Option Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.27*	Form of Restricted Stock Unit Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.28*^	Form of Restricted Stock Unit Agreement (providing for required sale) under the 2013 Equity and Incentive Plan

10.29*	Form of Restricted Stock Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.30*	Applied Genetic Technologies Corporation 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.31	Form of Indemnification Agreement for Directors Associated with an Investment Fund (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.32	Form of Indemnification Agreement for Directors Not Associated with an Investment Fund (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

Exhibit Number	Description

10.33†	Second Amendment After Restated Amendment to License Agreement, made and effective as of January 10, 2014, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.34†	Fourth Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of December 17, 2013 by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.35†	First Amendment to Non-Exclusive License, made as of March 28, 2014, by and between the UAB Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-197385))

10.36*	Employment Letter Agreement dated as of July 26, 2017 between Applied Genetic Technologies Corporation and William A. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2017 (File No. 001-36370))

10.37	Loan and Security Agreement, dated as of June 30, 2020, by and among Applied Genetic Technologies Corporation, the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively, referred to as the “Lenders”), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-36370))

10.38*	Description of additional monthly payments to Mark S. Shearman effective July 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020) (File No. 001-36370)

10.39^	First Amendment to Loan and Security Agreement, dated as of May 13, 2021, by and among Applied Genetic Technologies Corporation, the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively, referred to as the “Lenders”), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders

10.40^	Lease, dated as of May 13, 2021, between Alachua Foundation Park Holding Company II, LLC and Applied Genetic Technologies Corporation

10.41*^	First Amendment to Employment Agreement dated as of May 14, 2021 by and between Applied Genetic Technologies Corporation and William A. Sullivan

10.42	Controlled Equity OfferingSM Sales Agreement, dated as of April 2, 2021, by and between Applied Genetic Technologies Corporation and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 2, 2021)

10.43*	First Amendment to Employment Agreement by and between Applied Genetic Technologies Corporation and Stephen W. Potter, dated as of June 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021 (File No. 001-36370))

23.1^	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2^	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^^	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1^	The following interactive Data Files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (eXtensible Business Reporting Language): (a) Balance Sheets as of June 30, 2021 and 2020; (b) Statements of Operations for the years ended June 30, 2021 and 2020; (c) Statements of Stockholders’ Equity for the years ended June 30, 2021 and 2020; (d) Statements of Cash Flows for the years ended June 30, 2021 and 2020; and (e) Notes to such Financial Statements.

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.
^^	Furnished herewith.
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer
President and Chief Executive Officer

Date:	September 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Susan B. Washer Susan B. Washer	Chief Executive Officer, President and Director (Principal Executive Officer)	September 23, 2021

/s/ Jonathan I. Lieber Jonathan I. Lieber	Chief Financial Officer (Principal Financial Officer)	September 23, 2021

/s/ Gerald A. Reynolds Gerald A. Reynolds	Chief Accounting Officer (Principal Accounting Officer)	September 23, 2021

/s/ Scott Koenig Scott Koenig	Director	September 23, 2021

/s/ William Aliski William Aliski	Director	September 23, 2021

/s/ Ed Hurwitz Ed Hurwitz	Director	September 23, 2021

/s/ Ivana Magovcevic-Liebisch Ivana Magovcevic-Liebisch	Director	September 23, 2021

/s/ Anne VanLent Anne VanLent	Director	September 23, 2021

/s/ James Rosen James Rosen	Director	September 23, 2021

/s/ Yehia Hashad Yehia Hashad	Director	September 23, 2021