Form 10-Q
period 2021-09-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2021-11-09
CIK 1273636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
001-36370

APPLIED GENETIC
TECHNOLOGIES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3553710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
14193 NW 119
th
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files
).
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
of the Exchange Act).

 Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of
November 4, 2021
was
 42,863,552.

APPLIED GENETIC TECHNOLOGIES CORPORATION
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

In thousands, except per share data	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$90,515	$105,052
Investments	—	2,000
Prepaid and other current assets	2,871	2,655

Total current assets	93,386	109,707
Property and equipment, net	4,550	4,658
Intangible assets, net	1,303	1,287
Investment in Bionic Sight, LLC	7,969	8,000
Right-of-use assets - operating leases	3,059	3,167
Right-of-use asset - financing lease	23	34
Other assets	121	113

Total assets	$110,411	$126,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,083	$1,879
Accrued and other liabilities	14,061	14,500
Lease liabilities - operating	1,121	1,116
Lease liability - finance	26	38
Current portion of long-term debt	4,418	2,181

Total current liabilities	21,709	19,714
Lease liabilities - operating, net of current portion	3,218	3,418
Long-term debt, net of debt discounts and deferred financing fees	15,659	17,727
Other liabilities	300	299

Total liabilities	40,886	41,158

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 150,000 shares authorized; 42,913 and 42,835 shares issued; 42,859 and 42,794 shares outstanding at September 30, 2021 and June 30, 2021, respectively	43	43
Additional paid-in capital	326,126	325,245
Treasury stock at cost; 54 and 41 shares at September 30, 2021 and June 30, 2021, respectively	(256)	(211)
Accumulated deficit	(256,388)	(239,269)

Total stockholders’ equity	69,525	85,808

Total liabilities and stockholders’ equity	$110,411	$126,966

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
In thousands, except per share data	2021	2020
Revenue	$—	$—

Operating expenses:
Research and development	12,325	11,626
General and administrative and other	4,100	3,436

Total operating expenses	16,425	15,062

Loss from operations	(16,425)	(15,062)

Other income (expense), net:
Investment income, net	6	64
Interest expense	(669)	(332)

Total other income (expense), net	(663)	(268)

Loss before provision for income taxes	(17,088)	(15,330)
Provision for income taxes	—	21

Loss before equity in net losses of an affiliate	(17,088)	(15,351)
Equity in net losses of an affiliate	(31)	(29)

Net loss	$(17,119)	$(15,380)

Weighted average shares outstanding:
Basic	42,823	25,818
Diluted	42,823	25,818
Net loss per common share:
Basic	$(0.40)	$(0.60)
Diluted	$(0.40)	$(0.60)
The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at June 30, 2021	42,794	$43	41	$(211)	$325,245	$(239,269)	$85,808
Share-based compensation expense	—	—	—	—	810	—	810
Shares issued under employee plans and related share repurchases	65	—	13	(45)	71	—	26
Net loss	—	—	—	—	—	(17,119)	(17,119)

Balances at September 30, 2021	42,859	$43	54	$(256)	$326,126	$(256,388)	$69,525

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at June 30, 2020	25,793	$25	20	$(88)	$252,519	$(181,440)	$71,016
Share-based compensation expense	—	—	—	—	646	—	646
Shares issued under employee plans and related share repurchases	67	—	21	(123)	43	—	(80)
Net loss	—	—	—	—	—	(15,380)	(15,380)

Balances at September 30, 2020	25,860	$25	41	$(211)	$253,208	$(196,820)	$56,202

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
In thousands	2021	2020

Operating activities:
Net loss	$(17,119)	$(15,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	810	646
Depreciation and amortization	364	381
Investment premium accretion, net	—	4
Amortization of debt discounts and deferred financing fees	169	82
Reduction in the carrying amount of operating lease right-of-use assets	108	85
Equity in net losses of an affiliate	31	29
Changes in operating assets and liabilities:
Prepaid and other assets	(224)	719
Accounts payable	135	262
Operating lease liabilities	(195)	(167)
Accrued and other liabilities	(15)	422

Cash used in operating activities	(15,936)	(12,917)

Investing activities:
Purchases of property and equipment	(545)	(654)
Purchases of and capitalized costs related to intangible assets	(70)	(106)
Maturities of investments	2,000	16,000
Purchases of investments	—	(8,996)

Cash provided by investing activities	1,385	6,244

Financing activities:
Proceeds from exercises of common stock options	71	43
Payments for deferred financing fees	—	(129)
Taxes paid related to equity awards	(45)	(123)
Principal payments on a finance lease	(12)	(11)

Cash provided by (used in) financing activities	14	(220)

Net decrease in cash and cash equivalents	(14,537)	(6,893)
Cash and cash equivalents, beginning of the period	105,052	38,463

Cash and cash equivalents, end of the period	$90,515	$31,570

Supplemental information:
Costs for purchases of property and equipment included in accounts payable	$96	$—
Costs for intangible assets included in accounts payable/accrued and other liabilities	$25	$37
The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Operations
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
The Company has devoted substantially all of its efforts to research and development, including clinical trials. The Company has not completed the development of any products. The Company has generated revenue from collaboration agreements, licensing of its intellectual property, sponsored research agreements and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the difficulties inherent in the development of commercially viable products, the need to obtain additional capital necessary to fund the development of its products, development by the Company or its competitors of technological innovations, risks of failure of clinical studies, protection of proprietary technology, compliance with government regulations and the ability to transition to large-scale production of products.
As of September 30, 2021, the Company had (i) an accumulated deficit of $256.4 million and (ii) cash and cash equivalents of $90.5 million. Management believes that there is sufficient funding available to allow the Company to generate data from its ongoing and planned clinical programs and fund currently planned research and discovery programs. While the Company expects to generate some revenue from collaborations, sponsored research agreements, grants and licensing of its intellectual property, management believes that the Company will incur losses for the foreseeable future. The Company has funded its operations to date primarily through public offerings of its common stock and warrants to purchase its common stock, private placements of its preferred stock, collateralized borrowing and collaborations.

2.	Summary of Significant Accounting Policies
Basis of presentation
The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with (i) U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form
10-Q
and Article 8 of Regulation
S-X.
Accordingly, such financial statements do not include all the information and footnotes required by U.S. GAAP for a complete set of financial statements. In the opinion of management, the Unaudited Condensed Financial Statements include all adjustments, consisting of normal recurring accruals and other adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented. The accompanying Condensed Balance Sheet as of June 30, 2021 was derived from the Company’s audited financial statements at that date but does not include all of the footnote disclosures required by U.S. GAAP.
The Unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on
Form 10-K
for the year ended June 30, 2021 (the “2021
Form 10-K”).
The Company’s significant accounting policies are described in Note 2 to the Notes to Financial Statements in the
2021 Form 10-K
and are updated, as necessary, in subsequent Form
10-Q
filings.
The Company’s fiscal year is the twelve-month period from July 1 to June 30. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the Company’s operating results for the full year ending June 30, 2022 or any subsequent interim period within that year.
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

Income Taxes
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
The Company’s provision for income taxes was $21,000 for the three months ended September 30, 2020, which was entirely attributable to estimated interest and penalties on uncertain tax positions. There was no provision for income taxes during the three months ended September 30, 2021 because, among other things, the Company had no uncertain tax positions in that reporting period.
Net income or loss per share
Basic net income or loss per share is calculated by dividing net income or loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income or loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effects of common stock equivalents outstanding during the period, determined using the treasury stock method. For purposes of diluted net income or loss per share calculations, warrants to purchase the Company’s common stock, stock options, restricted stock awards, restricted stock units and performance service awards are considered to be common stock equivalents if they are dilutive. The dilutive impact of common stock equivalents for the three months ended September 30, 2021 and 2020 was approximately 0.2 million and 0.5 million shares, respectively. However, those common stock equivalents were excluded from the calculations of diluted net loss per share for all periods presented herein because their effects were anti-dilutive.
The common stock equivalents for the three months ended September 30, 2021 excluded certain warrants to purchase the Company’s common stock, which are described at Note 7 in these Notes to Unaudited Condensed Financial Statements, because the exercise price of such warrants was greater than the average market price of the Company’s common stock during the related period.

New Accounting Pronouncements
Adopted during the three months ended September 30, 2021
Financial Instruments—Credit Losses
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”)
No. 2016-13,
 Financial Instruments – Credit Losses (Topic
 326): Measurement of Credit Losses on Financial Instruments
. The new standard requires that financial assets measured at amortized cost be presented at the net amount expected to be collected and separately measure an allowance for credit losses that is deducted from the amortized cost basis of those financial assets. The Company early adopted the new standard on July 1, 2021; however, it did not have a significant impact on the Company’s financial statements.
Income Taxes
In December 2019, the FASB issued
ASU No. 2019-12,
 Income Taxes (Topic
 740): Simplifying the Accounting for Income Taxes
. The new standard includes several provisions that simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. The Company adopted the new standard on July 1, 2021; however, it did not have a significant impact on the Company’s financial statements.
Investments – Equity Securities, Investments – Equity Method and Joint Ventures, and Derivatives and Hedging
In January 2020, the FASB issued
ASU No. 2020-01,
 Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
. The new standard addresses interactions between the guidance to account for certain equity securities under Accounting Standards Codification (“ASC”) Topic 321, the guidance to account for investments under the equity method of accounting in ASC Topic 323 and the guidance in ASC Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with ASC Topic 825,
 Financial Instruments
. The Company adopted the new standard on July 1, 2021; however, it did not have a significant impact on the Company’s financial statements.

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
Stock Options
Information about the Company’s stock options that do not have performance conditions is provided below.

	Three Months Ended September 30,
	2021		2020
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	4,186	$7.69	3,846	$7.82
Granted	1,467	3.62	1,016	5.34
Exercised	(24)	3.00	(12)	3.70
Forfeited	(234)	4.27	(136)	4.29
Expired	(348)	12.93	(42)	12.08

Outstanding at the end of the period	5,047	$6.32	4,672	$7.35

Exercisable at the end of the period	2,667		2,515

Weighted average fair value of options granted during the period	$2.55		$3.89

The fair value of each stock option granted is estimated on the date of grant using a Bl
a
ck-Scholes stock option pricing model. Below are the assumptions that were used when estimating fair value for the periods indicated.

	Three Months Ended September 30,
Assumption	2021	2020
Dividend yield	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.25 years
Risk-free interest rate	0.80% to 0.96%	0.30% to 0.39%
Expected volatility	82.51%	82.60%
In addition to the
stock option a
ctivity described above, the Company also granted
100,000
performance-based stock options to a senior officer during July 2019 with an exercise price of $
3.91
. That award: (i) was issued under the 2013 Equity and Incentive Plan; (ii) has a term of ten years
; and (iii) includes six separate tranches with performance criteria that will each vest
25
% upon their achievement, with the remaining
75
% of the tranche vesting on a monthly basis over a period of three years
subsequent to achieving the underlying performance objective (assuming continued service by the awardee). Each tranche represents one-sixth of
the total award. If any of the performance criteria are not satisfied, that corresponding tranche will be forfeited. As of September 30, 2021, one of the six performance criteria has been met and one criterion will likely never be met. The Company used a Black-Scholes stock option pricing model to estimate the grant date fair value of each option to be $
2.58
; however, determining the appropriate periodic
share-based compensation expense for this award requires management to estimate the likelihood of the achievement of the performance targets.
Subsequent to September 30, 2021, the Company granted approximately
 0.3
million new service-only stock options to its employees, with each such option having an exercise price equal to the closing price of the Company’s common stock on the date of grant.
Restricted Stock Units
During
August 2019
,
175,500
restricted stock units with a market-based vesting condition related to the trading price of the Company’s common stock were granted to certain employees under the 2013 Equity and Incentive Plan. Those awards had a weighted average grant date fair value of
$
2.56
.
Prior to June 30, 2020, the market condition embedded in the award was met. On August 15, 2021 and
2020
,
54,500
and
76,500
restricted stock units vested and the underlying shares were issued to the grantees. A total of

44,500

r
estricted stock units were forfeited through August 15, 2021 and, subsequent to that date, no
restricted stock units with market-based vesting conditions remain outstanding. The fair value of each restricted stock unit awarded was estimated on the grant date using a Monte Carlo simulation pricing model, which incorporated the probability of satisfying the related market-based vesting condition.
From May 2021 to July 2021, the Company granted
579,500
restricted stock units to certain employees under the 2013 Equity and Incentive Plan with a weighted average grant date fair value of $
4.16
. Those awards generally vest in equal amounts on each of the first and second anniversaries of the date of grant, assuming continuing service by the grantee. As of September 30, 2021,
108,000
restricted stock units have been forfeited. The fair value of each restricted stock unit awarded was det
e
rmined based on the market value of the Company’s common stock on the date of grant and the related expense is being recognized using a graded vesting schedule that is aligned with the grantees’ vesting dates. No additional restricted stock unit awards are expected to be granted under this program.
Share-based compensation expense for the three months ended September 30, 2021 and 2020 was $0.8 million and $0.6 million, respectively. The portion of such expense pertaining to stock options awarded to employees, nonemployee directors and consultants was $0.5 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. Share-based compensation expense pertaining to restricted stock awards and restricted stock units awarded to employees and consultants totaled $0.3 million and $54,000 for the three months ended September 30, 2021 and 2020
, respectively.

4.	Investments and Fair Values of Financial Instruments
Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy, which primarily seeks to maintain adequate liquidity and preserve capital. At June 30, 2021, the Company’s investments consisted of a held-to-maturity debt
security that matured in July 2021 (the $2.0
million amortized cost of that investment approximated its fair value on such date). The Company held no investments at September 30, 2021.
The Company is required to disclose information regarding all assets and liabilities reported at fair value that enables an assessment of the inputs used when determining the reported fair values. ASC Topic 820,
 Fair Value Measurements and Disclosures
, establishes a hierarchy of inputs used when available. Observable inputs are inputs that market participants would use when pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use when pricing an asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used when determining the reported fair value of financial instruments and is not a measure of an investment’s credit quality. The three levels of the fair value hierarchy are described below.
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

Debt
securities—held-to-maturity.
The Company’s investments in debt securities classified as
held-to-maturity
have historically consisted of U.S. Treasury securities that were valued using quoted market prices. Valuation adjustments were not applied.
The fair value hierarchy table below provides information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis or disclosed at fair value in these Notes to Unaudited Condensed Financial Statements.

In thousands	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2021
Cash and cash equivalents	$90,515	$—	$—	$90,515

June 30, 2021
Cash and cash equivalents	$105,052	$—	$—	$105,052
Held-to-maturity investment (U.S. Treasury security)	2,000	—	—	2,000

Total assets	$107,052	$—	$—	$107,052

The Company’s financial instruments also include its variable-rate borrowing under a debt agreement that is described at Note 5 in these Notes to Unaudited Condensed Financial Statements. Management believes that the carrying amount of such debt (i.e., $20.1 million and $19.9 million at September 30, 2021 and June 30, 2021, respectively) reasonably approximates its fair value on those dates because the rate of interest on such borrowing reflects current market rates of interest for similar instruments with comparable maturities and risk profiles. This assessment primarily uses Level 2 inputs under the fair value hierarchy.

5.	Debt
The following discussion of the Company’s debt should be read in conjunction with Note 8 to the Notes to Financial Statements in the
2021 Form 10-K.
On June 30, 2020, the Company entered into a Loan and Security Agreement (as amended effective May 13, 2021, the “Amended Loan Agreement”) with several banks and other financial institutions or entities from time to time parties to the Amended Loan Agreement (collectively, referred to as the “Lenders”) and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders.
The Amended Loan Agreement provides for a term loan in an aggregate principal amount of up to $25.0 million to be delivered in multiple tranches (the “Term Loan”). The first two tranches under the Amended Loan Agreement consisted of term loan advances of $10.0 million on each of June 30, 2020 and May 13, 2021. Subject to the Lenders’ investment committee’s sole discretion, the Company has the right to request that the Lenders make additional term loan advances in an aggregate principal amount of up to $5.0 million prior to April 1, 2022 or, if certain conditions are satisfied, then prior to January 1, 2023. However, there can be no assurances that any additional term loan advances will be funded by the Lenders in the future.
As of both September 30, 2021 and June 30, 2021, the variable contractual interest rate on the Term Loan was 9.75% per annum and the effective interest rate on the Term Loan was 13.26%. Prior to completing the loan amendment in May 2021, the effective interest rate on the Term Loan was 13.53%.
As of September 30, 2021, the Company was in full compliance with all covenants of the Amended Loan Agreement.

6.	Collaboration Agreements and Contract Liabilities
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

Under the agreement, AGTC made an initial $2.0 million payment for an equity interest of approximately 5%
in Bionic Sight. During March 2020, the Company’s equity interest in Bionic Sight increased to approximately

15.5
% in connection with (i) AGTC’s purchase of additional equity for $
4.0
 million and (ii) the conversion of c
e
rtain AGTC-provided research and development support costs
and in-kind contributions,
which aggregated approximately $
2.2

million, to an equity interest in Bionic Sight, in each case, consistent with the provisions of the collaboration agreement. AGTC is not obligated to purchase additional equity in Bionic Sight or make any additional in-kind contributions
under the agreement. The Company recorded its initial investment in Bionic Sight using the equity method of accounting for investments. Upon receipt of additional equity in March 2020, management concluded that equity method accounting remained appropriate.
Otonomy, Inc.
During October 2019, the Company entered into a strategic collaboration agreement with Otonomy, Inc. (“Otonomy”) to co-develop
and co-commercialize an
adeno-associated virus-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene (“GJB2”) – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately

30
% of all genetic hearing loss cases. People with this mutation can have severe-to-profound
deafness in both ears that is identified in screening tests routinely performed on newborns. Under the collaboration agreement, the parties began equally sharing the program costs and proceeds in
January 2020
and can include additional genetic hearing loss targets in the future.
The Company concluded that the Otonomy collaboration agreement is within the scope of ASC Topic 808,
Collaborative Arrangements
(“Topic 808”), which defines collaborative arrangements and addresses the presentation of transactions between the parties in an entity’s statement of operations and the related disclosures. However, Topic 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company concluded that ASC Topic 730,
Research and Development,
should be applied by analogy to payments between the parties during the development activities. As such, payments made to or received from Otonomy for development activities are recorded as research and development expenses. For each of the three months ended September 30, 2021 and 2020, settlement activity between the parties under the Otonomy agreement had an immaterial effect on the Company’s research and development expenses.
Contract Liabilities
As of both September 30, 2021 and June 30, 2021, accrued and other liabilities on the Company’s balance sheets included $374,000 of deferred revenue. In the account balance at June 30, 2021 was

$225,000
that was billed to a customer and collected by the Company in July 2021. Management is unable to estimate when the Company will satisfy the performance obligations pertaining to its deferred revenue at September 30, 2021.

7.	Stockholders’ Equity
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
otherwise. As of September 30, 2021, none of the warrants have been exercised.

8.	Commitments and Contingencies
Lease Commitment
As of September 30, 2021, the Company had entered into a long-term real property lease agreement that has not yet commenced and, therefore, is not recorded on its balance sheets. This lease, which is discussed in Note 3 to the Notes to Financial Statements in the 2021
Form 10-K
under the heading
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
Company experienced delays in enrollment of pediatric patients in the dose escalation portions of certain of its clinical trials for achromatopsia. Additionally, the latest surge in cases due to a COVID-19 variant
has created new challenges for the Company to schedule patients for screening at some sites due to capacity and bandwidth limitations, which has impacted enrollment in at least one of the Company’s clinical trials. The Company could also experience delays resulting from critical follow-up visits required
under clinical trial protocols, which could increase the cost of those trials and also impact their expected timelines. Management’s ability to fully interpret the trial outcomes and the ability of certain lab-based employees to
perform their jobs
due to stay-at-home orders or
other restrictions
related to COVID-19 could also
result in delays and increase the Company’s operating expenses. Furthermore, third-party vendors, such as raw material suppliers and contract manufacturing, testing or research organizations, could also be impacted by COVID-19, which could
result in unavoidable delays and/or increases in the Company’s operating costs.
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
The following discussion and analysis provides an overview of our financial condition as of September 30, 2021 and our results of operations for the three months ended September 30, 2021 and 2020. This discussion should be read in conjunction with the Unaudited Condensed Financial Statements and related notes included in this Quarterly Report on Form 10-Q,
as well as our Annual Report on
Form 10-K
for the year ended June 30, 2021 (the “2021
Form 10-K”).
In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, as well as those set forth in Part I, Item 1A, “Risk Factors,” of the 2021
Form 10-K.
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
Overview
We are a clinical-stage biotechnology company that uses a proprietary gene therapy platform to develop transformational genetic therapies for people suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have active clinical programs in X-linked retinitis pigmentosa
(“XLRP”), achromatopsia (“ACHM”) and a partnered optogenetics program, as well as a preclinical program in dry age-related macular degeneration
(“dAMD”). In addition to ophthalmology, we have initiated one partnered preclinical program in otology and two preclinical programs targeting central nervous system disorders (“CNS”), including frontotemporal dementia (“FTD”) and amyotrophic lateral sclerosis (“ALS”). Our optogenetics program is being developed in collaboration with Bionic Sight, LLC (“Bionic Sight”) and our otology program is being developed in collaboration with Otonomy, Inc. (“Otonomy”). With a number of important clinical milestones on the horizon, we believe that we are well positioned to advance multiple programs toward pivotal studies. In addition to our product pipeline, we have also developed broad technological and manufacturing capabilities utilizing both our internal scientific resources and through collaborations with others.
Since our inception, we have devoted substantially all of our resources to development efforts relating to our proof-of-concept
programs in ophthalmology, otology and CNS, including manufacturing product in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily through public offerings of our common stock and warrants to purchase our common stock, private placements of our preferred stock, collateralized borrowing and collaborations. We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies, including the United States Food and Drug Administration, or FDA, and by patient advocacy groups such as The Foundation Fighting Blindness.
We have incurred losses from operations in each year since inception, except for fiscal year 2017, wherein we reported net income of $0.4 million due, in part, to profits from a collaboration agreement that was ultimately terminated in March 2019. For the three months ended September 30, 2021 and 2020, we reported net losses of $17.1 million and $15.4 million, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and general and administrative and other expenses associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities as we:

•	continue to conduct clinical trials for our XLRP and ACHM product candidates and preclinical studies for our other ophthalmology, otology and CNS product candidates;

•	continue our research and development efforts, including exploration through early preclinical studies of potential applications of our gene therapy platform in:

•	orphan ophthalmology indications;

•	non-orphan ophthalmology indications, including dAMD and other retinal diseases; and

•	other inherited diseases, such as otology and CNS indications;

•	manufacture clinical trial materials and develop larger-scale manufacturing capabilities, including the lease of a new build-to-suit manufacturing and quality control facility;

•	seek regulatory approval for our product candidates;

•	further develop our gene therapy platform;

•	add personnel to support our scientific, collaboration, product development and commercialization efforts; and

•	continue to operate as a public company.
As of September 30, 2021, we had cash and cash equivalents totaling $90.5 million. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our available cash and cash equivalents will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs into calendar year 2023. We will require substantial additional funding to complete our XLRP Phase 2/3 (“Vista”) trial, move our ACHMB3 product candidate forward, obtain regulatory approval for our lead product candidates and build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, acquisitions or other business development activities, or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates and continue our research and development efforts.
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
Month 12. Together with a third-party vendor, we have developed a machine learning algorithm that, on a patient-by-patient basis, predicts
the loci most likely to improve through evaluation of baseline visual sensitivity. The algorithm was developed using the available microperimetry data from the Phase 1/2 dose escalation study. Secondary endpoints include mean change in visual sensitivity, improvements in visual acuity and improvements in performance on a visual navigation course. We plan to include a masked interim analysis at Month 6, with that data expected to be released in the fourth quarter of calendar year 2022, which may provide us with the opportunity to discuss with the FDA adjustments to the trial, if necessary, to optimize outcomes.
In May 2021, we
provided 12-month data
from our XLRP Phase 1/2 trial from seven patients in Group 5 and four patients in Group 6. One patient in Group 5 and two patients in Group 6 would not meet the inclusion criteria for the Skyline and Vista trials, resulting in a total of eight patients who were included in the responder analysis. Four of these eight patients (50%) were considered responders, all four of whom met the strict criteria of at least a 7 decibel improvement in at least 5 loci. One additional patient did not meet these criteria but had a statistically significant improvement in retinal sensitivity in the treated eye compared with the untreated eye at 12 months. In Group 4, two of six patients that meet the inclusion criteria for Skyline and Vista trials were considered responders that met the strict criteria and an additional two patients did not meet these criteria but had a statistically significant improvement in retinal sensitivity in the treated eye compared to the untreated eye at 12 months.
Consistent with previously
reported 6-month data
from Groups 2, 4, 5 and 6, the assessment of Best Corrected Visual Acuity (“BCVA”) in these groups at 12 months continues to provide supportive evidence of improved visual acuity in these patients and the difference between treated and untreated eyes is statistically significant. We believe that these data, together with the favorable safety profile, have the potential to differentiate our XLRP candidate from competitors.
Data from three of the Group 4 patients were available for analysis at Month 24, including two who were responders at Month 12 (one by the 7 decibel change in at least 5 loci response criteria and the other demonstrated statistically significant improvement in retinal sensitivity in the treated eye compared with the untreated eye). These two patients are still responders at Month 24 according to the same criteria; the third patient who has reached Month 24 was not a responder at Month 12 or Month 24. To the best of our knowledge, this is the first XLRP gene therapy clinical trial to demonstrate continued durability of response at this time point.

The ellipsoid zone (“EZ”), a defined region within the photoreceptor layer of the retina, degenerates over time in patients with XLRP and is eventually lost. Dr. Paul Yang, Assistant Professor of Ophthalmology at the Casey Eye Institute, Oregon Health & Science University and one of our study investigators, presented data in September 2021 at the Fourteenth International Symposium on Retinal Degeneration showing that certain baseline characteristics of the EZ were highly predictive of improvement after treatment and that improvements in visual sensitivity measured by the MAIA and improvements in the EZ in Groups 4 to 6 of our XLRP Phase 1/2 clinical trial were strongly associated and statistically significant.
Data from all 28 patients across six dose groups in the Phase 1/2 trial continue to demonstrate a favorable safety profile with no dose-limiting inflammatory responses observed. This safety profile, which has shown no clinically significant inflammation not manageable with steroids, continues to be observed out to at least 24 months.
We believe that we have a potential
best-in-class XLRP
product candidate that may provide significant benefits to patients with XLRP and we expect to:

•	present 12-month trial results from the ongoing Phase 1/2 clinical trial at the American Academy of Ophthalmology Annual Meeting being held from November 12, 2021 to November 15, 2021;

•	provide Skyline trial results from the 3-month masked interim analysis in the first half of calendar year 2022;

•	provide Skyline trial results from the 12-month data in the fourth quarter of calendar year 2022;

•	provide 24-month results from the ongoing XLRP Phase 1/2 clinical trial in the third quarter of calendar year 2022; and

•	provide Vista trial results from the 6-month masked interim analysis in the fourth quarter of calendar year 2022.
As part of the Skyline trial, we intend to dose a total of 12 additional patients across two dose groups. In addition to providing supplementary data on the primary endpoint of visual sensitivity at pre-specified loci,
the Skyline trial is intended to evaluate the correlation of this perimetry data with a new mobility navigation course developed for use with retinitis pigmentosa patients. This trial will have the same overall design as the Vista trial.
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
Given the evidence of treatment response described above for all adults and the lowest dose group 4 pediatric patients, as well as supportive anecdotal patient reports, we are preparing for an End of Phase 2 (EOP2) submission for our ACHMB3 program and to request a meeting with the FDA in advance of initiating a Phase 2/3 trial. We expect this meeting to occur in the first half of calendar year 2022. We are also collecting novel measures of efficacy including color brightness (CoBri) testing and functional magnetic resonance imaging (fMRI) testing for the recently enrolled and currently enrolling pediatric patients. These additional tests may further support the patient anecdotal reports and the existing evidence of biologic activity of our ACHMB3 program.
For our ACHMA3 program, we are focused on analysis of the data from pediatric patients in the Phase 1/2 trial. Preclinical animal data showed a treatment effect in young sheep, which might predict comparable treatment responses in younger pediatric Phase 1/2 patients despite the genetic considerations described above. The path forward for our ACHMA3 product candidate will be determined after additional pediatric patient and preclinical data are available for evaluation.

We recently enrolled six pediatric ACHMB3 patients and five pediatric ACHMA3 patients in higher dose groups 5a and 6a. Three serious adverse events (SAEs) of significant inflammation that are considered a Suspected Unexpected Serious Adverse Reaction, or SUSAR, occurred in pediatric patients at the highest trial dose concentration (3.2e12 vg/mL); two patients are in the ACHMA3 trial, the other is in the ACHMB3 trial. An additional ACHMB3 pediatric patient at this dose also presented with significant inflammation during approximately the same post-operative time frame but has not required a subsequent procedure. To address the above safety events in pediatric patients, increased systemic and local steroid doses have been administered, patients are being monitored closely and the investigators are now tapering these patients to lower doses of steroids. As of their most recent visits, all patients are improving. No comparable inflammation has been seen in the six pediatric patients across both trials at dose group 5a, nor in any of the adult patients or lowest group 4 pediatric patients on which we previously reported. These new data do not change our plans to continue development of the ACHM product candidates and, as a result, we plan to release 3-month data
for high dose pediatric patients, both ACHMB3 and ACHMA3, in the fourth quarter of calendar year 2021. We are currently postponing enrollment of the last pediatric patient in the ACHMA3 trial pending review of longer-term data for the high dose pediatric patients.
Build-To-Suit Manufacturing
and Quality Control Facility in Alachua, Florida
In May 2021, we signed
a 20-year lease
for
a build-to-suit 21,250
square foot current Good Manufacturing Practices (“cGMP”) manufacturing and quality control facility adjacent to our existing Florida facility to prepare for late-stage development of our XLRP and ACHM programs. Leasing this cGMP facility is part of our strategy to enable more rapid filing of a Biologics Licensing Application and commercial launch of our XLRP candidate upon potential FDA approval. The cGMP facility is also expected to support more rapid advancement of our product pipeline while providing supply chain redundancy, reducing manufacturing risk and enhancing quality controls. We anticipate that the build-out of
the new manufacturing and quality control facility will be completed during the second half of calendar year 2022.
Additional information regarding our new cGMP manufacturing and quality control facility can be found in Note 3 to the Notes to Financial Statements in the
2021 Form 10-K
under the
heading “Build-To-Suit Manufacturing and
Quality Control Facility in Alachua, Florida.”
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
In March 2021, Bionic Sight, which has responsibility for conducting the clinical trial, reported promising results in its first two cohorts of patients in the Phase 1/2 retinitis pigmentosa optogenetics study. Bionic Sight reported that these patients, all of whom have complete or near-complete blindness, can now see light and motion, and, in two cases, can detect the direction of motion. The product appears to be safe and well tolerated and Bionic Sight is continuing to enroll patients at higher doses.
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

Additional information regarding the Bionic Sight and Otonomy collaborative agreements can be found in Note 6 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
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
During the three months ended September 30, 2021, there were no significant changes to our critical accounting policies and estimates. For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimations and which could, if different judgments or estimates were made, materially affect our reported results of operations, financial position and cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the
2021 Form 10-K.
New Accounting Pronouncements
Refer to Note 2 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form
10-Q
for further information about recently issued accounting standards.
Financial Operations Review
Revenue
We generate revenue primarily through: (i) collaboration agreements; (ii) sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates; (iii) federal research and development grant programs; and (iv) licensing arrangements. However, we did not recognize any revenue during the three months ended September 30, 2021 or the same period in the prior year. In the future, we may generate revenue from product sales (if any products are approved), license fees, milestone payments, development services, research and development grants, or from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property.
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
Research and development expenses
Research and development expenses consist primarily of costs incurred for the development of our product candidates and include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•	expenses incurred under agreements with academic research centers, contract research organizations and investigative sites that conduct our clinical trials;

•	license and sublicense fees and collaboration expenses;

•	the cost of acquiring, developing and manufacturing clinical trial materials; and

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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
capabilities through, among other things, our lease of a new cGMP build-to-suit
manufacturing and quality control facility;

•	the countries in which trials are conducted;

•	potential additional safety monitoring or other studies requested by regulatory agencies or elected as best practice by us;

•	significant and changing government regulation; and

•	the timing and receipt of any regulatory approvals.
A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in or execution of any of our clinical trials, which could be adversely impacted by the COVID-19 pandemic, we
could be required to expend significant additional financial resources and time on the completion of clinical trial activities and development of our product candidates.
From our inception and through September 30, 2021, we have incurred approximately $294.9 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates, explore potential applications of our gene therapy platform in other indications and execute our plan to open and operate a leased cGMP manufacturing and quality control facility.
General and administrative and other expenses
General and administrative and other expenses primarily consist of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, legal, business development, finance and human resource functions. Other general and administrative expenses include costs to support employee training and development, board of directors’ costs, depreciation, insurance, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, including patent-related expenses, and accounting, investor relations, corporate communications and information technology services. We anticipate that our general and administrative and other expenses will continue to increase in the future as we hire additional employees to support our research and development efforts, collaboration arrangements, and the potential commercialization of our product candidates, if approved. Additionally, if and when we believe that regulatory approval of our first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of any such product candidate. Our general and administrative expenses are also expected to increase as we execute our plan to open and operate a leased cGMP manufacturing and quality control facility.

Investment income, net
Investment income, net consists of interest earned on cash and cash equivalents and held-to-maturity investments in
debt securities. During the three months ended September 30, 2021, investment income, net declined by $58,000 when compared to the prior year, primarily due to a smaller investment portfolio in the current period.
Interest expense
Interest expense during the three months ended September 30, 2021 and 2020 was $0.7 million and $0.3 million, respectively. The increase was primarily due to a higher average outstanding balance under our collateralized term loan agreement in the current period. Additional information regarding our long-term loan agreement can be found in Note 5 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
Provision for income taxes
The provision for income taxes was $21,000 for the three months ended September 30, 2020, which was entirely attributable to estimated interest and penalties on uncertain tax positions. There was no provision for income taxes during the three months ended September 30, 2021 because, among other things, the Company had no uncertain tax positions in that reporting period.
Results of Operations
Comparison of the three months ended September 30, 2021 and 2020
Research and development expenses
The table below summarizes our research and development expenses by product candidate or program for the periods indicated.

	Three Months Ended September 30,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
External research and development expenses:
XLRP	$4,651	$3,860	$791	20%
ACHM	793	1,638	(845)	(52)%
XLRS	73	93	(20)	(22)%
Research and discovery programs	838	501	337	67%

Total external research and development expenses	6,355	6,092	263	4%

Internal research and development expenses:
Employee-related costs	3,716	3,222	494	15%
Share-based compensation	431	317	114	36%
Other	1,823	1,995	(172)	(9)%

Total internal research and development expenses	5,970	5,534	436	8%

Total research and development expenses	$12,325	$11,626	$699	6%

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
Research and development expenses for the three months ended September 30, 2021 and 2020 were $12.3 million and $11.6 million, respectively, an increase of $0.7 million, or 6%. The increase was primarily attributable to:

•
$0.8 million of increased external spending for our XLRP trials due to planned manufacturing of clinical trial material, clinical site preparation and other activities related to our Skyline and Vista trials;

•	$0.5 million of higher employee-related costs primarily attributable to new employee hires in connection with our strategic operating plans;

•
$0.3 million of increased external spending for our research and discovery programs, which was primarily due to planned material production costs in connection with our preclinical CNS program targeting FTD; and

•	$0.1 million of higher share-based compensation costs primarily due to restricted stock units granted to certain employees from May 2021 to July 2021.
Such increases were partially offset by (i) a $0.8 million decrease in external spending for our ACHM clinical trials and (ii) a $0.2 million decrease in other internal research and development expenses, which was primarily due to lower costs for temporary staffing and consultants and laboratory supply costs based on the timing of our needs. The decrease in ACHM expenses was primarily due to reduced site activity as our two clinical studies have progressed to a point where they are no longer processing new site activations. Additionally, there was a decrease in research and development expenses in connection with the wind-down of our X-linked retinoschisis, or XLRS,
program.
General and administrative and other expenses
The table below summarizes our general and administrative and other expenses for the periods indicated.

	Three Months Ended September 30,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
Employee-related costs	$1,221	$1,239	$(18)	(1)%
Share-based compensation	379	329	50	15%
Legal and professional fees	422	544	(122)	(22)%
Other	2,078	1,324	754	57%

Total general and administrative and other expenses	$4,100	$3,436	$664	19%

General and administrative and other expenses for the three months ended September 30, 2021 and 2020 were $4.1 million and $3.4 million, respectively, an increase of $0.7 million, or 19%. Such increase was primarily due to higher operating and business development costs pertaining to our recurring operations as we execute our strategic plans. The increase also reflects the continuation of a similar, but smaller, sequential quarterly growth trend that we experienced during the year ended June 30, 2021. Lower legal fees during the three months ended September 30, 2021 were due to reduced dependence on external legal counsel.
Liquidity and Capital Resources
We have incurred cumulative losses and negative cash flows from operations since our inception and, as of September 30, 2021, we had an accumulated deficit of $256.4 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development expenses and general and administrative and other expenses will continue to increase and, as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
Most recently, we received (i) $9.9 million of loan proceeds, net of debt discounts, in May 2021 and (ii) net proceeds of $69.3 million in February 2021 from the underwritten public offering that is described in Note 7 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
Among other things, the May 2021 loan proceeds are expected to partially fund certain equipment and shared building fit out costs, as well as new employee hires, in connection with our lease and operation of a new
cGMP build-to-suit manufacturing
and quality control facility in Alachua, Florida. Importantly, through a tenant improvement allowance and tiered rental rates, we have structured our third-party leasing costs for this facility in a way that will not significantly impact our cash runway until the fiscal year ending June 30, 2024. Additional information regarding the new manufacturing and quality control facility and our long-term loan agreement can be found in Notes 3 and 8, respectively, to our financial statements in the
2021 Form 10-K.
We are closely monitoring ongoing developments in connection with the COVID-19 pandemic,
which may negatively impact our projected cash position and access to capital. We will continue to assess our cash position and, if circumstances warrant, make appropriate adjustments to our operating plan.
Cash in excess of immediate requirements is invested in accordance with our investment policy, which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within twelve months. As of September 30, 2021, our cash and cash equivalents were held in bank accounts and money market funds.

Cash flows
The table below sets forth the primary sources and uses of cash for the periods indicated.

	Three Months Ended September 30,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
Cash provided by (used in):
Operating activities	$(15,936)	$(12,917)	$(3,019)	(23)%
Investing activities	1,385	6,244	(4,859)	(78)%
Financing activities	14	(220)	234	>100%

Net decrease in cash and cash equivalents	$(14,537)	$(6,893)	$(7,644)	<100%

Operating activities.
For both the three months ended September 30, 2021 and 2020, cash used in operating activities was primarily the result of research and development expenses and general and administrative and other expenses incurred in conducting normal business operations. Specifically, the cash used in operating activities of $15.9 million during the three months ended September 30, 2021 was due to a net loss of $17.1 million and unfavorable changes in our operating assets and liabilities of $0.3 million, partially offset by non-cash items
in our statement of operations of $1.5 million. The cash used in operating activities of $12.9 million during the three months ended September 30, 2020 was due to a net loss of $15.4 million, partially offset by non-cash items in
our statement of operations of $1.2 million and favorable changes in our operating assets and liabilities of $1.2 million.
Investing activities.
Cash provided by investing activities of $1.4 million during the three months ended September 30, 2021 consisted primarily of cash proceeds of $2.0 million from maturities of investments, partially offset by purchases of property and equipment of $0.5 million and intellectual property costs of $0.1 million. Cash provided by investing activities of $6.2 million during the three months ended September 30, 2020 consisted primarily of cash proceeds of $16.0 million from maturities of investments, net of investment purchases of $9.0 million, partially offset by purchases of property and equipment of $0.7 million and intellectual property costs of $0.1 million.
Financing activities.
The nominal cash provided by financing activities during the three months ended September 30, 2021 consisted of proceeds from exercises of common stock options, partially offset by (i) payments for taxes related to equity awards and (ii) principal payments on a finance lease. Cash used in financing activities of $0.2 million during the three months ended September 30, 2020 consisted of (i) payments for deferred financing fees and taxes related to equity awards and (ii) principal payments on a finance lease, partially offset by proceeds from exercises of common stock options.
Operating capital requirements
We have not generated any revenue from product sales and we do not know when, or if, we will generate such revenue. We do not expect to have significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
We believe that our available cash and cash equivalents, which totaled $90.5 million on September 30, 2021, will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs into calendar year 2023. However, we will require substantial additional funding to: (i) finish our Vista trial; (ii) move our ACHMB3 product candidate forward; (iii) complete the process necessary to seek regulatory approval for our lead product candidates; (iv) build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved; and (v) execute our plan to open and operate a leased cGMP manufacturing and quality control facility.

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
and
15d-15e
under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2021.

b)	Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in
Rules 13a-15f and 15d-15f under
the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are not a party to any pending legal proceedings. However, due to the nature of our business, we may be subject to lawsuits or other claims arising at any particular time in the ordinary course of business, and we expect that this situation will continue to be the case in the future.

ITEM 1A.	RISK FACTORS
Refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on
Form 10-K for
the year ended June 30, 2021 for information regarding our risk factors. There have been no material changes in our risk factors since June 30, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides certain information with respect to our purchases of shares of the Company’s common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs ($)
July 1, 2021 through July 31, 2021	—	—	—	—
August 1, 2021 through August 31, 2021	12,616	$3.58	—	—
September 1, 2021 through September 30, 2021	—	—	—	—

Total	12,616	$3.58	—	—

The activity in the above table reflects the surrender of 12,616 shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units and the issuance of the related common stock to certain employees during the three months ended September 30, 2021.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

10.1#	Offer Letter, dated as of September 3, 2021, by and between the Company and Jonathan I. Lieber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2021 (File No. 001-36370))

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber, Chief Financial Officer

Date: November 9, 2021