Form 10-Q
period 2021-12-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2022-02-14
CIK 1273636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
of the Exchange Act).    Yes ☐    No ☒
The number of shares of the registrant’s common stock outstanding as of February
9
, 2022 was 42,921,319
.

APPLIED GENETIC TECHNOLOGIES CORPORATION
FORM
10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

In thousands, except per share data	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$72,771	$105,052
Investments	—	2,000
Prepaid and other current assets	2,597	2,655

Total current assets	75,368	109,707
Property and equipment, net	4,416	4,658
Intangible assets, net	1,345	1,287
Investment in Bionic Sight, LLC	7,937	8,000
Right-of-use assets—operating leases	3,167	3,167
Right-of-use asset—financing lease	11	34
Other assets	126	113

Total assets	$92,370	$126,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,674	$1,879
Accrued and other liabilities	14,486	14,500
Lease liabilities—operating	1,227	1,116
Lease liability—finance	13	38
Current portion of long-term debt	6,714	2,181

Total current liabilities	24,114	19,714
Lease liabilities—operating, net of current portion	3,133	3,418
Long-term debt, net of debt discounts and deferred financing fees	13,538	17,727
Other liabilities	95	299

Total liabilities	40,880	41,158

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 150,000 shares authorized; 42,975 and 42,835 shares issued; 42,921 and 42,794 shares outstanding at December 31, 2021 and June 30, 2021, respectively	43	43
Additional paid-in capital	327,235	325,245
Treasury stock at cost; 54 and 41 shares at December 31, 2021 and June 30, 2021, respectively	(256)	(211)
Accumulated deficit	(275,532)	(239,269)

Total stockholders’ equity	51,490	85,808

Total liabilities and stockholders’ equity	$92,370	$126,966

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
In thousands, except per share data	2021	2020	2021	2020
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	14,454	11,811	26,779	23,437
General and administrative and other	3,989	3,304	8,089	6,740

Total operating expenses	18,443	15,115	34,868	30,177
Loss from operations	(18,443)	(15,115)	(34,868)	(30,177)

Other income (expense), net:
Investment income, net	6	29	12	93
Interest expense	(675)	(335)	(1,344)	(667)

Total other income (expense), net	(669)	(306)	(1,332)	(574)

Loss before provision for income taxes	(19,112)	(15,421)	(36,200)	(30,751)
Provision for income taxes	—	20	—	41

Loss before equity in net losses of an affiliate	(19,112)	(15,441)	(36,200)	(30,792)
Equity in net losses of an affiliate	(32)	(21)	(63)	(50)

Net loss	$(19,144)	$(15,462)	$(36,263)	$(30,842)

Weighted average shares outstanding:
Basic	42,886	25,883	42,855	25,850
Diluted	42,886	25,883	42,855	25,850
Net loss per common share:
Basic	$(0.45)	$(0.60)	$(0.85)	$(1.19)
Diluted	$(0.45)	$(0.60)	$(0.85)	$(1.19)
The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020
(Unaudited)

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at June 30, 2021	42,794	$43	41	$(211)	$325,245	$(239,269)	$85,808
Share-based compensation expense	—	—	—	—	810	—	810
Shares issued under employee plans and related share repurchases	65	—	13	(45)	71	—	26
Net loss	—	—	—	—	—	(17,119)	(17,119)

Balances at September 30, 2021	42,859	43	54	(256)	326,126	(256,388)	69,525
Issuance of common stock, net of issuance costs	56	—	—	—	143	—	143
Share-based compensation expense	—	—	—	—	946	—	946
Shares issued under employee plans and related share repurchases	6	—	—	—	20	—	20
Net loss	—	—	—	—	—	(19,144)	(19,144)

Balances at December 31, 2021	42,921	$43	54	$(256)	$327,235	$(275,532)	$51,490

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at June 30, 2020	25,793	$25	20	$(88)	$252,519	$(181,440)	$71,016
Share-based compensation expense	—	—	—	—	646	—	646
Shares issued under employee plans and related share repurchases	67	—	21	(123)	43	—	(80)
Net loss	—	—	—	—	—	(15,380)	(15,380)

Balances at September 30, 2020	25,860	25	41	(211)	253,208	(196,820)	56,202
Share-based compensation expense	—	—	—	—	624	—	624
Shares issued under employee plans and related share repurchases	45	—	—	—	158	—	158
Net loss	—	—	—	—	—	(15,462)	(15,462)

Balances at December 31, 2020	25,905	$25	41	$(211)	$253,990	$(212,282)	$41,522

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
In thousands	2021	2020
Operating activities:
Net loss	$(36,263)	$(30,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,756	1,270
Depreciation and amortization	751	771
Investment discount accretion, net	—	(2)
Amortization of debt discounts and deferred financing fees	344	167
Reduction in the carrying amount of operating lease right-of-use assets	243	173
Equity in net losses of an affiliate	63	50
Changes in operating assets and liabilities:
Prepaid and other assets	120	623
Accounts payable	(215)	420
Operating lease liabilities	(417)	(338)
Accrued and other liabilities	125	1,400

Cash used in operating activities	(33,493)	(26,308)

Investing activities:
Purchases of property and equipment	(821)	(768)
Purchases of and capitalized costs related to intangible assets	(131)	(213)
Maturities of investments	2,000	27,000
Purchases of investments	—	(18,992)

Cash provided by investing activities	1,048	7,027
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	143	—
Proceeds from exercises of common stock options	91	201
Payments for deferred financing fees	—	(129)
Taxes paid related to equity awards	(45)	(123)
Principal payments on a finance lease	(25)	(23)

Cash provided by (used in) financing activities	164	(74)

Net decrease in cash and cash equivalents	(32,281)	(19,355)
Cash and cash equivalents, beginning of the period	105,052	38,463

Cash and cash equivalents, end of the period	$72,771	$19,108

Supplemental non-cash information:
Costs for purchases of property and equipment included in accounts payable	$9	$—
Costs for intangible assets included in accounts payable/accrued and other liabilities	57	33
Right-of-use assets obtained in exchange for new operating lease liabilities	243	—
The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Operations
General
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
The Company has devoted substantially all of its efforts to research and development activities, including conducting clinical trials for its product candidates, and has not completed the development of any products. The Company has generated revenue from collaboration agreements, licensing of its intellectual property, sponsored research agreements and grants, but has not generated product revenue to date and is subject to a number of risks similar to those of other early stage companies in the biotechnology industry, including dependence on key individuals, the need to obtain additional capital necessary to fund the development of its product candidates, the risk of failure of ongoing or future clinical studies, the difficulties inherent in the development of commercially viable products, the development by the Company or its competitors of technological innovations, the protection of proprietary technology, compliance with government regulations and the ability to transition to large-scale production of products.
Liquidity and Financial Condition
As of December 31, 2021, the Company had (i) an accumulated deficit of $275.5 million and (ii) cash and cash equivalents of $72.8 million. Management believes that there is presently insufficient funding available to allow the Company to generate data from its ongoing and planned clinical programs and fund currently planned research and discovery programs for a period exceeding one year from the date of this filing with the Securities and Exchange Commission. While the Company expects to generate some revenue from collaborations, sponsored research agreements, grants and licensing of its intellectual property, management believes that the Company will incur losses and generate negative operating cash flows for the foreseeable future. As such, these circumstances collectively raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying Unaudited Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has funded its operations to date primarily through public offerings of its common stock and warrants to purchase its common stock, private placements of its preferred stock, collateralized borrowing and collaborations.
The ability of an entity to continue as a going concern depends on, among other things, positive cash flows and the availability of suitable financing. Specifically, the Company’s future liquidity needs will be primarily based on: (i) the success and progression of its product candidates; (ii) its repayment obligations under the long-term debt agreement that is described in Note 5 to these Notes to Unaudited Condensed Financial Statements; and (iii) its costs to operate the leased build-to-suit
manufacturing and quality control facility that is described in Note 8 to these Notes to Unaudited Condensed Financial Statements. To provide the maximum degree of financial flexibility and mitigate the abovementioned going concern risk, management’s near-term plans consider various potential opportunities to fund the Company’s future operations and/or modulate its liquidity needs, such as: (i) raising new capital through equity or debt financings or other sources, including the
“at-the-market
offering” program that is described in Note 7 to these Notes to Unaudited Condensed Financial Statements; (ii) amending the Company’s long-term debt agreement;
(iii) out-licensing the
rights to certain product candidates; (iv) entering into one or more collaborations to offset the costs of the leased manufacturing and quality control facility through third-party cash milestone and other payments; and (v) reducing spending on research and development activities and/or restructuring the Company’s operations. However, management may be unable to successfully execute any of the plans described above, or raise additional funds or enter into such other arrangements when needed on favorable terms, or at all.

2.	Summary of Significant Accounting Policies
Basis of presentation
The accompanying Unaudited Condensed Financial Statements have been prepared assuming that the Company will continue as a going concern and in accordance with (i) U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form
10-Q
and Article 8 of Regulation
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
10-Q
filings.
The Company’s fiscal year is the twelve-month period from July 1 to June 30. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the Company’s operating results for the full year ending June 30, 2022 or any subsequent interim period within that year.
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
The Company’s provision for income taxes was $20,000 and $41,000 for the three and six months ended December 31, 2020, respectively, which was entirely attributable to estimated interest and penalties on uncertain tax positions. There was no provision for income taxes during the three and six months ended December 31, 2021 because, among other things, the Company had no
uncertain tax positions in those reporting periods.
Net income or loss per share
Basic net income or loss per share is calculated by dividing net income or loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income or loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effects of common stock equivalents outstanding during the period, determined using the treasury stock method. For purposes of diluted net income or loss per share calculations, warrants to purchase the Company’s common stock, stock options, restricted stock awards, restricted stock units and performance service awards are considered to be common stock equivalents if they are dilutive. The dilutive impact of common stock equivalents for (i) the three and six months ended December 31, 2021 was approximately 0.1 million shares and 0.2 million shares, respectively, and (ii) the three and six months ended December 31, 2020 was approximately 0.3 million shares and 0.4 million shares, respectively. However, those common stock equivalents were excluded from the calculations of diluted net loss per share for all periods presented herein because their effects were anti-dilutive.
The common stock equivalents for the three and six months ended December 31, 2021 excluded certain warrants to purchase the Company’s common stock, which are described in Note 7 to these Notes to Unaudited Condensed Financial Statements, because the exercise price of such warrants was greater than the average market price of the Company’s common stock during the related periods.
New Accounting Pronouncements
Adopted during the six months ended December 31, 2021
Financial Instruments—Credit Losses
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
Stock Options
Information about the Company’s stock options that do not have performance conditions is provided below.

	Six Months Ended December 31,
	2021		2020
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	4,186	$7.69	3,846	$7.82
Granted	2,371	3.11	1,237	5.28
Exercised	(30)	3.07	(57)	3.55
Forfeited	(262)	4.22	(407)	4.43
Expired	(512)	11.25	(62)	10.23

Outstanding at the end of the period	5,753	$5.66	4,557	$7.45

Exercisable at the end of the period	2,710		2,690

Weighted average fair value of options granted during the period	$2.19		$3.81

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes stock option pricing model. Below are the assumptions that were used when estimating fair value for the periods indicated.

	Six Months Ended December 31,
Assumption	2021	2020
Dividend yield	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.00 to 6.25 years
Risk-free interest rate	0.80% to 1.35%	0.30% to 0.54%
Expected volatility	82.51%	82.60%
In addition to the stock option activity described above, the Company also granted 100,000 performance-based stock options to a senior officer during July 2019 with an exercise price of $3.91. That award: (i) was issued under the 2013 Equity and Incentive Plan; (ii) has a term of ten years; and (iii) includes six separate tranches with performance criteria that will each vest 25% upon their achievement, with the remaining 75% of the tranche vesting on a monthly basis over a period of three years subsequent to achieving the underlying performance objective (assuming continued service by the awardee). Each tranche represents one-sixth of
the total award. If any of the performance criteria are not satisfied, that corresponding tranche will be forfeited. As of December 31, 2021, one of the six performance criteria has been met and one criterion will likely never be met. The Company used a Black-Scholes stock option pricing model to estimate the grant date fair value of each option to be $2.58; however, determining the appropriate periodic share-based compensation expense for this award requires management to estimate the likelihood of the achievement of the performance targets.
Restricted Stock Units
During August 2019, 175,500 restricted stock units with a market-based vesting condition related to the trading price of the Company’s common stock were granted to certain employees under the 2013 Equity and Incentive Plan. Those awards had a weighted average grant date fair value of $2.56. Prior to June 30, 2020, the market condition embedded in the award was met. On August 15, 2021 and 2020, 54,500 and 76,500 restricted stock units vested and the underlying shares were issued to the grantees. A total of 44,500 restricted stock units were forfeited through August 15, 2021 and, subsequent to that date, no restricted stock units with market-based vesting conditions remain outstanding. The fair value of each restricted stock unit awarded was estimated on the grant date using a Monte Carlo simulation pricing model, which incorporated the probability of satisfying the related market-based vesting condition.
From May 2021 to July 2021, the Company granted 579,500 restricted stock units to certain employees under the 2013 Equity and Incentive Plan with a weighted average grant date fair value of $4.16. Those awards generally vest in equal amounts on each of the first and second anniversaries of the date of grant, assuming continuing service by the grantee. As of December 31, 2021, 111,000 restricted stock units have been forfeited. The fair value of each restricted stock unit awarded was determined based on the market value of the Company’s common stock on the date of grant and the related expense is being recognized using a graded vesting schedule that is aligned with the grantees’ vesting dates. No additional restricted stock unit awards are expected to be granted under this program.
Share-based compensation expense for the three and six months ended December 31, 2021 was $0.9 million and $1.8 million, respectively, compared to $0.6 million and $1.3 million for the three and six months ended December 31, 2020, respectively. The portion of such expense pertaining to stock options awarded to employees, nonemployee directors and consultants was $1.2 million for each of the six months ended December 31, 2021 and 2020. Share-based compensation expense pertaining to restricted stock awards and restricted stock units awarded to employees and consultants totaled $0.6 million and $0.1 million for the six months ended December 31, 2021 and 2020, respectively.

4.	Investments and Fair Values of Financial Instruments
Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy, which primarily seeks to maintain adequate liquidity and preserve capital. At June 30, 2021, the Company’s investments consisted of a held-to-maturity debt
security that matured in July 2021 (the $2.0 million amortized cost of that investment approximated its fair value on such date). The Company held no investments at December 31, 2021.
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

In thousands	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2021
Cash and cash equivalents	$72,771	$—	$—	$72,771

June 30, 2021
Cash and cash equivalents	$105,052	$—	$—	$105,052
Held-to-maturity investment (U.S. Treasury security)	2,000	—	—	2,000

Total assets	$107,052	$—	$—	$107,052

The Company’s financial instruments also include its variable-rate borrowing under a debt agreement that is described in Note 5 to these Notes to Unaudited Condensed Financial Statements. Management believes that the carrying amount of such debt (i.e., $20.3 million and $19.9 million at December 31, 2021 and June 30, 2021, respectively) reasonably approximates its fair value on those dates because the rate of interest on such borrowing reflects current market rates of interest for similar instruments with comparable maturities and risk profiles. This assessment primarily uses Level 2 inputs under the fair value hierarchy.

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
As of both December 31, 2021 and June 30, 2021, the variable contractual interest rate on the Term Loan was 9.75% per annum and the effective interest rate on the Term Loan was 13.26%. Prior to completing the loan amendment in May 2021, the effective interest rate on the Term Loan was 13.53%.
As of December 31, 2021, the Company was in full compliance with all covenants of the Amended Loan Agreement.

6.	Collaboration Agreements and Contract Liabilities
Bionic Sight, LLC
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
Under the agreement, AGTC made an initial $2.0 million payment for an equity interest of approximately 5% in Bionic Sight. During March 2020, the Company’s equity interest in Bionic Sight increased to approximately 15.5% in connection with (i) AGTC’s purchase of additional equity for $4.0 million and (ii) the conversion of certain AGTC-provided research and development support costs and in-kind contributions,
which aggregated approximately $2.2 million, to an equity interest in Bionic Sight, in each case, consistent with the provisions of the collaboration agreement. AGTC is not obligated to purchase additional equity in Bionic Sight or make any additional in-kind contributions
under the agreement. The Company recorded its initial investment in Bionic Sight using the equity method of accounting for investments. Upon receipt of additional equity in March 2020, management concluded that equity method accounting remained appropriate.
Otonomy, Inc.
During October 2019, the Company entered into a strategic collaboration agreement with Otonomy, Inc. (“Otonomy”) to co-develop
and
co-commercialize
an adeno-associated virus-based gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene (“GJB2”) – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately 30% of all genetic hearing loss cases. People with this mutation can have severe-to-profound
deafness in both ears that is identified in screening tests routinely performed on newborns. Under the collaboration agreement, the parties began equally sharing the program costs and any proceeds from potential licensing transactions in January 2020 and can include additional genetic hearing loss targets in the future. Effective January 1, 2022, the Otonomy collaboration agreement was amended to increase Otonomy’s responsibility for the overall development and commercialization of the program, which resulted in (i) a reduction in the Company’s share of future product development costs and (ii) the Company’s potential receipt of future payments, and royalties on any product sales in lieu of equal sharing of any potential profits or proceeds related to the program.
The Company concluded that the Otonomy collaboration agreement is within the scope of ASC Topic 808,
 Collaborative Arrangements
 (“Topic 808”), which defines collaborative arrangements and addresses the presentation of transactions between the parties in an entity’s statement of operations and the related disclosures. However, Topic 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company concluded that ASC Topic 730,
 Research and Development,
 should be applied by analogy to payments between the parties during the development activities. As such, payments made to or received from Otonomy for development activities are recorded as research and development expenses. For each of the six months ended December 31, 2021 and 2020, settlement activity between the parties under the Otonomy agreement had an immaterial effect on the Company’s research and development expenses.

Contract Liabilities
As of December 31, 2021 and June 30, 2021, accrued and other liabilities on the Company’s balance sheets included $449,000 and $374,000, respectively, of deferred revenue. The account balance at December 31, 2021 included $75,000 that was billed to a customer but remained uncollected as of such date. The corresponding uncollected account balance at June 30, 2021 was $225,000 (such amount was collected by the Company in July 2021). Management expects that $300,000 of the deferred revenue at December 31, 2021 will be recognized as revenue during the year ending June 30, 2022; however, management is unable to estimate when the Company will satisfy the performance obligations pertaining to its residual deferred revenue at December 31, 2021.

7.	Stockholders’ Equity
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
The warrants have an exercise price of $6.00 per share (subject to certain adjustments), are immediately exercisable and expire on February 1, 2026. The warrants are legally detachable from the common stock that was issued on February 1, 2021 and are separately exercisable by the warrant holders. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of December 31, 2021, none of the warrants have been exercised.
At-The-Market Offering Program
On April 2, 2021, the Company entered into a Controlled Equity Offering
SM
 Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) as sales agent to sell shares of the Company’s common stock, from time to time, through an “at-the-market offering” program
with an aggregate offering amount of up to
$50.0
million. Cantor is entitled to aggregate compensation equal to
3.0%

of the gross sales price of the shares sold through it pursuant to the Sales Agreement. During the six months ended December 31, 2021, the Company received net proceeds of
$143,000 from selling 55,580

shares of its common stock under the Sales Agreement; however, neither Cantor nor the Company is obligated to sell additional shares under this program in the future.

8.	Commitments and Contingencies
Lease Commitment
As of December 31, 2021, the Company had entered into a long-term real property lease agreement that has not yet commenced and, therefore, is not recorded on its balance sheets. This lease, which is discussed in Note 3 to the Notes to Financial Statements in the
2021 Form 10-K
under the
heading “Build-To-Suit Manufacturing and
Quality Control Facility in Alachua, Florida,”
requires non-cancelable undiscounted
future base rent payments aggregating
$26.8 million over twenty years

(assuming that the Company does not elect the early termination option). In connection with the new leased facility, the Company had financial commitments for equipment and shared building fit out costs of approximately $6 million as of December 31, 2021.
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
The worldwide
spread of COVID-19 led to
a global slowdown of economic activity and decreased demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities and precipitating many corporate bankruptcy filings. As a result of the
COVID-19
outbreak, the Company has experienced delays in enrollment of its clinical trials and may continue to see delays as the rise in
COVID-19
and/or related variants causes capacity constraints at various clinical trial sites. The Company could also experience delays resulting from critical follow-up visits required
under clinical trial protocols, which could increase the cost of those trials and also impact their expected timelines. Management’s ability to fully interpret the trial outcomes and the ability of certain lab-based employees to
perform their jobs
due to stay-at-home orders or
other restrictions
related to COVID-19 could also
result in delays and increase the Company’s operating expenses. Furthermore, third-party vendors, such as raw material suppliers and contract manufacturing, testing or research organizations, have also been impacted by COVID-19
and could continue to be impacted, which could result in unavoidable delays and/or increases in the Company’s operating costs.
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
The following discussion and analysis provides an overview of our financial condition as of December 31, 2021 and our results of operations for the three and six months ended December 31, 2021 and 2020. This discussion should be read in conjunction with the Unaudited Condensed Financial Statements and related notes included in this Quarterly Report on Form 10-Q,
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
Overview
We are a clinical-stage biotechnology company that uses our proprietary gene therapy platform technology to develop transformational genetic therapies for people suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have wholly owned clinical-stage programs in X-linked retinitis pigmentosa
(“XLRP”) and achromatopsia (“ACHM”) and an optogenetics program through our collaboration with Bionic Sight, LLC (“Bionic Sight”). Our preclinical pipeline includes a program in dry age-related macular degeneration
(“dAMD”), two programs targeting central nervous system (“CNS”) disorders, including frontotemporal dementia (“FTD”) and amyotrophic lateral sclerosis (“ALS”), and a program in otology through our collaboration with Otonomy, Inc. (“Otonomy”). With a number of important clinical milestones on the horizon, we believe that we are well positioned to advance multiple programs toward pivotal studies. In addition to our product pipeline, we have also developed broad technological and manufacturing capabilities utilizing both our internal scientific resources and through collaborations with others.
Since our inception, we have devoted substantially all of our resources to the development of our clinical and preclinical programs in ophthalmology, otology and CNS, including manufacturing product candidates in compliance with good manufacturing practices, preparing to conduct and conducting clinical trials of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily through public offerings of our common stock and warrants to purchase our common stock, private placements of our preferred stock, collateralized borrowing and collaborations. We have also been the recipient, either independently or with our collaborators, of grant funding administered through federal, state, and local governments and agencies and by patient advocacy groups such as The Foundation Fighting Blindness.
We have incurred losses from operations in each year since inception, except for fiscal year 2017, wherein we reported net income of $0.4 million due, in part, to profits from a collaboration agreement that was ultimately terminated in March 2019. For the six months ended December 31, 2021 and 2020, we reported net losses of $36.3 million and $30.8 million, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and general and administrative and other expenses associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities as we:

•	continue to conduct clinical trials for our XLRP and ACHM product candidates;

•	manufacture clinical trial materials and develop larger-scale manufacturing capabilities, including the lease of our new build-to-suit manufacturing and quality control facility;

•	continue to develop our gene therapy platform and expand our pipeline by investing in our preclinical product candidates, including those for:

•	additional orphan and non-orphan ophthalmology indications, such as dAMD and other retinal diseases; and

•	other inherited diseases in CNS and otology;

•	seek regulatory approval for our product candidates;

•	add personnel to support our scientific, collaboration, product development and commercialization efforts; and

•	continue to operate as a public company.
As of December 31, 2021, we had cash and cash equivalents totaling $72.8 million. We do not expect to generate revenue from product sales unless and until we successfully complete development of and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our available cash and cash equivalents will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs into calendar year 2023. We will require substantial additional funding to complete our XLRP Phase 2/3 (“Vista”) trial, move our ACHMB3 product candidate forward, obtain regulatory approval for our lead product candidates, build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, and execute our plan to open and operate a leased current Good Manufacturing Practices (“cGMP”) manufacturing and quality control facility. Also, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, acquisitions or other business development activities, or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates and continue our research and development efforts.
Program Updates and Recent Developments
AGTC-501
for the Treatment of XLRP
AGTC-501,
our lead gene therapy development program for the treatment of XLRP, uses an engineered adeno-associated virus (“AAV’) vector to insert a stabilized and functional copy of the Retinitis Pigmentosa GTSase Regulator (“RPGR”) gene into a patient’s photoreceptor cells.
AGTC-501
is comprised of a stabilized RPGR gene and a promoter that was specifically selected due to its ability to drive efficient gene expression in primate rods and cones, maintain photoreceptor function and delay disease progression in preclinical models of disease. In addition, published non-human
primate studies have demonstrated that AGTC’s proprietary AAV capsid has as much as twice the transfection efficiency in photoreceptors when compared to capsids used in competing programs.
We are currently conducting multiple clinical trials of
AGTC-501
that are intended to support the potential filing of a Biologics License Application (“BLA”). The Skyline trial is a 14 patient multi-site, Phase 2 trial in which patients are randomized to either a high or low dose of
AGTC-501
with the primary objective of identifying the proportion of treated eyes that demonstrate improvement from baseline in visual sensitivity and visual acuity as well as a patient’s ability to navigate a mobility maze more successfully under varying light and challenge conditions. The Skyline trial has the same overall design as the Vista clinical trial and is the first trial we are conducting that has the potential to demonstrate a correlation between visual sensitivity and visual acuity with a mobility maze, which is a key secondary/functional endpoint in the Vista trial. We completed enrollment in the Skyline trial in the first quarter of calendar year 2022 and plan to report
3-month
interim results for the Skyline trial in the second quarter of calendar year 2022.
The Vista trial is a multi-site, Phase 2/3 clinical trial expected to include approximately 60 patients randomized across three arms: a low-dose group (the
1.2E+11 vg/mL Group 2 dose from the ongoing Phase 1/2 and Skyline trials), a high-dose group (the 1.1E+12 vg/mL Group 5 dose from the ongoing Phase 1/2 and Skyline trials) and an untreated control group. The primary endpoint will be improvement in visual sensitivity, defined as having at least a 7 decibel increase in visual sensitivity in at least 5 pre-specified loci at
Month 12. Together with a third-party vendor, we have developed a machine learning algorithm based on the available microperimetry data from our Phase 1/2 dose escalation trial that, on a patient-by-patient basis, predicts
the loci most likely to improve through evaluation of baseline visual sensitivity. Secondary endpoints in the Vista trial include mean change in visual sensitivity, improvements in visual acuity and performance on the mobility maze as well as structural improvements in retinal health as measured by changes in the ellipsoid zone (the “EZ”), a defined region within the photoreceptor layer of the retina that degenerates over time and is eventually lost in patients with XLRP. We plan to complete a masked interim analysis, with the data expected to be released in the first half of calendar year 2023. The interim analysis, together with data from the Phase 1/2 and Skyline trials, may provide us with the opportunity to discuss with the United States Food and Drug Administration (the “FDA”) potential adjustments to the Vista trial, if necessary, that may accelerate a potential BLA filing or optimize the outcome of the trial.
To date, we have released a significant amount of preclinical and clinical data that we believe demonstrate both the safety and biological activity of
AGTC-501.
Most recently, in September 2021, Dr. Paul Yang, Assistant Professor of Ophthalmology at the Casey Eye Institute, Oregon Health & Science University and one of our study investigators, presented data from the ongoing Phase

1/2 trial at the Fourteenth International Symposium on Retinal Degeneration showing that certain baseline characteristics of the EZ were highly predictive of improved outcomes after treatment. Specifically, the data showed a statistically significant association between improvements in visual sensitivity as measured by MAIA and improvements in retinal health as measured by improvement in the EZ in dose Groups 4 to 6. We incorporated these findings into the inclusion/exclusion criteria for the Skyline and Vista clinical trials.
Given the activity and safety data generated to date, we believe that
AGTC-501
is a potential
best-in-class product
candidate that may provide significant benefits to patients with XLRP. We expect to achieve the following milestones, subject to any continuing impact of the
COVID-19
pandemic:

•	provide 3-month interim Skyline trial results in the second quarter of calendar year 2022;

•	provide 24-month results from the ongoing Phase 1/2 clinical trial in the third quarter of calendar year 2022;

•	provide 12-month Skyline trial results in the first quarter of calendar year 2023; and

•	provide interim Vista trial results in the first half of calendar year 2023.
AGTC-401
and
AGTC-402
for the Treatment of ACHM
We have two gene therapy product candidates in development to treat ACHM. The product candidates use the same engineered AAV vector to insert a stabilized and functional copy of the Cyclic Nucleotide Gated Channel Subunit Beta 3 (CNGB3) gene in the case of
AGTC-401
and a stabilized and functional copy of the Cyclic Nucleotide Gated Channel Subunit Alpha 3 (CNGA3) gene in the case of
AGTC-402.
The product candidates use the same proprietary cone-specific promoter that was designed to maximize gene expression into a patient’s photoreceptor cells. We chose the promoter based on data from preclinical studies that demonstrated an ability to drive efficient gene expression in all three types of primate cone photoreceptors and restore cone photoreceptor function in dog, mouse and sheep models of ACHM.
We are currently conducting two Phase 1/2 clinical trials in ACHM patients at multiple clinical sites that specialize in inherited retinal diseases. The primary objective of these trials is to identify a well-tolerated dose that provides clinical benefit to patients. To date, we have enrolled a total of 31 adult and pediatric patients into the ACHMB3 trial and 24 adult and pediatric patients in the ACHMA3 trial and do not currently plan to enroll any additional patients in either trial. We have data from a portion of the patients in these trials up to 24 months after treatment, including our most recent release in February 2022 of
3-month
data for the two highest dose groups of ACHMB3 and ACHMA3 pediatric patients that also included updated adult safety data. These data are consistent with the data previously released in adult and pediatric ACHMB3 and ACHMA3 patients.
In the Phase 1/2 dose escalation study of
AGTC-401
in ACHMB3 patients, a total of 21 adults were treated over a
100-fold
dose range in five groups and a total of 10 pediatric patients were treated at the three highest dose groups. Secondary outcome measures evaluating efficacy were assessed by standard visual function tests, such as perimetry. We defined two pediatric patients (17 and 7 years old) in the 1.1E+12 vg/mL dose group as responders based on improvements in visual sensitivity. Therefore, of the three adults and four children (total n=7) in the 1.1E+12 vg/mL dose group, four (>50%) are responders based on improvements in visual sensitivity. These patients also had improvements in quality of life as measured by a patient reported outcome survey developed specifically for patients with ACHM.
The two other pediatric patients in the 1.1E+12 vg/mL dose group and three pediatric patients ages 7 years and younger in the 3.2E+12 vg/mL dose group (total n=5) could not sufficiently concentrate and consistently complete the visual sensitivity testing. Similar to other trials where endpoints are adapted for young children, we plan to work closely with clinicians and regulators to develop potential adaptations for younger patients for visual sensitivity testing. Despite their inability to complete the tests, we received anecdotal feedback from certain patients that indicate improvements in visual sensitivity. Based on the totality of data generated to date, we believe that the 1.1E+12 vg/mL dose is well tolerated and provides clinical benefit in both adult and pediatric patients.
Subject to receiving feedback from the FDA at an
End-of-Phase
2 meeting planned for the first half of calendar year 2022, we intend to advance the clinical development of
AGTC-401.
Our plan is based on the favorable risk benefit profile of the 1.1E+12 vg/mL dose, which had a generally safe and well tolerated safety profile across all patients and signs of biologic response based on improvements in visual sensitivity and other measures of visual function.
We also reported updated interim
3-month
pediatric results and adult and pediatric safety results for the 24 patients enrolled in a parallel study of
AGTC-402
targeting CNGA3 mutations in patients with ACHMA3. Data from the five pediatric patients in the two highest dose groups are consistent with previously reported results, indicating no evidence of clinical improvements, and do not support further clinical development. Most patients with CNGA3 mutations express a mutant protein that is not typically found in patients with CNGB3 mutations, which we believe may have impacted the results seen in patients that received
AGTC-402.
We will continue to follow the ACHMA3 patients for long-term safety observations.
As previously reported, in both the ACHMB3 and ACHMA3 trials, treatment with the highest dose (3.2 E+12vg/ml) of
AGTC-401
and
AGTC-402,
respectively, led to three cases of severe ocular inflammation in pediatric patients, which were reported as Suspected Unexpected Serious Adverse Reactions, or SUSARs. No new additional SUSARs in any adult or pediatric patients have been reported and the inflammation in all previously reported SUSARs improved with an adjusted steroid regimen. Two SUSARs (one in ACHMA3 and one in ACHMB3) have since fully resolved and one (ACHMA3) continues to resolve, with all three patients’ best corrected visual acuity returning to baseline. Importantly, we did not see any comparable inflammation in any of our XLRP clinical trials.
Build-To-Suit Manufacturing
and Quality Control Facility in Alachua, Florida
In May 2021, we signed
a 20-year lease
for
a build-to-suit 21,250
square foot cGMP manufacturing and quality control facility adjacent to our existing Florida facility to prepare for late-stage development of our XLRP and ACHM programs. Leasing this cGMP facility is part of our strategy to enable more rapid filing of a BLA and commercial launch of our XLRP candidate upon potential FDA approval. The cGMP facility is also expected to support more rapid advancement of our product pipeline while providing supply chain redundancy, reducing manufacturing risk and enhancing quality controls. We anticipate that the build-out of
the new manufacturing and quality control facility will be completed during the second half of calendar year 2022.
Additional information regarding our new cGMP manufacturing and quality control facility can be found in Note 8 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q
under the heading “Lease Commitment.”
Strategic Collaborations and Preclinical Pipeline
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
Otonomy
During October 2019, we entered into a strategic collaboration agreement with Otonomy to co-develop and co-commercialize an
AAV-based
gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene (“GJB2”) – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately 30% of all genetic hearing loss cases. Patients with this mutation can have severe-to-profound deafness in
both ears that is identified in screening tests routinely performed in newborns. Under the collaboration agreement, the parties began equally sharing the program costs and any proceeds from potential licensing transactions in January 2020 and can include additional genetic hearing loss targets in the future. Effective January 1, 2022, we amended the Otonomy collaboration agreement to increase Otonomy’s responsibility for the overall development and commercialization of the program, which resulted in (i) a reduction in our share of future product development costs and (ii) our potential receipt of future payments, and royalties on any product sales in lieu of equal sharing of any potential profits or proceeds related to the program.
We and Otonomy announced promising preclinical data at the American Society of Gene and Cell Therapy meeting in May 2021, demonstrating the rescue of hearing loss and cochlear morphology in two independent mouse models. Collectively, we are conducting investigational new drug (“IND”)-enabling activities based on pre-IND meeting
feedback from the FDA, with an IND filing anticipated in the first half of calendar year 2023.

Additional information regarding the Bionic Sight and Otonomy collaborative agreements can be found in Note 6 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
Preclinical Pipeline
We also have three wholly-owned product candidates in preclinical testing, including
AGTC-701
for the treatment of dAMD,
AGTC-601
for the treatment of FTD and
AGTC-801
for the treatment of ALS.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on
Form 10-Q is
based on our financial statements, which have been prepared assuming that the Company will continue as a going concern and in accordance with (i) U.S. generally accepted accounting principles for interim financial information and (ii) the instructions to
Form 10-Q and
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
During the six months ended December 31, 2021, there were no significant changes to our critical accounting policies and estimates. For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimations and which could, if different judgments or estimates were made, materially affect our reported results of operations, financial position and cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the
2021 Form 10-K.
New Accounting Pronouncements
Refer to Note 2 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form
10-Q
for further information about recently issued accounting standards.
Financial Operations Review
Revenue
We generate revenue primarily through: (i) collaboration agreements; (ii) sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates; (iii) federal research and development grant programs; and (iv) licensing arrangements. However, we did not recognize any revenue during the three and six months ended December 31, 2021 or the same periods in the prior year. In the future, we may generate revenue from product sales (if any products are approved), license fees, milestone payments, development services, research and development grants, or from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property.
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
Research and development expenses
Research and development expenses consist primarily of costs incurred for the development of our product candidates and include:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•	expenses incurred under agreements with academic research centers, contract research organizations and investigative sites that conduct our clinical trials;

•	license and sublicense fees and collaboration expenses;

•	costs of acquiring, developing and manufacturing clinical trial materials; and

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.
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
Changes in any of these variables over time with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in or execution of any of our clinical trials, which could be adversely impacted by the
COVID-19
pandemic, we could be required to expend significant additional financial resources and time on the completion of clinical trial activities and development of our product candidates.
From our inception and through December 31, 2021, we have incurred approximately $309.4 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates, explore potential applications of our gene therapy platform in other indications and execute our plan to open and operate a leased cGMP manufacturing and quality control facility.
General and administrative and other expenses
General and administrative and other expenses primarily consist of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, legal, business development, finance and human resource functions. Other general and administrative expenses include costs to support employee training and development, board of directors’ costs, depreciation, insurance, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, patent-related expenses, and accounting, investor relations, corporate communications and information technology services. We anticipate that our general and administrative and other expenses will continue to increase in the future as we hire additional employees to support our research and development efforts, collaboration arrangements, and the potential commercialization of our product candidates, if approved. Additionally, if and when we believe that regulatory approval of our first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of any such product candidate. Our general and administrative expenses are also expected to increase as we execute our plan to open and operate a leased cGMP manufacturing and quality control facility.

Investment income, net
Investment income, net consists of interest earned on cash and cash equivalents and held-to-maturity investments in
debt securities. During the three and six months ended December 31, 2021, investment income, net declined by $23,000 and $81,000, respectively, when compared to the same periods in the prior year, primarily due to a smaller investment portfolio in the current period.
Interest expense
Interest expense during the three and six months ended December 31, 2021 increased by $0.3 million and $0.7 million, respectively, when compared to the same periods in the prior year. These increases were primarily due to higher average outstanding balances under our collateralized term loan agreement during the 2021 periods. Additional information regarding our long-term loan agreement can be found in Note 5 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
Provision for income taxes
The provision for income taxes was $20,000 and $41,000 during the three and six months ended December 31, 2020, which was entirely attributable to estimated interest and penalties on uncertain tax positions. There was no provision for income taxes during the three and six months ended December 31, 2021 because, among other things, the Company had no uncertain tax positions during those reporting periods.
Results of Operations
Comparison of the three months ended December 31, 2021 and 2020
Research and development expenses
The table below summarizes our research and development expenses by product candidate or program for the periods indicated.

	Three Months Ended December 31,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
External research and development expenses:
XLRP	$4,450	$4,869	$(419)	(9)%
ACHM	1,098	1,212	(114)	(9)%
XLRS	13	59	(46)	(78)%
Research and discovery programs	2,289	516	1,773	>100%

Total external research and development expenses	7,850	6,656	1,194	18%

Internal research and development expenses:
Employee-related costs	4,214	3,193	1,021	32%
Share-based compensation	459	269	190	71%
Other	1,931	1,693	238	14%

Total internal research and development expenses	6,604	5,155	1,449	28%

Total research and development expenses	$14,454	$11,811	$2,643	22%

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
Research and development expenses for the three months ended December 31, 2021 and 2020 were $14.5 million and $11.8 million, respectively, an increase of $2.6 million, or 22%. The increase was primarily attributable to:

•
$1.8 million of increased external spending for our research and discovery programs, which was primarily due to planned material production costs in connection with our preclinical CNS program targeting FTD;

•	$1.0 million of higher employee-related costs that were primarily attributable to new employees that were hired in connection with our strategic operating plans;

•	$0.9 million of increased external spending for our Skyline trial due to planned clinical activities; and

•	$0.2 million of higher share-based compensation costs that were primarily due to restricted stock units granted to certain employees from May 2021 to July 2021 (the “2021 RSUs”).
Such increases were partially offset by $1.3 million of lower external spending for our Vista trial, which was primarily due to a year-over-year reduction in manufacturing activities for clinical trial materials. The decrease of $0.1 million in ACHM expenses was primarily due to reduced site activity as our two clinical studies have progressed to a point where they are no longer processing new site activations or enrolling new study participants. Additionally, there was a nominal decrease in research and development expenses in connection with the wind-down of our X-linked retinoschisis, or XLRS,
program.
General and administrative and other expenses
The table below summarizes our general and administrative and other expenses for the periods indicated.

	Three Months Ended December 31,		Increase (Decrease)	% Increase (Decrease)
In thousands	2021	2020
Employee-related costs	$1,367	$1,195	$172	14%
Share-based compensation	487	355	132	37%
Legal and professional fees	164	365	(201)	(55)%
Other	1,971	1,389	582	42%

Total general and administrative and other expenses	$3,989	$3,304	$685	21%

General and administrative and other expenses for the three months ended December 31, 2021 and 2020 were $4.0 million and $3.3 million, respectively, an increase of $0.7 million, or 21%. Such increase was primarily due to: (i) compensation for new employees; (ii) incremental share-based compensation costs for the 2021 RSUs; and (iii) higher operating and business development costs pertaining to our recurring operations as we execute our strategic plans. Lower legal fees during the three months ended December 31, 2021 were due to reduced use of external legal counsel. Total general and administrative and other expenses for the three months ended December 31, 2021 were consistent with those for the three months ended September 30, 2021.
Comparison of the six months ended December 31, 2021 and 2020
Research and development expenses
The table below summarizes our research and development expenses by product candidate or program for the periods indicated.

	Six Months Ended December 31,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
External research and development expenses:
XLRP	$9,101	$8,729	$372	4%
ACHM	1,891	2,850	(959)	(34)%
XLRS	86	152	(66)	(43)%
Research and discovery programs	3,127	1,017	2,110	>100%

Total external research and development expenses	14,205	12,748	1,457	11%

Internal research and development expenses:
Employee-related costs	7,930	6,415	1,515	24%
Share-based compensation	890	586	304	52%
Other	3,754	3,688	66	2%

Total internal research and development expenses	12,574	10,689	1,885	18%

Total research and development expenses	$26,779	$23,437	$3,342	14%

Research and development expenses for the six months ended December 31, 2021 and 2020 were $26.8 million and $23.4 million, respectively, an increase of $3.3 million, or 14%. The increase was primarily attributable to:

•
$2.1 million of increased external spending for our research and discovery programs, which was primarily due to planned material production costs in connection with our preclinical CNS program targeting FTD;

•	$1.7 million of increased external spending for our Skyline trial due to planned clinical activities;

•	$1.5 million of higher employee-related costs that were primarily attributable to new employees that were hired in connection with our strategic operating plans; and

•	$0.3 million of higher share-based compensation costs that were primarily due to the 2021 RSUs.
Such increases were partially offset by $1.2 million and $0.1 million of lower external spending for our Vista and ongoing XLRP Phase 1/2 trials, respectively. The decline in the Vista expenses was primarily due to a year-over-year reduction in manufacturing activities for clinical trial materials. The decrease of $1.0 million in ACHM expenses was primarily due to reduced site activity as our two clinical studies have progressed to a point where they are no longer processing new site activations or enrolling new study participants. Additionally, there was a nominal decrease in research and development expenses in connection with XLRS program.
General and administrative and other expenses
The table below summarizes our general and administrative and other expenses for the periods indicated.

	Six Months Ended December 31,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
Employee-related costs	$2,588	$2,434	$154	6%
Share-based compensation	866	684	182	27%
Legal and professional fees	586	909	(323)	(36)%
Other	4,049	2,713	1,336	49%

Total general and administrative and other expenses	$8,089	$6,740	$1,349	20%

General and administrative and other expenses for the six months ended December 31, 2021 and 2020 were $8.1 million and $6.7 million, respectively, an increase of $1.3 million, or 20%. Such increase was primarily due to: (i) compensation for new employees; (ii) incremental share-based compensation costs for the 2021 RSUs; and (iii) higher operating and business development costs pertaining to our recurring operations as we execute our strategic plans. Lower legal fees during the six months ended December 31, 2021 were due to reduced use of external legal counsel. Total general and administrative and other expenses for the six months ended December 31, 2021 were consistent with those for the six months ended June 30, 2021.
Liquidity and Capital Resources
We have incurred cumulative losses and negative cash flows from operations since our inception and, as of December 31, 2021, we had an accumulated deficit of $275.5 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development expenses and general and administrative and other expenses will continue to increase and, as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
Most recently, we received: (i) net proceeds of $143,000 in November 2021 from selling our common stock through an
“at-the-market
offering” program that is described in Note 7 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form
10-Q;
(ii) $9.9 million of loan proceeds, net of debt discounts, in May 2021; and (iii) net proceeds of $69.3 million in February 2021 from the underwritten public offering that is described in Note 7 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
Among other things, the May 2021 loan proceeds are expected to partially fund certain equipment and shared building fit out costs, as well as new employee hires, in connection with our lease and operation of a cGMP build-to-suit
manufacturing and quality control facility in Alachua, Florida. Importantly, through a tenant improvement allowance and tiered rental rates, we have structured our third-party leasing costs for this facility in a way that will not significantly impact our cash runway until the fiscal year ending June 30, 2024. Additional information regarding our long-term loan agreement and new manufacturing and quality control facility can be found in Notes 5 and 8, respectively, to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
We are closely monitoring ongoing developments in connection with the COVID-19 pandemic,
which may negatively impact our projected cash position and access to capital. We will continue to assess our cash position and, if circumstances warrant, make appropriate adjustments to our operating plan.
Cash in excess of immediate requirements is invested in accordance with our investment policy, which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within twelve months. As of December 31, 2021, our cash and cash equivalents were held in bank accounts and money market funds.

Cash flows
The table below sets forth the primary sources and uses of cash for the periods indicated.

	Six Months Ended December 31,		Increase	% Increase
In thousands	2021	2020	(Decrease)	(Decrease)
Cash provided by (used in):
Operating activities	$(33,493)	$(26,308)	$(7,185)	(27)%
Investing activities	1,048	7,027	(5,979)	(85)%
Financing activities	164	(74)	238	>100%

Net decrease in cash and cash equivalents	$(32,281)	$(19,355)	$(12,926)	67%

Operating activities.
For both the six months ended December 31, 2021 and 2020, cash used in operating activities was primarily the result of research and development expenses and general and administrative and other expenses incurred in conducting normal business operations. Specifically, the cash used in operating activities of $33.5 million during the six months ended December 31, 2021 was due to a net loss of $36.3 million and unfavorable changes in our operating assets and liabilities of $0.4 million, partially offset by non-cash items
in our statement of operations of $3.2 million. The cash used in operating activities of $26.3 million during the six months ended December 31, 2020 was due to a net loss of $30.8 million, partially offset by non-cash items in
our statement of operations of $2.4 million and favorable changes in our operating assets and liabilities of $2.1 million.
Investing activities.
Cash provided by investing activities of $1.0 million during the six months ended December 31, 2021 consisted primarily of cash proceeds of $2.0 million from maturities of investments, partially offset by purchases of property and equipment of $0.8 million and intellectual property costs of $0.1 million. Cash provided by investing activities of $7.0 million during the six months ended December 31, 2020 consisted primarily of cash proceeds of $27.0 million from maturities of investments, net of investment purchases of $19.0 million, partially offset by purchases of property and equipment of $0.8 million and intellectual property costs of $0.2 million.
Financing activities.
Cash provided by financing activities of $0.2 million during the six months ended December 31, 2021 consisted of proceeds from issuances of our common stock, net of issuance costs, and exercises of common stock options, partially offset by (i) payments for taxes related to equity awards and (ii) principal payments on a finance lease. Cash used in financing activities of $0.1 million during the six months ended December 31, 2020 consisted of (i) payments for deferred financing fees and taxes related to equity awards and (ii) principal payments on a finance lease, partially offset by proceeds from exercises of common stock options.
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
We believe that our available cash and cash equivalents, which totaled $72.8 million on December 31, 2021, will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs into calendar year 2023. However, we will require substantial additional funding to: (i) finish our Vista trial; (ii) move our ACHMB3 product candidate forward; (iii) complete the process necessary to seek regulatory approval for our lead product candidates; (iv) build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved; and (v) execute our plan to open and operate a leased cGMP manufacturing and quality control facility.
To provide the maximum degree of financial flexibility, we may consider various potential opportunities to fund future operations and/or modulate liquidity needs including: (i) raising new capital through equity or debt financings or other sources, including our
“at-the-market
offering” program; (ii) amending our long-term debt agreement;
(iii) out-licensing
the rights to certain of our product candidates; (iv) entering into one or more collaborations to offset the costs of our leased manufacturing and quality control facility; and (v) reducing our expenditures on research and development activities and/or restructuring our operations. However, we may be unable to successfully execute any of the plans described above, or raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. Additional information regarding our liquidity and related matters can be found in Note 1 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q
under the heading ”Liquidity and Financial Condition.”

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
and
15d-15e
under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2021.

b)	Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in
Rules 13a-15f and 15d-15f under
the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
10-K”)
for information regarding our risk factors. Except as noted below, there have been no material changes in the risk factors included in the 2021 Form
10-K.
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
We may be forced to amend, delay, limit, reduce or terminate the scope of our clinical and preclinical programs and/or limit or cease our operations if we are unable to obtain additional funding. As of December 31, 2021, we had cash and cash equivalents totaling $72.8 million. We believe that there is presently insufficient funding available to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs for a period exceeding 12 months from the date of filing this Quarterly Report on Form
10-Q.
During such
12-month
period, our future liquidity needs will be primarily based on the: (i) success and progression of our product candidates; (ii) repayment obligations under our long-term debt agreement; and (iii) costs to operate our leased build-to-suit
manufacturing and quality control facility. We will also require substantial additional funding to: (i) finish our Vista trial; (ii) move our ACHMB3 product candidate forward; (iii) complete the process necessary to seek regulatory approval for our lead product candidates; and (iv) build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved. To provide the maximum degree of financial flexibility, we may consider various potential opportunities to fund future operations and/or modulate liquidity needs, including: (i) raising new capital through equity or debt financings or other sources, including our
“at-the-market
offering” program; (ii) amending our long-term debt agreement;
(iii) out-licensing
the rights to certain of our product candidates; (iv) entering into one or more collaborations to offset the costs of our leased manufacturing and quality control facility; and (v) reducing our expenditures on research and development activities and/or restructuring our operations. However, we may be unable to successfully execute any of the plans described above, or raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and would jeopardize our ability to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern.
Additional information regarding our ability to continue as a going concern can be found in Note 1 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q
under the heading ”Liquidity and Financial Condition.”

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

10.1#	Employment Agreement, dated as of October 14, 2021, by and between the Company and Susan Schneider (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2021 (File No. 001-36370))

10.2#	Employment Agreement, dated November 9, 2021, by and between the Company and Jonathan Lieber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 12, 2021 (File No. 001-36370))

10.3*#	Employment Agreement, dated November 6, 2021, by and between the Company and Hope R. D’Oyley-Gay

10.4*#	Employment Agreement, dated November 15, 2021, by and between the Company and Abraham Scaria

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber, Chief Financial Officer

Date: February 14, 2022