Form 10-Q
period 2022-03-31
APPLIED GENETIC TECHNOLOGIES CORP
filed 2022-05-16
CIK 1273636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-36370

APPLIED GENETIC
TECHNOLOGIES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3553710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
14193 NW 119
th
Terrace, Suite 10, Alachua, Florida 32615
(Address of Principal Executive Offices) (Zip Code)
(386)
462-2204
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of May 12, 2022 was 50,731,903.

APPLIED GENETIC TECHNOLOGIES CORPORATION
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

In thousands, except per share data	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$67,849	$105,052
Investments	—	2,000
Prepaid and other current assets	2,678	2,655

Total current assets	70,527	109,707
Property and equipment, net	4,244	4,658
Intangible assets, net	1,381	1,287
Investment in Bionic Sight, LLC	7,884	8,000
Right-of-use assets - operating leases	3,029	3,167
Right-of-use asset - financing lease	—	34
Other assets	126	113

Total assets	$87,191	$126,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,561	$1,879
Accrued and other liabilities	11,946	14,500
Lease liabilities - operating	1,232	1,116
Lease liability - finance	—	38
Current portion of long-term debt	9,070	2,181

Total current liabilities	25,809	19,714
Lease liabilities - operating, net of current portion	2,900	3,418
Long-term debt, net of debt discounts and deferred financing fees	11,358	17,727
Other liabilities	97	299

Total liabilities	40,164	41,158

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 150,000 shares authorized; 50,786 and 42,835 shares issued; 50,732 and 42,794 shares outstanding at March 31, 2022 and June 30, 2021, respectively	51	43
Additional paid-in capital	337,058	325,245
Treasury stock at cost; 54 and 41 shares at March 31, 2022 and June 30, 2021, respectively	(256)	(211)
Accumulated deficit	(289,826)	(239,269)

Total stockholders’ equity	47,027	85,808

Total liabilities and stockholders’ equity	$87,191	$126,966

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands, except per share data	2022	2021	2022	2021
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	9,162	10,960	35,941	34,397
General and administrative and other	4,421	3,528	12,510	10,268

Total operating expenses	13,583	14,488	48,451	44,665

Loss from operations	(13,583)	(14,488)	(48,451)	(44,665)

Other income (expense), net:
Investment income, net	9	13	21	106
Interest expense	(667)	(330)	(2,011)	(997)

Total other income (expense), net	(658)	(317)	(1,990)	(891)

Loss before provision for income taxes	(14,241)	(14,805)	(50,441)	(45,556)
Provision for income taxes	—	21	—	62

Loss before equity in net losses of an affiliate	(14,241)	(14,826)	(50,441)	(45,618)
Equity in net losses of an affiliate	(53)	(25)	(116)	(75)

Net loss	$(14,294)	$(14,851)	$(50,557)	$(45,693)

Weighted average shares outstanding:
Basic	43,639	36,751	43,112	29,431
Diluted	43,639	36,751	43,112	29,431
Net loss per common share:
Basic	$(0.33)	$(0.40)	$(1.17)	$(1.55)
Diluted	$(0.33)	$(0.40)	$(1.17)	$(1.55)
The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balances at June 30, 2021	42,794	$43	41	$(211)	$325,245	$(239,269)	$85,808
Share-based compensation expense	—	—	—	—	810	—	810
Shares issued under employee plans and related share repurchases	65	—	13	(45)	71	—	26
Net loss	—	—	—	—	—	(17,119)	(17,119)

Balances at September 30, 2021	42,859	43	54	(256)	326,126	(256,388)	69,525
Issuance of common stock, net of issuance costs	56	—	—	—	143	—	143
Share-based compensation expense	—	—	—	—	946	—	946
Shares issued under employee plans and related share repurchases	6	—	—	—	20	—	20
Net loss	—	—	—	—	—	(19,144)	(19,144)

Balances at December 31, 2021	42,921	43	54	(256)	327,235	(275,532)	51,490
Issuance of common stock, net of issuance costs	7,690	8	—	—	8,938	—	8,946
Share-based compensation expense	—	—	—	—	843	—	843
Shares issued under employee plans and related share repurchases	121	—	—	—	42	—	42
Net loss	—	—	—	—	—	(14,294)	(14,294)

Balances at March 31, 2022	50,732	$51	54	$(256)	$337,058	$(289,826)	$47,027

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances at June 30, 2020	25,793	$25	20	$(88)	$252,519	$(181,440)	$71,016
Share-based compensation expense	—	—	—	—	646	—	646
Shares issued under employee plans and related share repurchases	67	—	21	(123)	43	—	(80)
Net loss	—	—	—	—	—	(15,380)	(15,380)

Balances at September 30, 2020	25,860	25	41	(211)	253,208	(196,820)	56,202
Share-based compensation expense	—	—	—	—	624	—	624
Shares issued under employee plans and related share repurchases	45	—	—	—	158	—	158
Net loss	—	—	—	—	—	(15,462)	(15,462)

Balances at December 31, 2020	25,905	25	41	(211)	253,990	(212,282)	41,522
Issuance of common stock and accompanying warrants, net of issuance costs	16,742	17	—	—	69,244	—	69,261
Share-based compensation expense	—	—	—	—	595	—	595
Shares issued under employee plans and related share repurchases	108	—	—	—	473	—	473
Net loss	—	—	—	—	—	(14,851)	(14,851)

Balances at March 31, 2021	42,755	$42	41	$(211)	$324,302	$(227,133)	$97,000

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
In thousands	2022	2021
Operating activities:
Net loss	$(50,557)	$(45,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,599	1,865
Expense for shares of common stock issued to a vendor	27	—
Depreciation and amortization	1,130	1,123
Investment discount accretion, net	—	(10)
Amortization of debt discounts and deferred financing fees	520	252
Reduction in the carrying amount of operating lease right-of-use assets	381	264
Equity in net losses of an affiliate	116	75
Changes in operating assets and liabilities:
Prepaid and other assets	(36)	975
Accounts payable	1,569	571
Operating lease liabilities	(645)	(516)
Accrued and other liabilities	(2,594)	3,356

Cash used in operating activities	(47,490)	(37,738)

Investing activities:
Purchases of property and equipment	(900)	(987)
Purchases of and capitalized costs related to intangible assets	(254)	(363)
Maturities of investments	2,000	41,500
Purchases of investments	—	(20,992)

Cash provided by investing activities	846	19,158

Financing activities:
Proceeds from the issuance of common stock and accompanying warrants, net of issuance costs	9,391	69,261
Proceeds from exercises of common stock options	133	674
Payments for deferred financing fees	—	(129)
Taxes paid related to equity awards	(45)	(123)
Principal payments on a finance lease	(38)	(35)

Cash provided by financing activities	9,441	69,648

Net increase (decrease) in cash and cash equivalents	(37,203)	51,068
Cash and cash equivalents, beginning of the period	105,052	38,463

Cash and cash equivalents, end of the period	$67,849	$89,531

Supplemental non-cash information:
Costs for purchases of property and equipment included in accounts payable	$82	$—
Costs for intangible assets included in accrued and other liabilities	14	27
Right-of-use assets obtained in exchange for new operating lease liabilities	243	—
The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Operations
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
Liquidity and Financial Condition

As of March 31, 2022, the Company had (i) an accumulated deficit of $289.8 million and (ii) cash and cash equivalents of $67.8 million. Management believes that there is presently insufficient funding available to allow the Company to generate data from its ongoing and planned clinical programs and fund currently planned research and discovery programs for a period exceeding one year from the date of this filing with the Securities and Exchange Commission. While the Company expects to generate some revenue from collaborations, sponsored research agreements, grants and licensing of its intellectual property, management believes that the Company will incur losses and generate negative operating cash flows for the foreseeable future. As such, these circumstances collectively raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying Unaudited Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has funded its operations to date primarily through public offerings of its common stock and warrants to purchase its common stock, private placements of its preferred stock, collateralized borrowing and collaborations.
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
10-Q
filings.
The Company’s fiscal year is the twelve-month period from July 1 to June 30. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the Company’s operating results for the full year ending June 30, 2022 or any subsequent interim period within that year.
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
The Company’s provision for income taxes was $21,000 and $62,000 for the three and nine months ended March 31, 2021, respectively, which was entirely attributable to estimated interest and penalties on uncertain tax positions. There was no provision for income taxes during the three and nine months ended March 31, 2022 because, among other things, the Company had no uncertain tax positions in those reporting periods.
Net income or loss per share
Basic net income or loss per share is calculated by dividing net income or loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income or loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effects of common stock equivalents outstanding during the period, determined using the treasury stock method. For purposes of diluted net income or loss per share calculations, warrants to purchase the Company’s common stock, stock options, restricted stock awards, restricted stock units and performance service awards are considered to be common stock equivalents if they are dilutive. The dilutive impact of common stock equivalents for each of the (i) three and nine months ended March 31, 2022 was approximately 0.1 million shares and (ii) three and nine months ended March 31, 2021 was approximately 0.4 million shares. However, those common stock equivalents were excluded from the calculations of diluted net loss per share for all periods presented herein because their effects were anti-dilutive.
Common stock equivalents for the three and nine months ended March 31, 2022 and 2021 excluded certain warrants to purchase the Company’s common stock, which are described in Note 7 to these Notes to Unaudited Condensed Financial Statements, because the exercise price of such warrants was greater than the average market price of the Company’s common stock during the related periods.
New Accounting Pronouncements
Adopted during the nine months ended March 31, 2022
Financial Instruments—Credit Losses
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
Stock Options
Information about the Company’s stock options that do not have performance conditions is provided below.

	Nine Months Ended March 31,
	2022		2021
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,186	$7.69	3,846	$7.82
Granted	2,444	3.07	1,280	5.26
Exercised	(150)	0.89	(165)	4.10
Forfeited	(339)	4.13	(539)	4.38
Expired	(602)	10.82	(87)	10.29

Outstanding at the end of the period	5,539	$5.71	4,335	$7.58

Exercisable at the end of the period	2,680		2,757

Weighted average fair value of options granted during the period	$2.17		$3.79

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes stock option pricing model. Below are the assumptions that were used when estimating fair value for the periods indicated
.

	Nine Months Ended March 31,
Assumption	2022	2021
Dividend yield	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.00 to 6.25 years
Risk-free interest rate	0.80% to 1.80%	0.30% to 1.08%
Expected volatility	82.51%	82.60%

In addition to the stock option activity described above, the Company also granted 100,000 performance-based stock options to an
officer
during July 2019 with an exercise price of $3.91. That award: (i) was issued under the 2013 Equity and Incentive Plan; (ii) has a term of ten years; and (iii) includes six separate tranches with performance criteria that will each vest 25% upon their achievement, with the remaining 75% of the tranche vesting on a monthly basis over a period of three years subsequent to achieving the underlying performance objective (assuming continued service by the awardee). Each tranche represents one-sixth of
the total award. If any of the performance criteria are not satisfied, the related tranche will be forfeited. As of March 31, 2022, only one of the six performance criteria had been met. In May 2022, the officer
’s employment with the Company ended and, as a result, all unvested performance-based stock options will be forfeited. The Company used a Black-Scholes stock option pricing model to estimate the grant date fair value of each option to be $2.58; however,
determining the appropriate periodic share-based compensation expense for this award required management to estimate the likelihood of the achievement of the performance targets
.
Restricted Stock Units
During August 2019, 175,500 restricted stock units with a market-based vesting condition related to the trading price of the Company’s common stock were granted to certain employees under the 2013 Equity and Incentive Plan. Those awards had a weighted average grant date fair value of $2.56. Because the award’s market and service conditions were met, on August 15, 2021 and 2020, 54,500 and 76,500 restricted stock units, respectively, vested and the underlying shares were issued to the grantees. A total of 44,500 restricted stock units were forfeited through August 15, 2021 and, subsequent to that date, no restricted stock units with market-based vesting conditions remain outstanding. The fair value of each restricted stock unit awarded was estimated on the grant date using a Monte Carlo simulation pricing model, which incorporated the probability of satisfying the related market-based vesting condition.
From May 2021 to July 2021, the Company granted 579,500 restricted stock units to certain employees under the 2013 Equity and Incentive Plan with a weighted average grant date fair value of $4.16. Those awards generally vest in equal amounts on each of the first and second anniversaries of the date of grant, assuming continuing service by the grantee. As of March 31, 2022, 137,250 restricted stock units have been forfeited. The fair value of each restricted stock unit awarded was determined based on the market value of the Company’s common stock on the date of grant and the related expense is being recognized using a graded vesting schedule that is aligned with the grantees’ vesting dates. No additional restricted stock unit awards are expected to be granted under this program.
General
Share-based compensation expense for the three and nine months ended March 31, 2022 was $0.8 million and $2.6 million, respectively, compared to $0.6 million and $1.9 million for the three and nine months ended March 31, 2021, respectively. The portion of such expense pertaining to stock options awarded to employees, nonemployee directors and consultants was $1.7 million and $1.8 million for the nine months ended March 31, 2022 and 2021, respectively. Share-based compensation expense pertaining to restricted stock awards and restricted stock units awarded to employees and consultants totaled $0.9 million and $0.1 million for the nine months ended March 31, 2022 and 2021, respectively.

4.	Investments and Fair Values of Financial Instruments
Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy, which primarily seeks to maintain adequate liquidity and preserve capital. At June 30, 2021, the Company’s investments consisted of a held-to-maturity debt
security that matured in July 2021 (the $2.0 million amortized cost of that investment approximated its fair value on such date). The Company held no investments at March 31, 2022.
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

In thousands	Level 1	Level 2	Level 3	Total Fair Value

March 31, 2022
Cash and cash equivalents	$67,849	$—	$—	$67,849

June 30, 2021
Cash and cash equivalents	$105,052	$—	$—	$105,052
Held-to-maturity investment (U.S. Treasury security)	2,000	—	—	2,000

Total assets	$107,052	$—	$—	$107,052

The Company’s financial instruments also include its variable-rate borrowing under a debt agreement that is described in Note 5 to these Notes to Unaudited Condensed Financial Statements. Management believes that the carrying amount of such debt (i.e., $20.4 million and $19.9 million at March 31, 2022 and June 30, 2021, respectively) reasonably approximates its fair value on those dates because the rate of interest on such borrowing reflects current market rates of interest for similar instruments with comparable maturities and risk profiles. This assessment primarily uses Level 2 inputs under the fair value hierarchy.

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
The Amended Loan Agreement provides for a term loan in an aggregate principal amount of up to $
25.0
 million to be delivered in multiple tranches (the “Term Loan”). In connection with the Amended Loan Agreement, the Company received term loan advances of $
10.0
 million on each of June 30, 2020 and May 13, 2021. Prior to April 1, 2022, the Company had the right to request additional term loan advances in an aggregate principal amount of up to $
5.0
 million; however, no such request was made by the Company.
As of March 31, 2022 and June 30, 2021, the per annum variable contractual interest rate on the Term Loan was 10.00% and 9.75%, respectively, and the effective interest rate on the Term Loan was approximately 13.5% and 13.3%, respectively. Prior to completing the loan amendment in May 2021, the effective interest rate on the Term Loan was approximately 13.5%.

Effective May 5, 2022, the per annum variable contractual interest rate on the Term Loan increased to 10.50%.
As of March 31, 2022, the Company was in full compliance with all covenants of the Amended Loan Agreement.

6.	Collaboration Agreements and Contract Liabilities
Bionic Sight, LLC
On February 2, 2017, the Company entered into a strategic research and development collaboration agreement with Bionic Sight, LLC (“Bionic Sight”) to develop product candidates for patients with visual deficits and blindness due to retinal disease. Through the AGTC-Bionic Sight collaboration, the companies seek to develop a new optogenetic therapy that leverages AGTC’s deep experience in gene therapy and ophthalmology and Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding. The collaboration agreement grants to AGTC, subject to achievement by Bionic Sight of certain development milestones, an option to exclusively negotiate for a limited period of time to acquire: (i) a majority equity interest in Bionic Sight; (ii) the Bionic Sight assets to which the collaboration agreement relates; or (iii) an exclusive license with respect to the product to which the collaboration agreement relates.
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
and co-commercialize an
adeno-associated virus-based gene therapy product candidate designed to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene (“GJB2”) – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately
 30% of all genetic hearing loss cases. People with this mutation can have severe-to-profound
deafness in both ears that is identified in screening tests routinely performed on newborns. Under the collaboration agreement, the parties began equally sharing the program costs and any proceeds from potential licensing transactions in January 2020 and can include additional genetic hearing loss targets in the future. Effective January 1, 2022, the Otonomy collaboration agreement was amended to increase Otonomy’s responsibility for the overall development and commercialization of the program, which resulted in (i) a reduction in the Company’s share of future product development costs and (ii) the Company’s potential receipt of future payments, and royalties on any product sales in lieu of equal sharing of any potential profits or proceeds related to the program.
The Company concluded that the Otonomy collaboration agreement is within the scope of ASC Topic 808,
 Collaborative Arrangements
(“Topic 808”), which defines collaborative arrangements and addresses the presentation of transactions between the parties in an entity’s statement of operations and the related disclosures. However, Topic 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company concluded that ASC Topic 730,
 Research and Development,
 should be applied by analogy to payments between the parties during the development activities. As such, payments made to or received from Otonomy for development activities are recorded as research and development expenses. For each of the nine months ended March 31, 2022 and 2021, settlement activity between the parties under the Otonomy agreement had an immaterial effect on the Company’s research and development expenses.
Contract Liabilities
As of March 31, 2022 and June 30, 2021, accrued and other liabilities on the Company’s balance sheets included $
449,000
and $
374,000
, respectively, of deferred revenue. In the account balance at June 30, 2021 was $
225,000
that was billed to a customer and collected by the Company in July 2021. Management expects that $
300,000
of the deferred revenue at March 31, 2022 will be recognized as revenue during the three months ending June 30, 2022; however, management is unable to estimate when the Company will satisfy the performance obligations pertaining to its residual deferred revenue at March 31, 2022.

7.	Stockholders’ Equity
Public Offerings of AGTC Equity Securities
Nine months ended March 31, 2022
On March 24, 2022, the Company closed an underwritten public offering of 7.5 million shares of its common stock, with Cantor Fitzgerald & Co. (“Cantor”) acting as the sole underwriter for the offering.
The indicative public offering price of each share of common stock was $
1.30
, generating gross proceeds of $
9.8
 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, which totaled $
1.2
 million. Issuance costs totaling $
329,000
were unpaid on March 31, 2022 and have been included in accounts payable/accrued and other liabilities on the Company’s Unaudited Condensed Balance Sheet as of such date. Separately, the period for Cantor to exercise its option to purchase an additional
1.125
 million shares of common stock to cover over-allotments has expired.
The Company intends to use the net proceeds from the offering, together with other available funds, to fund its ongoing
X-linked
retinitis pigmentosa clinical trials, ongoing Phase 1/2 clinical trials in its achromatopsia program and preclinical development programs, and for working capital and other general corporate purposes.
Nine months ended March 31, 2021
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
The warrants have an
initial
exercise price of $6.00 per share (subject to certain adjustments), are immediately exercisable and expire on February 1, 2026. The warrants are legally detachable from the common stock that was issued on February 1, 2021 and are separately exercisable by the warrant holders. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of March 31, 2022, none of the warrants have been exercised.
At-The-Market Offering Program
On April 2, 2021, the Company entered into a Controlled Equity Offering
SM
 Sales Agreement (the “Sales Agreement”) with Cantor as sales agent to sell shares of the Company’s common stock, from time to time, through an “at-the-market offering” program
with an aggregate offering amount of up to $50.0 million. Cantor is entitled to aggregate compensation equal to 3.0% of the gross sales price of the shares sold through it pursuant to the Sales Agreement. During the nine months ended March 31, 2022, the Company received net proceeds of $519,000 from selling 230,478 shares of its common stock under the Sales Agreement. Neither Cantor nor the Company is obligated to sell additional shares under this program in the future.
Shares Issued to a Vendor
During the nine months ended March 31, 2022, the Company issued 15,000 shares of its unregistered common stock to a vendor for services rendered.

8.	Commitments and Contingencies
Lease Commitment
On May 13, 2021, the Company entered into
a non-cancelable long-term
lease (the “Lease”)
for
a to-be-constructed build-to-suit single
story facility of approximately 21,250 square feet in Alachua, Florida (the “Premises”) for office, research and development, laboratory, light pharmaceutical and medical systems manufacturing and fabrication and distribution use. The new facility will be adjacent to the Company’s corporate headquarters. The landlord is responsible for all permitting, site and infrastructure preparation work, and construction of the shell and core of the building and the quality control laboratory portion of the building. The Company is responsible for completion of the remaining tenant fit out work. On May 3, 2022, the Company entered into a First Amendment to Lease (the “Amendment”). Pursuant to the Amendment, the Company and the landlord finalized the architectural plans and specifications for the development and construction of the Premises and agreed that the budget for the tenant fit out work is approximately $10.9 million. The Company and the landlord also agreed in the Amendment that the landlord’s contribution to the tenant fit out work is $8.0 million, and the Company’s contribution to the fit out work is approximately $2.9 million, which is to be paid by the Company into an escrow account. Because this real property lease agreement that has not yet commenced, it is not recorded on the Company’s balance sheets
.

The lease will commence upon substantial completion of the Premises, including the tenant fit out work, estimated to be completed in the fourth quarter of 2022 (the “Commencement Date”), and the rent commencement date will occur simultaneous with the Commencement Date. The initial lease term has been extended by the Amendment from 20 years to 20 years and one month from the Commencement Date (the “Term”). As provided by the Amendment, the Company will pay annual base rent aggregating $30.4 million (assuming that the Company does not elect its early termination option) during the Term (beginning on the Commencement Date) as set forth below.

Lease Months	Annual Base Rent

1	$—
2-7	743,750
8-19	$1,336,625
Base rent shall increase 1.5% each lease year (12-month period) thereafter commencing in month 20 for the remainder of the Term.
The other substantive terms and conditions of the Lease, which is discussed in Note 3 to the Notes to Financial Statements in the 2021 Form
10-K
under the
heading “Build-To-Suit Manufacturing and
Quality Control Facility in Alachua, Florida,” were generally unchanged by the Amendment. In connection with the new leased facility, the Company had financial commitments for equipment and shared building fit out costs aggregating approximately
 $4.2 million as of March 31, 2022.
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
Notwithstanding the development and rollout of certain vaccines, it is unknown: (i) how long the COVID-19 outbreak will
continue before the virus, including newly identified strains and variants, is adequately contained; (ii) the severity of the virus; and (iii) the effectiveness of actions to prevent transmission and treat those who have contracted COVID-19. The
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

1
4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides an overview of our financial condition as of March 31, 2022 and our results of operations for the three and nine months ended March 31, 2022 and 2021. This discussion should be read in conjunction with the Unaudited Condensed Financial Statements and related notes included in this Quarterly Report on Form 10-Q,
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
Overview
We are a clinical-stage biotechnology company that uses our proprietary gene therapy platform technology to develop transformational genetic therapies for people suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have wholly owned clinical-stage programs in X-linked retinitis pigmentosa
(“XLRP”) and achromatopsia (“ACHM”), and an optogenetics program through our collaboration with Bionic Sight, LLC (“Bionic Sight”). Our preclinical pipeline includes a program in dry age-related macular degeneration
(“dAMD”), two programs targeting central nervous system (“CNS”) disorders, including frontotemporal dementia (“FTD”) and amyotrophic lateral sclerosis (“ALS”), and a program in otology through our collaboration with Otonomy, Inc. (“Otonomy”). With the interim, masked, clinical data we recently released from the Skyline trial in our XLRP program and additional important clinical milestones on the horizon, we believe that we are well positioned to advance multiple programs toward pivotal studies. In addition to our product pipeline, we have also developed broad technological and manufacturing capabilities utilizing both our internal scientific resources and through collaborations with others.
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
We have incurred losses from operations in each year since inception, except for fiscal year 2017, wherein we reported net income of $0.4 million due, in part, to profits from a collaboration agreement that was ultimately terminated in March 2019. For the nine months ended March 31, 2022 and 2021, we reported net losses of $50.6 million and $45.7 million, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and general and administrative and other expenses associated with our operations. We expect to continue to incur significant operating expenses for at least the next several years and anticipate that such expenses will increase substantially in connection with our ongoing activities as we:

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
As of March 31, 2022, we had cash and cash equivalents totaling $67.8 million. We do not expect to generate revenue from product sales unless and until we successfully complete development of and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our available cash and cash equivalents will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs into calendar year 2023. We will require substantial additional funding to complete our XLRP Phase 2/3 (“Vista”) trial, move our ACHMB3 product candidate forward, obtain regulatory approval for our lead product candidates, build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, and execute our plan to open and operate a leased current Good Manufacturing Practices (“cGMP”) manufacturing and quality control facility. However, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, acquisitions or other business development activities, or a combination of these approaches. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates and continue our research and development efforts.
Program Updates and Recent Developments
AGTC-501
for the Treatment of XLRP
AGTC-501,
our lead gene therapy development program for the treatment of XLRP, is designed to use an engineered adeno-associated virus (“AAV”) vector to insert a stabilized and functional copy of the Retinitis Pigmentosa GTSase Regulator (“RPGR”) gene into a patient’s photoreceptor cells.
AGTC-501
is comprised of a stabilized RPGR gene and a promoter that was specifically selected to drive efficient gene expression in primate rods and cones, maintain photoreceptor function and delay disease progression in preclinical models of disease. In addition, published non-human
primate studies showed that AGTC’s proprietary AAV capsid had as much as twice the transfection efficiency in photoreceptors when compared to capsids used in competing programs.
We are currently conducting multiple clinical trials of
AGTC-501
that are intended to support the potential submission of a Biologics License Application (“BLA”) including a Phase 1/2 trial, which incorporates an expansion portion that we refer to as the Skyline trial. The Skyline trial is a 14 patient multi-site, Phase 2 trial in which patients are randomized to either a high dose of
AGTC-501
(the dose received by patients in Group 5 of the Phase 1/2 trial), or a low dose of
AGTC-501
(the dose received by patients in Group 2 of the Phase 1/2 trial). The primary endpoint in the Skyline trial is the proportion of treated eyes with an improvement of 7 decibels (“dB”) or greater in visual sensitivity from baseline in at least 5 loci at twelve months. Secondary endpoints include the proportion of treated eyes with improvements in best corrected visual acuity at twelve months, a patient’s ability to navigate a mobility navigation maze more successfully under varying light and challenge conditions at twelve months, and improvements in retinal structure at twelve months. The Skyline trial is masked in that we, the patients and the sites do not know which patient is in which dose group or which dose group received the high or low dose. Accordingly, we refer to the two groups as Dose Group A and Dose Group B. The primary endpoint in the Skyline trial is the proportion of treated eyes with improvement from baseline in visual sensitivity. Secondary endpoints include improvements in visual acuity, a patient’s ability to navigate a mobility maze more successfully under varying light and challenge conditions, and improvements in retinal structure. We completed enrollment in the Skyline trial in the first quarter of calendar year 2022 and recently reported
3-month
interim results for 13 of the 14 enrolled patients. Safety, visual sensitivity, visual acuity and the mobility maze were the only endpoints evaluated at 3 months. Retinal structure improvements, another important endpoint, was not evaluated as changes in retinal structure are not expected until between 9 and 12 months.
Similar to safety results reported for the first portion of the Phase 1/2 trial, safety results to date for the Skyline trial support that
AGTC-501
is generally well tolerated and there are no clinically significant safety concerns. There were non-serious
ocular adverse events (grade 2) related to the study agent that were similar between the two dose groups and two ocular serious adverse events an increase in intraocular pressure determined to be related to corticosteroids which has resolved, and one of visual impairment deemed related to the surgical procedure which is resolving.
Demographic and baseline characteristics were well balanced between the two dose groups in the Skyline trial. Notably, compared to the Phase 1/2 trial, patients in the Skyline trial were younger, with better baseline visual sensitivity and visual acuity.

Improvements in visual sensitivity, the primary efficacy endpoint in the Skyline trial, were observed in both dose groups at three months. We define responders as patients who have at least 5 loci increase by at least 7 dB. The response rate in Dose Group A was 25% (1 of 4 patients, as one patient in this group was unevaluable) and in Dose Group B was 62.5% (5 of 8 patients), representing a clear difference between the two groups. Notably, while we did not observe an increase in visual sensitivity of at least 7 dB in 5 pre-specified
loci, we did observe an increase in visual sensitivity of at least 7 dB in 9 to 17 loci in the treated area. These responders also had improvements in visual sensitivity across the treated region above the repeatability coefficient for the test that resulted in improved functional vision in a larger area of the retina.
The 13 patients in the Skyline trial had better baseline best corrected visual acuity, a mean of 66.9 ETDRS letters on an eye chart, which correlates to a Snellen visual acuity equivalent of approximately 20/40. Because these patients started with better visual acuity, we believe there was less ability for them to improve relative to patients in the Phase 1/2 trial.
In addition, there was a correlation between visual sensitivity improvements and trends for patients able to complete the maze more rapidly and with fewer errors. We are working with the maze vendor on potential adjustments to account for the fact that only one eye was treated in this analysis, whereas previous use of the maze has been for patients treated in both eyes. It is possible that the better visual acuity of the patients in the Skyline trial at baseline affected the interpretation of the maze results.
The Skyline trial has a similar design and endpoints to the Vista clinical trial. We believe that if the Vista trial has similar outcomes as both the Phase 1/2 trial and the Skyline trial, the body of data will support a BLA submission for
AGTC-501.
The Vista trial is a multi-site, Phase 2/3 clinical trial expected to include approximately 60 patients randomized across three arms: a low-dose group (the
1.2E+11 vg/mL dose from the ongoing Phase 1/2 and Skyline trials), a high-dose group (the 1.1E+12 vg/mL dose from the ongoing Phase 1/2 and Skyline trials) and an untreated control group. The primary endpoint will be improvement in visual sensitivity, defined as having at least a 7 dB increase in visual sensitivity in at least 5 pre-specified loci at
Month 12. Together with a third-party vendor, we have developed a machine learning algorithm based on the available microperimetry data from our Phase 1/2 dose escalation trial that, on a patient-by-patient basis, predicts
the loci most likely to improve through evaluation of baseline visual sensitivity. Based on the results of the Skyline trial we will be working with the vendor to fortify the algorithm with the data from those 14 patients. Secondary efficacy endpoints in the Vista trial include mean change in visual sensitivity, improvements in visual acuity and performance on the mobility maze as well as structural improvements in retinal health as measured by changes in the ellipsoid zone (the “EZ”), a defined region within the photoreceptor layer of the retina that degenerates over time and is eventually lost in patients with XLRP. We plan to complete a masked interim analysis, with the interim data expected to be released in the first half of calendar year 2023. We believe the interim analysis, together with data from the Phase 1/2 trial, including the Skyline expansion portion, may provide us with the opportunity to discuss with the United States Food and Drug Administration (the “FDA”) potential amendments to the Vista trial, if necessary, that may support an earlier BLA submission than we would otherwise anticipate, or optimize the design of the trial.
To date, we have released a significant amount of preclinical and clinical data including improvements in visual sensitivity and visual acuity, as well as improvements in retinal health that we believe support both the potential safety and biological activity of
AGTC-501.
These data include the recent release of the interim data from the ongoing Skyline trial and a presentation of data from the ongoing Phase 1/2 trial at the Association for Research in Vision and Ophthalmology (ARVO) 2022 Annual Meeting, by Dr. Paul Yang, Assistant Professor of Ophthalmology at the Casey Eye Institute, Oregon Health & Science University and one of our study investigators. The Phase 1/2 trial data that Dr. Yang presented showed that certain baseline characteristics of the EZ were highly associated with improved outcomes starting as early as nine months after treatment with AGTC-501 and lasting up to 18 months after treatment. Specifically, the data showed a statistically significant association between improvements in visual sensitivity as measured by Macular Integrity Assessment (“MAIA”) and improvements in retinal health as measured by improvement in the EZ in dose Groups 4 to 6. We are continuing to follow these patients and incorporated these findings into the inclusion/exclusion criteria for the Skyline and Vista clinical trials.
Given the efficacy and safety data generated to date, we believe that
AGTC-501
is a potential
best-in-class product
candidate that may provide significant benefits to patients with XLRP, if approved. We expect to achieve the following milestones in the XLRP development program, subject to any continuing impact of the
COVID-19
pandemic:

•	provide 24-month data from patients in the ongoing Phase 1/2 clinical trial in the third quarter of calendar year 2022;

•	provide 12-month data from the Skyline expansion portion of the Phase 1/2 clinical trial in the first quarter of calendar year 2023; and

•	provide interim Vista trial data in the first half of calendar year 2023.

AGTC-401
and
AGTC-402
for the Treatment of ACHM
We have been developing two gene therapy product candidates for the treatment of ACHM. The product candidates are designed to use the same engineered AAV vector to insert a stabilized and functional copy of the Cyclic Nucleotide Gated Channel Subunit Beta 3 (CNGB3) gene in the case of
AGTC-401
and a stabilized and functional copy of the Cyclic Nucleotide Gated Channel Subunit Alpha 3 (CNGA3) gene in the case of
AGTC-402.
The product candidates are designed to use the same proprietary cone-specific promoter that was designed to maximize gene expression into a patient’s photoreceptor cells. We chose the promoter based on data from preclinical studies that showed the promoter drove efficient gene expression in all three types of primate cone photoreceptors and restored cone photoreceptor function in dog, mouse and sheep models of ACHM.
We are currently conducting a Phase 1/2 clinical trial of
AGTC-401
in ACHM patients with mutations of the CNGB3 gene (ACHMB3) and a separate Phase 1/2 clinical trial of
AGTC-402
in ACHM patients with mutations of the CNGA3 gene (ACHMA3). Each Phase 1/2 clinical trial is being conducted at multiple clinical sites that specialize in inherited retinal diseases. The primary objective of these trials is to identify a well-tolerated dose that provides clinical benefit to patients. To date, we have enrolled a total of 31 adult and pediatric patients into the ACHMB3 trial of
AGTC-401
and 24 adult and pediatric patients in the ACHMA3 trial of
AGTC-402
and do not currently plan to enroll any additional patients in either trial. We have data from a portion of the patients in these trials up to 24 months after treatment, including our most recent release in February 2022 of
3-month
data for the two highest dose groups of ACHMB3 and ACHMA3 pediatric patients that also included updated adult safety data. These data are consistent with the data previously released in adult and pediatric ACHMB3 and ACHMA3 patients.
In the Phase 1/2 dose escalation study of
AGTC-401
in ACHMB3 patients, a total of 21 adults were treated over an approximately
80-fold
dose range in five groups and a total of 10 pediatric patients were treated at the three highest dose groups. Secondary outcome measures evaluating efficacy were assessed by standard visual function tests, such as perimetry. We defined two pediatric patients (17 and 7 years old) in the 1.1E+12 vg/mL dose group as responders based on improvements in visual sensitivity as measured by the Octopus static perimeter. Therefore, of the three adults and four children (total n=7) in the 1.1E+12 vg/mL dose group, four (>50%) were responders based on improvements in visual sensitivity. These patients also reported improvements in quality of life as measured by a patient reported outcome survey developed specifically for patients with ACHM.
The two other pediatric patients in the 1.1E+12 vg/mL dose group and three pediatric patients ages 7 years and younger in the 3.2E+12 vg/mL dose group (total n=5) could not sufficiently concentrate and consistently complete the visual sensitivity testing. Similar to other trials where endpoints are adapted for young children, we plan to work closely with clinicians and regulators to develop potential adaptations for younger patients for visual sensitivity testing. Despite their inability to complete the tests, we received anecdotal feedback from certain patients that indicate improvements in visual sensitivity. Based on the totality of data generated to date, we believe that the 1.1E+12 vg/mL dose has been well tolerated and has potential in both adult and pediatric patients.
We also reported updated interim
3-month
pediatric data and adult and pediatric safety data for the 24 patients enrolled in the Phase 1/2 study of
AGTC-402
targeting CNGA3 mutations in patients with ACHMA3. Data from the five pediatric patients in the two highest dose groups were consistent with previously reported results, indicating no evidence of clinical improvements, and do not support further clinical development. Most patients with CNGA3 mutations express a mutant protein that is not typically found in patients with CNGB3 mutations, which we believe may have impacted the results seen in patients that received
AGTC-402.
We will continue to follow the ACHMA3 patients for long-term safety observations.
As previously reported, in both the ACHMB3 and ACHMA3 trials, treatment with the highest dose (3.2 E+12vg/ml) of
AGTC-401
and
AGTC-402,
respectively, led to three cases of severe ocular inflammation in pediatric patients, which were reported as Suspected Unexpected Serious Adverse Reactions, or SUSARs. No new additional SUSARs in any adult or pediatric patients have been reported and the inflammation in all previously reported SUSARs improved with an adjusted steroid regimen. Two SUSARs (one in ACHMA3 and one in ACHMB3) have since fully resolved and one (ACHMA3) continues to improve, with all three patients’ best corrected visual acuity returning to baseline after initial declines in visual acuity were observed following the SUSARs. Importantly, we have not yet observed any comparable inflammation in any of our XLRP clinical trials.
We recently had a collaborative and productive End of Phase 2 (“EOP2”) meeting with the FDA to discuss the potential future development of
AGTC-401
and received constructive feedback from the FDA on our proposed primary and secondary endpoints for a Phase 2/3 clinical trial. With respect to the primary endpoint of improvement in visual sensitivity relative to baseline, the FDA reiterated that a 7 dB change in at least 5 pre-specified
loci is required. However, they indicated a willingness to review an alternative approach to perimetry from a model used in other trials, which would need to be adapted specifically for ACHMB3. They also indicated that improvements in light discomfort may be an acceptable secondary endpoint in a Phase 2/3 clinical trial of
AGTC-401
and we intend to provide additional data to support our position that a 1 loglux improvement from baseline is clinically meaningful. We are currently working through the details of the future development plan for
AGTC-401
including the proposed protocol for a potential Phase 2/3 clinical trial for submission to the FDA. Our anticipated future development plan will be based on the feedback we received from the FDA during the EOP2 meeting and subsequent comments to the full protocol.

Build-To-Suit Manufacturing
and Quality Control Facility in Alachua, Florida
In May 2021, we signed
a 20-year lease
for
a build-to-suit 21,250
square foot potential cGMP manufacturing and quality control facility adjacent to our existing Florida facility to prepare for late-stage development and potential commercialization of our XLRP and ACHMB3 programs. The facility is also intended to provide supply chain redundancy, reduce manufacturing risk and enhance quality controls. We anticipate that the build-out of
the new manufacturing and quality control facility will be completed during the fourth quarter of calendar year 2022.
Additional information regarding our new cGMP manufacturing and quality control facility can be found in Note 8 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q
under the heading “Lease Commitment.”
Strategic Collaborations and Preclinical Pipeline
Bionic Sight
During February 2017, we entered into a strategic research and development collaboration agreement with Bionic Sight to develop product candidates for patients with visual deficits and blindness due to retinal disease. Through the AGTC-Bionic Sight collaboration, the companies seek to develop a new optogenetic therapy that leverages AGTC’s deep experience in gene therapy and ophthalmology and Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding. The collaboration agreement grants to us, subject to achievement by Bionic Sight of certain development milestones, an option to exclusively negotiate for a limited period of time to acquire: (i) a majority equity interest in Bionic Sight; (ii) the Bionic Sight assets to which the collaboration agreement relates; or (iii) an exclusive license with respect to the product to which the collaboration agreement relates.
In March 2021, Bionic Sight, which has responsibility for conducting the clinical trial, reported promising results in its first two cohorts of patients in the Phase 1/2 retinitis pigmentosa optogenetics study. Bionic Sight reported that these patients, all of whom have complete or near-complete blindness, can now see light and motion, and, in two cases, can detect the direction of motion. Bionic Sight also announced that the product candidate was well-tolerated and that it is continuing to enroll patients at higher doses.
Otonomy
During October 2019, we entered into a strategic collaboration agreement with Otonomy to co-develop and co-commercialize an
AAV-based
gene therapy product candidate designed to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene (“GJB2”) – the most common cause of congenital hearing loss. Mutations in GJB2 account for approximately 30% of all genetic hearing loss cases. Patients with this mutation can have severe-to-profound deafness in
both ears that is identified in screening tests routinely performed in newborns. Under the collaboration agreement, the parties began equally sharing the program costs and any proceeds from potential licensing transactions in January 2020 and can include additional genetic hearing loss targets in the future. Effective January 1, 2022, we amended the Otonomy collaboration agreement to increase Otonomy’s responsibility for the overall development and commercialization of the program, which resulted in (i) a reduction in our share of future product development costs and (ii) our potential receipt of future payments, and royalties on any product sales in lieu of equal sharing of any potential profits or proceeds related to the program.
We and Otonomy announced promising preclinical data at the American Society of Gene and Cell Therapy meeting in May 2021, which showed that the product candidate was associated with rescue of hearing loss and cochlear morphology in two independent mouse models. Collectively, we are conducting investigational new drug (“IND”)-enabling activities based on pre-IND meeting
feedback from the FDA, with an IND submission anticipated in the first half of calendar year 2023.
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
During the nine months ended March 31, 2022, there were no significant changes to our critical accounting policies and estimates. For a description of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimations and which could, if different judgments or estimates were made, materially affect our reported results of operations, financial position and cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the
2021 Form 10-K.
New Accounting Pronouncements
Refer to Note 2 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form
10-Q
for further information about recently issued accounting standards.
Financial Operations Review
Revenue
We generate revenue primarily through: (i) collaboration agreements; (ii) sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates; (iii) federal research and development grant programs; and (iv) licensing arrangements. However, we did not recognize any revenue during the three and nine months ended March 31, 2022 or the same periods in the prior year. In the future, we may generate revenue from product sales (if any products are approved), license fees, milestone payments, development services, research and development grants, or from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property.
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
capabilities through, among other things, our lease of a new cGMP build-to-suit
manufacturing and quality control facility;

•	the countries in which trials are conducted;

•	potential additional safety monitoring or other studies requested by regulatory agencies or elected as best practice by us;

•	significant and changing government regulation;

•	the timing and receipt of any regulatory approvals; and

•	broader market forces, such as inflation and wage/salary growth.
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
From our inception and through March 31, 2022, we have incurred approximately $318.6 million in research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates, explore potential applications of our gene therapy platform in other indications and execute our plan to open and operate a leased cGMP manufacturing and quality control facility.
General and administrative and other expenses
General and administrative and other expenses primarily consist of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, legal, business development, finance and human resource functions. Other general and administrative expenses include costs to support employee training and development, board of directors’ costs, depreciation, insurance, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, patent-related expenses, and accounting, investor relations, corporate communications and information technology services. We anticipate that our general and administrative and other expenses will continue to increase in the future as we hire additional employees to support our research and development efforts, collaboration arrangements, and the potential commercialization of our product candidates, if approved. Inflation and wage/salary growth could also contribute to higher future costs. Additionally, if and when we believe that regulatory approval of our first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of any such product candidate. Our general and administrative expenses are also expected to increase as we execute our plan to open and operate a leased cGMP manufacturing and quality control facility.

Investment income, net
Investment income, net consists of interest earned on cash and cash equivalents and held-to-maturity investments in
debt securities. During the three and nine months ended March 31, 2022, investment income, net declined by $4,000 and $85,000, respectively, when compared to the same periods in the prior year, primarily due to a smaller investment portfolio in the current periods.
Interest expense
Interest expense during the three and nine months ended March 31, 2022 increased by $0.3 million and $1.0 million, respectively, when compared to the same periods in the prior year. These increases were primarily due to higher average outstanding balances under our collateralized term loan agreement during each of the three and nine months ended March 31, 2022. Additional information regarding our long-term loan agreement can be found in Note 5 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
On May 4, 2022, the Federal Reserve Board announced an increase of 0.50% in the federal funds rate and indicated that further rate increases will be announced in the short-term to combat rising inflation in the United States. When the prime rate reported in
 The Wall Street Journal
 increases, as was the case with the most recent federal funds rate increase and is expected to continue in response to projected hikes in the federal funds rate by the Federal Reserve Board, the Company’s cost of borrowing and related interest expense on its variable-rate debt also increases.
Provision for income taxes
The provision for income taxes was $21,000 and $62,000 during the three and nine months ended March 31, 2021, which was entirely attributable to estimated interest and penalties on uncertain tax positions. There was no provision for income taxes during the three and nine months ended March 31, 2022 because, among other things, the Company had no uncertain tax positions during those reporting periods.
Results of Operations
Comparison of the three months ended March 31, 2022 and 2021
Research and development expenses
The table below summarizes our research and development expenses by product candidate or program for the periods indicated.

	Three Months Ended March 31,		Increase	% Increase
In thousands	2022	2021	(Decrease)	(Decrease)
External research and development expenses:
XLRP	$984	$3,201	$(2,217)	(69)%
ACHM	748	1,147	(399)	(35)%
Research and discovery programs and X-linked retinoschisis	189	1,358	(1,169)	(86)%

Total external research and development expenses	1,921	5,706	(3,785)	(66)%

Internal research and development expenses:
Employee-related costs	4,377	3,051	1,326	43%
Share-based compensation	412	280	132	47%
Other	2,452	1,923	529	28%

Total internal research and development expenses	7,241	5,254	1,987	38%

Total research and development expenses	$9,162	$10,960	$(1,798)	(16)%

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
As part of the process of preparing our financial statements, estimates of accrued expenses are necessary. The estimation process involves reviewing quotations and contracts, identifying services that have been performed on our behalf, and determining the level of services performed and associated costs incurred for services for which we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice monthly in arrears for services performed or when contractual milestones are met. We estimate our accrued expenses at the end of each reporting period based on the facts and circumstances known at that time. As a result, estimates recorded in our financial statements and disclosed in the accompanying notes may change in the future and such changes in estimates, if any, will be recorded in our operating results in the period they are identified by us. The significant estimates in our accrued research and development expenses primarily relate to expenses incurred with respect to academic research centers, contract research organizations and other vendors in connection with research and development activities for which we have not yet been invoiced.
Research and development expenses for the three months ended March 31, 2022 and 2021 were $9.2 million and $11.0 million, respectively, a decrease of $1.8 million, or 16%. The year-over-year decline was due to various factors, including: (i) planned temporary reductions in manufacturing activities relating to our XLRP and preclinical product candidates; (ii) lower external spending related to our Skyline trial for which we are not activating new sites and/or enrolling new patients; (iii) a decrease in ACHM expenses due to reduced site activity as our two clinical studies have progressed to a point where they are no longer activating new sites or enrolling new patients; and (iv) lower costs in connection with the wind-down of our X-linked retinoschisis, or XLRS,
program. Additionally, research and development expenses for the three months ended March 31, 2022 were favorably impacted by changes in estimates that reduced certain vendor accruals during such reporting period. These reductions in research and development expenses were partially offset by: (i) higher employee-related costs that were primarily attributable to new employees who were hired in connection with our strategic operating plans; (ii) an increase in internal research and development costs for certain assay development that we are now conducting in-house;
and (iii) higher share-based compensation costs that were primarily due to restricted stock units granted to certain employees from May 2021 to July 2021 (the “2021 RSUs”).
General and administrative and other expenses
The table below summarizes our general and administrative and other expenses for the periods indicated.

	Three Months Ended March 31,		Increase	% Increase
In thousands	2022	2021	(Decrease)	(Decrease)
Employee-related costs	$1,961	$1,241	$720	58%
Share-based compensation	431	315	116	37%
Legal and professional fees	102	329	(227)	(69)%
Other	1,927	1,643	284	17%

Total general and administrative and other expenses	$4,421	$3,528	$893	25%

General and administrative and other expenses for the three months ended March 31, 2022 and 2021 were $4.4 million and $3.5 million, respectively, an increase of $0.9 million, or 25%. Such increase was primarily due to: (i) compensation for new employees; (ii) recruiting costs for new employees; (iii) incremental share-based compensation costs for the 2021 RSUs; and (iv) higher operating and business development costs pertaining to our recurring operations as we execute our strategic plans. Lower legal fees during the three months ended March 31, 2022 were due to reduced use of external legal counsel.
Comparison of the nine months ended March 31, 2022 and 2021
Research and development expenses
The table below summarizes our research and development expenses by product candidate or program for the periods indicated.

	Nine Months Ended March 31,		Increase	% Increase
In thousands	2022	2021	(Decrease)	(Decrease)
External research and development expenses:
XLRP	$10,085	$11,930	$(1,845)	(15)%
ACHM	2,639	3,997	(1,358)	(34)%
Research and discovery programs and X-linked retinoschisis	3,402	2,527	875	35%

Total external research and development expenses	16,126	18,454	(2,328)	(13)%

Internal research and development expenses:
Employee-related costs	12,307	9,466	2,841	30%
Share-based compensation	1,302	866	436	50%
Other	6,206	5,611	595	11%

Total internal research and development expenses	19,815	15,943	3,872	24%

Total research and development expenses	$35,941	$34,397	$1,544	4%

Research and development expenses for the nine months ended March 31, 2022 and 2021 were $35.9 million and $34.4 million, respectively, an increase of $1.5 million, or 4%. The year-over-year increase was due to various factors, including: (i) higher employee-related costs that were primarily attributable to new employees who were hired in connection with our strategic operating plans; (ii) increased external spending for our research and discovery programs, which was primarily for planned material production costs in connection with our preclinical programs; (iii) higher share-based compensation costs that were primarily due to the 2021 RSUs; and (iv) an increase in internal research and development costs for certain assay development that we are now conducting in-house.
These increases in research and development expenses were partially offset by: (i) a year-over-year reduction in manufacturing activities for Vista clinical trial materials; (ii) a decrease in ACHM expenses due to reduced site activity as our two clinical studies have progressed to a point where they are no activating new sites or enrolling new patients; and (iii) lower costs in connection with the wind-down of our XLRS program. Additionally, research and development expenses for the nine months ended March 31, 2022 were favorably impacted by changes in estimates that reduced certain vendor accruals during such reporting period.
General and administrative and other expenses
The table below summarizes our general and administrative and other expenses for the periods indicated.

	Nine Months Ended March 31,		Increase	% Increase
In thousands	2022	2021	(Decrease)	(Decrease)
Employee-related costs	$4,549	$3,675	$874	24%
Share-based compensation	1,297	999	298	30%
Legal and professional fees	688	1,238	(550)	(44)%
Other	5,976	4,356	1,620	37%

Total general and administrative and other expenses	$12,510	$10,268	$2,242	22%

General and administrative and other expenses for the nine months ended March 31, 2022 and 2021 were $12.5 million and $10.3 million, respectively, an increase of $2.2 million, or 22%. Such increase was primarily due to: (i) compensation for new employees; (ii) recruiting costs for new employees; (iii) incremental share-based compensation costs for the 2021 RSUs; and (iv) higher operating and business development costs pertaining to our recurring operations as we execute our strategic plans. Lower legal fees during the nine months ended March 31, 2022 were due to reduced use of external legal counsel.
Liquidity and Capital Resources
We have incurred cumulative losses and negative cash flows from operations since our inception and, as of March 31, 2022, we had an accumulated deficit of $289.8 million. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development expenses and general and administrative and other expenses will continue to increase and, as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
Most recently, we received (i) net proceeds of $9.4 million and $69.3 million during the nine months ended March 31, 2022 and 2021, respectively, from underwritten public offerings and selling our common stock through an “at-the-market offering” program, which are described in Note 7 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q and (ii) $9.9 million of loan proceeds, net of debt discounts, in May 2021. Moreover, through a tenant improvement allowance and tiered rental rates, we have structured the third-party leasing costs for our build-to-suit manufacturing and quality control facility in Alachua, Florida in a way that will not significantly impact our cash runway until the fiscal year ending June 30, 2024. Notwithstanding the foregoing, we plan to use our available cash and cash equivalents to fund approximately $2.9 million of tenant fit out work at such facility, which represents our required contribution pursuant to a recent lease amendment whereby the funding must be completed within 30 days of May 3, 2022. Additional information regarding our long-term loan agreement and new manufacturing and quality control facility can be found in Notes 5 and 8, respectively, to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
We are closely monitoring ongoing developments in connection with the COVID-19 pandemic,
which may negatively impact our projected cash position and access to capital. We will continue to assess our cash position and, if circumstances warrant, make appropriate adjustments to our operating plan.
Cash in excess of immediate requirements is invested in accordance with our investment policy, which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within twelve months. As of March 31, 2022, our cash and cash equivalents were held in bank accounts and money market funds.

Cash flows
The table below sets forth the primary sources and uses of cash for the periods indicated.

	Nine Months Ended March 31,		Increase	% Increase
In thousands	2022	2021	(Decrease)	(Decrease)
Cash provided by (used in):
Operating activities	$(47,490)	$(37,738)	$(9,752)	(26)%
Investing activities	846	19,158	(18,312)	(96)%
Financing activities	9,441	69,648	(60,207)	(86)%

Net increase (decrease) in cash and cash equivalents	$(37,203)	$51,068	$(88,271)	>(100)%

Operating activities.
For both the nine months ended March 31, 2022 and 2021, cash used in operating activities was primarily the result of research and development expenses and general and administrative and other expenses incurred in conducting normal business operations. Specifically, the cash used in operating activities of $47.5 million during the nine months ended March 31, 2022 was due to a net loss of $50.6 million and unfavorable changes in our operating assets and liabilities of $1.7 million, partially offset by non-cash items
in our statement of operations of $4.8 million. The cash used in operating activities of $37.7 million during the nine months ended March 31, 2021 was due to a net loss of $45.7 million, partially offset by non-cash items in
our statement of operations of $3.6 million and favorable changes in our operating assets and liabilities of $4.4 million.
Investing activities.
Cash provided by investing activities of $0.8 million during the nine months ended March 31, 2022 consisted of cash proceeds of $2.0 million from maturities of investments, partially offset by purchases of property and equipment of $0.9 million and intellectual property costs of $0.3 million. Cash provided by investing activities of $19.2 million during the nine months ended March 31, 2021 consisted of cash proceeds of $41.5 million from maturities of investments, net of investment purchases of $21.0 million, partially offset by purchases of property and equipment of $1.0 million and intellectual property costs of $0.4 million.
Financing activities.
Cash provided by financing activities of $9.4 million during the nine months ended March 31, 2022 consisted of proceeds of $9.4 million from issuances of our common stock, net of issuance costs, and proceeds from exercises of common stock options of $0.1 million, partially offset by (i) payments for taxes related to equity awards and (ii) principal payments on a finance lease. Cash provided by financing activities of $69.6 million during the nine months ended March 31, 2021 included (i) proceeds of $69.3 million from the issuance of common stock and accompanying warrants, net of issuance costs, and (ii) proceeds from exercises of common stock options of $0.7 million. These items were partially offset by (i) payments for deferred financing fees and taxes related to equity awards and (ii) principal payments on a finance lease.
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
We believe that our available cash and cash equivalents, which totaled $67.8 million on March 31, 2022, will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs into calendar year 2023. However, we will require substantial additional funding to: (i) finish our Vista trial; (ii) move our ACHMB3 product candidate forward; (iii) complete the process necessary to seek regulatory approval for our lead product candidates; (iv) build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved; and (v) execute our plan to open and operate a leased cGMP manufacturing and quality control facility.
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
and
15d-15e
under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2022.

b)	Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in
Rules 13a-15f and 15d-15f under
the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may be forced to amend, delay, limit, reduce or terminate the scope of our clinical and preclinical programs and/or limit or cease our operations if we are unable to obtain additional funding. As of March 31, 2022, we had cash and cash equivalents totaling $67.8 million. We believe that there is presently insufficient funding available to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs for a period exceeding 12 months from the date of filing this Quarterly Report on Form
10-Q.
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
(iii) out-licensing
the rights to certain of our product candidates; (iv) entering into one or more collaborations to offset the costs of our leased manufacturing and quality control facility; and (v) reducing our expenditures on research and development activities and/or restructuring our operations. However, we may be unable to successfully execute any of the plans described above, or raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. On May 4, 2022, the Federal Reserve Board announced an increase of 0.50% in the federal funds rate and indicated that further rate increases will be announced in the short-term to combat rising inflation in the United States. Such rate increases may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability and less favorable equity markets. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and would jeopardize our ability to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern.
Additional information regarding our ability to continue as a going concern can be found in Note 1 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q
under the heading ”Liquidity and Financial Condition.”
Our stock price is currently trading below $1.00 per share and, if it continues to trade below $1.00 per share, our common stock may be subject to delisting from the Nasdaq Global Market.
If the bid price of our common stock were to close below the required minimum $1.00 per share for 30 consecutive business days, we may receive a deficiency notice from Nasdaq regarding our failure to comply with Nasdaq Marketplace Rule 5450(a)(1). If we receive such a notice, pursuant to Marketplace Rule 5810(c)(3)(A), we will be afforded a compliance period of 180 calendar days to regain compliance with Rule 5450(a)(1). If at any time during the
180-day
compliance period the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with Rule 5450(a)(1). In the event that we do not regain compliance with Rule 5450(a)(1) prior to the expiration of the initial
180-day
compliance period, we may be eligible for a
second 180-day compliance
period. To qualify for this additional compliance period, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq’s Global Market, other than the minimum bid price requirement. In addition, we would also be required to notify Nasdaq of our intent to cure the minimum bid price deficiency. However, if it appears to Nasdaq staff that we will not be able to cure the deficiency, we do not meet the other listing standards or we fail to regain compliance with the Nasdaq continued listing standards following the second
180-day
compliance period, Nasdaq could provide notice that our common stock will be subject to delisting. We would be entitled to appeal such a delisting determination to a Nasdaq hearing panel and the delisting may be stayed pending the panel’s determination. To the extent that we are unable to resolve a listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact the liquidity of our common stock and potentially result in even lower bid prices for our common stock.

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

Date: May 16, 2022