Form 10-K
period 2022-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2022-09-27
CIK 1273636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common shares held by non-affiliates
of the registrant was approximately $81.3 million, computed by reference to the closing sales price of the common stock as reported by the Nasdaq Global Market on December 31, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting
common shares.
The number of shares of the registrant’s common stock outstanding as of September 21, 2022 was 67,632,195.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be provided in Part III of this Annual Report on
Form 10-K will
be provided by a definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders, or an amendment to this Annual Report on Form
10-K,
to be filed with the Securities and Exchange Commission on or before October 28, 2022.

APPLIED GENETIC TECHNOLOGIES CORPORATION
ANNUAL REPORT ON FORM
10-K
FOR FISCAL YEAR ENDED JUNE 30, 2022

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
We are a clinical-stage biotechnology company that uses our proprietary gene therapy platform technology to develop transformational genetic therapies for people suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have wholly owned clinical-stage programs in
X-linked
retinitis pigmentosa (“XLRP”) and achromatopsia (“ACHM”), and an optogenetics program through our collaboration with Bionic Sight, Inc. (“Bionic Sight”). Our preclinical pipeline includes a program in dry age-related
macular degeneration (“dAMD”), two programs targeting central nervous system (“CNS”) disorders, including frontotemporal dementia (“FTD”) and amyotrophic lateral sclerosis (“ALS”), and a program in otology through our collaboration with Otonomy, Inc. (“Otonomy”). In May 2022, we released interim, masked, clinical data from the Skyline trial (as defined below) in our XLRP program and we now have
24-month
data from the XLRP Phase 1/2 trial (“Horizon”). In addition to our product pipeline, we have also developed broad technological and manufacturing capabilities, utilizing our internal scientific resources and collaborating with others. We had $46.4 million in cash and cash equivalents as of June 30, 2022 and we completed an underwritten public offering in July 2022. We believe our cash and cash equivalents at June 30, 2022 and the net proceeds from the July 2022 public offering will be sufficient to allow us to generate data from our research and development programs through calendar year 2022. However, we will require substantial additional funding to continue our operations and the development of our product candidates.

Our Strategy
Our objective is to become a leader in developing and commercializing gene therapy treatments for patients with severe diseases. Our strategy to accomplish this goal is to:

•
Advance our pipeline of gene therapies to treat inherited retinal diseases (
“
IRDs
”
) with an initial focus on ophthalmology.
Our most advanced product candidates are treatments for the orphan eye diseases XLRP and Achromatopsia B3 (“ACHMB3”). Given the severity of these diseases and the current lack of treatment options, a one-time-treatment
alternative that corrects the underlying genetic defect would provide long-term value for patients, their families and the healthcare system more broadly. Furthermore, we believe we can leverage our experience in these orphan diseases to larger ophthalmology indications such as dAMD.

•
Further develop our manufacturing capabilities.
We believe that controlling manufacturing is a critical component of successful gene therapy drug development due to the complexity and uniqueness of the process of each gene therapy product candidate and an overall lack of capabilities and capacity at Contract Development and Manufacturing Organizations, or CDMOs, that focus on gene therapies. Furthermore, given the productivity and scalability of our production systems and the manageable number of patients in our target markets, we are able to utilize facilities that are more modest in size. For example, our late-stage, commercial manufacturing process has demonstrated (in multiple batches) it can produce thousands of ophthalmology doses from a 50L bioreactor. We use our process development and pilot manufacturing facility to manufacture early stage research materials, and we are currently preparing to begin operating a leased, build-to-suit 21,250
square foot current Good Manufacturing Practices (“cGMP”) manufacturing and quality control facility adjacent to our current Florida facility. This facility is intended to supply materials for clinical trials and potential commercial supply of our most advanced product candidates, if approved. We believe that our investment in this facility will facilitate the more rapid advancement of our product candidates through regulatory approval while reducing risk and enhancing the therapeutic and commercial potential of our gene therapy platform. However,
COVID-19-related
supply chain disruptions continue to challenge the biotechnology sector, including cell and gene therapy companies, and our ability to execute at our current and planned facilities will depend on our financial resources and ability to access raw materials and other necessary supplies.

•
Selectively invest in our platform
and our clinical and preclinical product candidates.
We believe that our deep understanding of our target indications and our robust internal expertise in viral vector design gives us a significant competitive advantage. This understanding includes the identification of novel capsids and the optimization of genes and promoters, physical vector delivery, vector manufacturing, clinical trial design and clinical trial conduct. We intend to continue to selectively advance our pre-clinical
product candidates through collaborations and partnerships that provide financial support and funding for future development. In addition, we will continue to seek to identify novel next generation capsids, optimize promoters and identify opportunities to improve our manufacturing process.

Our Initial Focus in Ophthalmology and Other Areas
Sight is critical to the human experience. Many people fear blindness more than premature death. Consequently, we have designed our most advanced product candidates, including
AGTC-501
for the treatment of XLRP and AGTC 401 for the treatment of ACHMB3, to treat orphan diseases in ophthalmology. These orphan indications have patient populations that are small enough to allow for clinical trials on a manageable scale but have a sufficient prevalence to provide substantial commercial opportunity. By focusing initially on orphan ophthalmology product candidates, we are also able to leverage our experience and develop strong relationships within the relevant scientific and medical communities. Our clinical trials are conducted mainly at academic test centers and by working with the principal investigators and surgeons at these test centers, we have realized a number of important synergies.

•
XLRP:
XLRP is an inherited retinal disease of the rod and cone photoreceptors caused by mutations in the Retinitis Pigmentosa GTPase Regulator (RPGR) gene that results in progressive loss of vision, meaning children are born with defective genes that cause poor visual function that significantly affects daily activities and worsens over time. XLRP is commonly observed in boys and young men who notice problems with vision under low light conditions, or night blindness, followed by a restriction of peripheral visual fields, or tunnel vision, leading to poor central vision and eventually to total blindness. According to a published study, the incidence rate for retinitis pigmentosa is about one in 4,000 people and we estimate that there are about 200,000 patients in the United States and Europe combined. It is estimated that about ten percent, or 20,000, of these people have XLRP.

•
ACHM:
ACHM is an inherited retinal disease caused by mutations in either the Cyclic Nucleotide Gated Channel Subunit Beta 3 (CNGB3) gene or the Cyclic Nucleotide Gated Channel Subunit Alpha 3 (CNGA3) gene. ACHM is characterized by the absence of cone photoreceptor function, resulting in extremely poor visual acuity, extreme light sensitivity, daytime blindness and complete loss of color discrimination. Best-corrected visual acuity in persons affected by ACHM, even under subdued light conditions, is usually about 20/200, a level at which people are considered legally blind. According to a published study, the incidence rate for ACHM is approximately one in 30,000 people, and we therefore estimate that there are about 27,000 patients in the United States and Europe combined. Of these patients, about 75% to 85% have the form of disease caused by mutations in the CNGB3 gene or the CNGA3 gene and we believe that there are approximately 14,000 patients with the CNGB3 mutation and ACHMB3. We believe that the
AGTC-401
data generated to date in ACHMB3 support continued development. We are currently working through the details of our future plan for this product candidate but we have paused development activities due to funding constraints. We do not believe, however, that the data generated to date in ACHMA3 support continued development. We intend to follow both the ACHMB3 and ACHMA3 patients for long-term safety observations.

•
Optogenetics:
In addition to our most advanced ophthalmology programs, we have a collaboration with Bionic Sight to develop an optogenetic product candidate for patients with advanced retinal disease. This clinical stage program leverages a unique optogenetic protein, administered by intravitreal injection in an adeno-associated virus (“AAV”) vector, that is activated with a neural coding device using Bionic Sight’s proprietary algorithm to convert what the patient is viewing into signals the brain can understand. We currently have no financial obligations to Bionic Sight under the related collaboration agreement.

•
Dry AMD
: Individuals with mutations in the Complement Factor H (“CFH”) gene, which is a component of the dysregulated complement pathway, have an increased risk of developing AMD that is six times greater than those who do not have such mutation. Preclinical data in relevant animal models support the approach of CFH gene augmentation as a potential therapeutic strategy for AMD. Based on market research, we believe there may be up to one million patients in the United States that would benefit from a CFH gene therapy approach. The full length CFH gene is too large to fit into a single AAV and, therefore, we have re-engineered
the gene and have determined that our construct retains functionality both in vitro and in vivo. The program is currently in investigational new drug-, or
IND-,
enabling safety and biodistribution studies. Future development of this product candidate is subject to the availability of additional funding.

While our initial focus is in ophthalmology, we are also using our deep capabilities and knowledge of vector construct and design, clinical development, and manufacturing to extend our pipeline into other areas of unmet medical need where we believe an AAV gene therapy approach can potentially provide an advantage.

•	Frontotemporal dementia (FTD) : FTD is a degenerative brain disorder, second only to Alzheimer’s disease in terms of prevalence and incidence on the dementia spectrum. Similar to Alzheimer’s disease,

the prevalence of FTD is on the rise due to the aging population, and there are currently no approved treatments for FTD. Mutations in the Progranulin (PGRN) gene are one of the three main genetic causes of FTD, representing approximately 20% of familial FTD, and accounting for 7,500 to 15,000 cases in the United States and European Union. We have identified a unique capsid, gene, and promoter construct that we believe, based on our preclinical data generated to date, will be more effective in patients than other approaches. Our product candidate for FTD is currently in
IND-enabling
safety and biodistribution studies. Future development of this product candidate is subject to the availability of additional funding.

•
Amyotrophic lateral sclerosis (ALS)
: ALS (Lou Gehrig’s disease) is an autosomal dominant, fatal adult-onset disease with no truly effective therapy. It is the most common adult-onset motor neuron disease, with approximately 75,000 cases in the United States and European Union, and is characterized by upper and lower motor neuron degeneration. Early symptoms are muscle weakness that progresses and ultimately results in respiratory failure, with death usually occurring within 3 to 5 years of diagnosis. There are both sporadic (approximately 90%) and familial (approximately 10%) forms of the disease, with the most common genetic cause linked to the C9orf72 gene, representing
30-40%
of cases. C9orf72 mutations are also present in FTD. We are developing a novel trivalent approach that we believe can fully address all the cellular deficits associated with the mutation and are in the process of finalizing the optimal combination of components to create a therapeutic construct that can be advanced to later stage preclinical studies, subject to the availability of additional funding.

•
Otology
:
Mutations in the gap junction protein beta 2 (GJB2) gene account for approximately 30% of all genetic hearing loss cases, representing approximately 90,000 cases in the United States and European Union. In collaboration with Otonomy, Inc. (“Otonomy”), a biopharmaceutical company dedicated to the development of innovative therapeutics for neurotology, we are developing an
AAV-based
gene therapy to restore hearing in patients with sensorineural hearing loss caused by a mutation in GJB2. Based on an amendment to the collaboration agreement that was effective January 1, 2022, we increased Otonomy’s control of the program and reduced our share of future product development costs.

Our Gene Therapy Platform
Although the concept of gene therapy is relatively straightforward, the process of developing and manufacturing vectors capable of delivering genetic material safely into a patient’s own cells is highly technical and demands significant expertise, experience and know-how.
Our approach to gene therapy product development is built on our core competencies in four key areas: vector selection, design, manufacturing and delivery, each of which is described in further detail below. One of our key capabilities is our depth of understanding of the complex interplay between the clinical disease, the cells in the patient’s body that need treatment, the selection of a capsid and a promoter, the design of the gene construct and the method of physical administration. We have spent a significant amount of time conducting research on the best combinations of these elements with the aim of developing safe and effective product candidates.
Vector Selection
The success of a gene therapy platform is highly dependent on the vector selected. Our platform is based on the use of a non-replicating
AAV vector to deliver the correct DNA directly to the nucleus of the cells affected by the disease. We believe that AAV vectors are particularly well suited for treating our target diseases and have advantages over other viral vectors, such as adenovirus, herpes virus and lentivirus including:

•	AAV is a small, simple non-enveloped virus with only two native genes, making the virus easy to engineer as an effective vector;

•	AAV is inherently stable and resistant to degradation;

•	AAV vectors can deliver functional genes in a manner that supports long-term production of protein, leading to sustained therapeutic effect, without altering the patient’s native DNA;

•	AAV vectors have a demonstrated safety profile across multiple human clinical trials in several indications; and

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

Vector Design
After selection of the vector type, there are other critical factors to be considered to maximize the safety and efficacy of the final gene therapy product:

•
Gene of Interest: The first step in vector design is to identify either the therapeutic protein that the patient’s own cells need to produce (which is expressed from a DNA sequence that defines the gene of interest), or other cargo content, such as gene editing components or an RNA targeting sequence. In many cases the DNA sequence must be engineered to be stable during manufacturing and delivery.

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

•
Capsid: After the promoter and gene of interest are selected, these elements must be packaged into an AAV capsid. There are 10
8
to 10
9
variations of AAV capsids with different abilities to bind to and enter varying cell types. We engineer these capsids in-house
and seek to collaborate with third parties with a goal of developing novel capsids that efficiently enter the type of cells that are affected by each of our targeted diseases.

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

As of July 31, 2022, we owned or licensed 37 patents and pending patent applications covering our manufacturing technology. We believe that our core competency and intellectual property estate in vector manufacturing provide a key differentiating element of our gene therapy platform.
The complexity of gene therapy manufacturing and lack of dedicated infrastructure to support it have historically resulted in poor reproducibility and lack of reliability in meeting material needs beyond early human clinical trials. rAAV vector manufacturing has been limited by inefficient constructs, poor scalability, inadequate yields and insufficient purity. Our focus is to develop an integrated production and testing platform capable of meeting both clinical and commercial needs and we are committing substantial resources in this area. Important features of our capabilities are set forth below.

•	Our propriety platform for AAV production generates high quality rAAV vectors with high packaging fidelity, high infectivity and low empty particles across multiple serotypes.

•	Our AAV production system generates high volumes of target material and has achieved more than 10-fold improvement in productivity compared to other manufacturing formats.

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
Taken together, we believe that the efficiency, productivity, scalability, characterization and regulatory definition of our proprietary rAAV manufacturing platform uniquely position us to quickly transition from early phase human clinical trials to late phase, Biologics License Applications (BLA) enabling data in our clinical programs.
Vector Delivery
Our gene therapy platform allows for vector delivery by a variety of methods, and we select the method that is best suited for the disease and cell type that we are targeting. In ophthalmology, the product candidate can best be delivered to cells in the eye by either injecting the product candidate under the retina (a sub-retinal
injection) or by injecting the product candidate into the vitreous of the eye (an intravitreal injection). We are using a sub-retinal
injection as the method of delivery for our XLRP and ACHM product candidates in our clinical trials and have developed an extensive training program for surgeons in order to assure consistent delivery across patients. Bionic Sight is using an intravitreal injection as the method of delivery for the optogenetic product candidate.
For each product candidate identified in our CNS preclinical programs, we will determine the optimal delivery approach to safely administer the product candidate and ensure optimal therapeutic effect.
Our Product Candidate Pipeline
AGTC-501
for the treatment of XLRP
AGTC-501
(laruparetigene zosaparvovec), our lead gene therapy development program for the treatment of XLRP, is designed to use an engineered AAV vector to insert a stabilized and functional copy of the RPGR gene into the patient’s photoreceptor cells.
AGTC-501
is comprised of a stabilized RPGR gene and a promoter that was specifically selected to drive efficient gene expression in primate rods and cones, maintain photoreceptor function and delay disease progression in preclinical models of disease. In addition, published non-human
primate, or NHP, studies showed that our proprietary AAV capsid had as much as twice the transfection efficiency in photoreceptors when compared to capsids used in competing programs.

Clinical development
We are currently conducting multiple clinical trials of
AGTC-501
that are intended to support the potential submission of a Biologics License Application (“BLA”), including a Phase 1/2 trial, or Horizon, which incorporates an expansion portion that we refer to as the Skyline trial.
Horizon is a dose escalation trial at multiple clinical sites in the U.S. that specialize in treating patients with inherited retinal diseases. Horizon includes five dose levels, spanning a range of approximately
80-fold,
that are intended to provide us with robust safety and biologic activity data with which to inform the next stages of clinical development. The primary endpoint of the trial is safety, and data released through 24 months after treatment have shown
AGTC-501
continues to demonstrate a favorable safety profile and is well tolerated by patients dosed both centrally and peripherally. No serious adverse events related to
AGTC-501
have been reported through month 24. In addition to safety, Horizon is evaluating biologic activity by assessing changes in several measures of visual function. There were clinically meaningful improvements in visual sensitivity, as measured by microperimetry, that continued through 24 months after treatment in centrally treated patients. Specifically, a clinically significant treatment effect in visual sensitivity was seen and sustained 24 months after treatment when comparing treated eyes to fellow untreated eyes in this trial, and improvements in visual sensitivity continue to correlate with improvements in retinal structure 24 months after treatment. In addition, improvements in best corrected visual acuity seen 12 months after treatment continue to show evidence of a biological response 24 months after treatment. Collectively, these clinical data are encouraging and continue to inform our clinical development in patients with XLRP.
XLRP Horizon Trial Design and Dosing Schedule

Boxed/shaded groups are dose groups moving forward to Skyline and Vista trials. N=29 for all patients dosed and N=20 for centrally dosed patients.

The Skyline trial (as shown in the figure below) is a 14 patient multi-site, Phase 2 trial in which patients are randomized to either a high dose of
AGTC-501
(the dose received by patients in Group 5 of Horizon), or a low dose of
AGTC-501
(the dose received by patients in Group 2 of Horizon).

*
Sub-retinal
injection of
AGTC-501
at up to 0.3 mL/eye in the study eye. Patient 14 did not reach Month 3 prior to data analysis.
The primary endpoint in the Skyline trial is the proportion of treated eyes with an improvement of 7 decibels (“dB”) or greater in visual sensitivity from baseline in at least 5 loci at 12 months as measured by microperimetry. Secondary endpoints include the proportion of treated eyes with improvements in best corrected visual acuity at twelve months, a patient’s ability to navigate a mobility navigation maze more successfully under varying light and challenge conditions at twelve months, and improvements in retinal structure at twelve months. The Skyline trial is masked in that we, the patients, and the sites do not know which patient is in which dose group or which dose group received the high or low dose. Accordingly, we refer to the two groups as Dose Group A and Dose Group B. We completed enrollment in the Skyline trial in the first quarter of calendar year 2022 and reported
3-month
interim results for 13 of the 14 enrolled patients in May 2022. Safety, visual sensitivity, visual acuity, and the mobility maze were the only endpoints evaluated at 3 months. Retinal structure improvements, another important endpoint, was not evaluated as changes in retinal structure are not expected until between 9 and 12 months.
Similar to safety results reported for Horizon, safety results to date for the Skyline trial support that
AGTC-501
is generally well tolerated and there are no clinically significant safety concerns. There were non-serious
ocular adverse events (grade 2) related to the study agent that were similar between the two dose groups and two ocular serious adverse events including an increase in intraocular pressure determined to be related to corticosteroids which has resolved, and one of visual impairment deemed related to the surgical procedure which is resolving.
Demographic and baseline characteristics were well balanced between the two dose groups in the Skyline trial. Notably, compared to Horizon, patients in the Skyline trial were younger, with better baseline visual sensitivity and visual acuity.

Improvements in visual sensitivity, the primary efficacy endpoint in the Skyline trial, were observed in both dose groups at three months and were consistent with patients that were responders from Horizon as shown in the figure below.

We define responders as patients who have at least 5 loci increase by at least 7 dB. The response rate in Dose Group A was 25% (1 of 4 patients, as one of the five patients in this group was unevaluable) and in Dose Group B was 62.5% (5 of 8 patients), representing a clear difference between the two groups. Notably, while we did not observe an increase in visual sensitivity of at least 7 dB in 5 pre-specified
loci, as required based on FDA feedback, we did observe an increase in visual sensitivity of at least 7 dB in 9 to 17 loci in the treated area. These responders also had improvements in mean visual sensitivity across the treated region versus the untreated eye per the repeatability coefficient.. The figure below is an example of one patient from the Skyline trial with such improvements in visual sensitivity.

The 13 patients for which data was reported in the Skyline trial had better baseline best corrected visual acuity, a mean of 66.9 ETDRS letters on an eye chart, which correlates to a Snellen visual acuity equivalent of approximately 20/40. We observed a positive trend in visual acuity three months after treatment. However, because patients in the Skyline trial started with better visual acuity than patients in the Horizon trial, we believe that there was less ability for them to improve relative to what we observed in the Horizon trial.
In addition, there was a correlation between visual sensitivity improvements and trends for patients able to complete the maze more rapidly and with fewer errors. We are working with the maze vendor on potential adjustments to account for the fact that only one eye was treated in this analysis, whereas previous use of the maze has been for patients treated in both eyes. It is possible that the better visual acuity of the patients in the Skyline trial at baseline also affected the interpretation of the maze results.
The Skyline trial has a similar design and endpoints to the Vista clinical trial, which is a multi-site, Phase 2/3 clinical trial expected to include approximately 60 patients randomized across three arms: a low-dose
group (the 1.2E+11 vg/mL dose from the ongoing Horizon and Skyline trials), a high-dose group (the 1.1E+12 vg/mL dose from the ongoing Horizon and Skyline trials) and an untreated control group. We believe that if the Vista trial has similar outcomes as both the Horizon and the Skyline trials, the body of data will support a BLA submission for
AGTC-501.

The primary endpoint will be improvement in visual sensitivity, defined as having at least a 7 dB increase in visual sensitivity in at least 5 pre-specified
loci at Month 12. Together with a third-party vendor, we have developed a machine learning algorithm based on the available microperimetry data from Horizon and Skyline expansion trials that, on a patient-by-patient
basis, predicts the loci most likely to improve through evaluation of baseline visual sensitivity. Secondary efficacy endpoints in the Vista trial include mean change in visual sensitivity, improvements in visual acuity and performance on the mobility maze as well as structural improvements in retinal health as measured by changes in the ellipsoid zone (the “EZ”), a defined region within the photoreceptor layer of the retina that degenerates over time and is eventually lost in patients with XLRP. Subject to the availability of additional funding, we plan to complete a masked interim analysis, with the interim data expected to be released in the first half of calendar year 2023. We believe that the interim analysis, together with data from the Horizon and Skyline trials, may provide us with the opportunity to discuss with the FDA potential amendments to the Vista trial, if necessary, that may support an earlier BLA submission than we would otherwise anticipate, or optimize the design of the trial.
To date, we have released a significant amount of preclinical and clinical data including improvements in visual sensitivity and visual acuity, as well as improvements in retinal health that we believe support both the potential safety and biological activity of
AGTC-501.
These data include the recent release of the interim data from the ongoing Horizon and Skyline trials. Data from the ongoing Horizon trial show improvements in visual sensitivity as measured by Macular Integrity Assessment (“MAIA”) and continue to correlate with improvements in retinal structure as measured by EZ up to 24 months after treatment. There was moderate correlation 12 months after treatment and substantial correlation 24 months after treatment.
Given the efficacy and safety data generated to date, we believe that
AGTC-501
is a potential
best-in-class
product candidate that may provide significant benefits to patients with XLRP, if approved. Subject to the availability of additional funding and any continuing impact of the
COVID-19
pandemic, we expect to achieve the following milestones in the XLRP development program:

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
Clinical development
We are currently conducting a Phase 1/2 clinical trial of
AGTC-401
in ACHM patients with mutations of the CNGB3 gene (ACHMB3) and a separate Phase 1/2 clinical trial of
AGTC-402
in ACHM patients with mutations of the CNGA3 gene (ACHMA3). Each Phase 1/2 clinical trial is being conducted at multiple clinical sites that specialize in inherited retinal diseases. The primary objective of these trials is to identify a well-tolerated dose that provides clinical benefit to patients. To date, we have enrolled a total of 31 adult and pediatric patients into the ACHMB3 trial of
AGTC-401
and 24 adult and pediatric patients in the ACHMA3 trial of
AGTC-402
and do not plan to enroll any additional patients in either trial. We have data from a portion of the patients in these trials up to 24 months after treatment, including our most recent release in February 2022 of
3-month
data for the two highest dose groups of ACHMB3 and ACHMA3 pediatric patients that also included updated adult safety data. These data are consistent with the data previously released in adult and pediatric ACHMB3 and ACHMA3 patients.
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
We also reported updated interim
3-month
pediatric data and adult and pediatric safety data for the 24 patients enrolled in the Phase 1/2 study of
AGTC-402
targeting CNGA3 mutations in patients with ACHMA3. Data from the five pediatric patients in the two highest dose groups were consistent with previously reported results, indicating no evidence of clinical improvements, and do not support further clinical development. Most patients with CNGA3 mutations express a mutant protein that is not typically found in patients with CNGB3 mutations, which we believe may have impacted the results seen in patients that received
AGTC-402.
We intend to continue to follow the ACHMA3 patients for long-term safety observations.
As previously reported, in both the ACHMB3 and ACHMA3 trials, treatment with the highest dose (3.2 E+12vg/ml) of
AGTC-401
and
AGTC-402,
respectively, led to three cases of severe ocular inflammation in pediatric patients, which were reported as Suspected Unexpected Serious Adverse Reactions, or SUSARs. No new additional SUSARs in any adult or pediatric patients have been reported and the inflammation in all previously reported SUSARs improved with an adjusted steroid regimen. Two SUSARs (ACHMA3) have since fully resolved and one (ACHMB3) continues to improve, with all three patients’ best corrected visual acuity returning to baseline after initial declines in visual acuity were observed following the SUSARs. Importantly, we have not yet observed any comparable inflammation in any of our XLRP clinical trials.
We had a collaborative and productive End of Phase 2 (“EOP2”) meeting with the FDA to discuss the potential future development of
AGTC-401
and received constructive feedback from the FDA on our proposed primary and secondary endpoints for a Phase 2/3 clinical trial. With respect to the primary endpoint of improvement in visual sensitivity relative to baseline, the FDA reiterated that a 7 dB change in at least 5 pre-specified
loci is required. However, they indicated a willingness to review an alternative approach to perimetry from a model used in other trials, which would need to be adapted specifically for ACHMB3. The FDA also indicated that improvements in light discomfort may be an acceptable secondary endpoint in a Phase 2/3 clinical trial of
AGTC-401.
We are working through the details of our future plan for
AGTC-401,
but we have paused development activities due to funding constraints.
Product Candidate to Treat Advanced Retinal Disease
In partnership with Bionic Sight, we provided preclinical and IND application support in Bionic Sight’s development of an optogenetic candidate treatment for individuals with retinitis pigmentosa (RP) who have lost light sensitivity. RP is a large group of inherited retinal disorders in which progressive degeneration of photoreceptors or retinal pigment epithelium (RPE) leads to vision loss that is independent of a patients’ genetic mutation. In Europe and the United States, about 200,000 patients suffer from RP and every year between 15,000 and 20,000 patients with RP suffer vision loss. The clinical manifestations of affected individuals present first as defective dark adaptation or “night blindness,” followed by reduction of peripheral visual fields and, eventually, loss of central vision. While the photoreceptor cell layers of these patients degenerate, the ganglion cell layer remains intact and functional.
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
The candidate treatment currently in clinical development by Bionic Sight is an AAV2 vector, injected intravitreally, that expresses a modified optogenetic gene, ChronosFP, in the retinal ganglion cells. The ChronosFP protein that is expressed is believed to have a more dynamic range of sensitivity and responsiveness than other optogenetic proteins being developed. In conjunction with the gene therapy treatment, Bionic Sight is developing a wearable prosthetic device that uses a novel algorithm to provide light signals to the retinal ganglion cells in a pattern similar to that produced by normal photoreceptor cells, which gives the treatment the potential to produce images the brain can recognize and may significantly enhance vision in patients receiving the optogenetic treatment. The IND for the program was successfully cleared by the FDA, and Bionic Sight initiated a Phase 1/2 clinical trial to test safety and potential efficacy of the treatment. In March 2021, Bionic Sight, which has responsibility for conducting the clinical trial, reported promising results in its first two cohorts of patients. Bionic Sight reported that the treated patients, all of whom have complete or near-complete blindness, can now see light and motion, and, in two cases, can detect the direction of motion. Based on this report the product appears to be safe and well tolerated and Bionic Sight is continuing to enroll patients at the highest dose levels. We currently have no financial obligations to Bionic Sight under the related collaboration agreement.

Preclinical Pipeline Programs
We believe that our advanced gene therapy platform will enable us to develop and test new AAV vectors that carry gene sequences both for other inherited diseases in ophthalmology (it is estimated that approximately 290 genes causing inherited retinal disease have been identified), as well as larger ocular indications for which intervention at a specific target gene or pathway has been clearly identified. By leveraging the existing work on our lead programs and further deployment of technology advances, we believe we can reduce the need for early research work. In this way, we anticipate being able to move products efficiently through preclinical studies thereby enabling us to partner these programs or move them into clinical development on our own. Our preclinical programs are summarized below.
Dry AMD
An estimated 15 million people in North America have AMD, of which
85-90 percent
are diagnosed with the
non-exudative
dry form. This medical condition may result in blurred or no vision in the center of the visual field, which can make it hard to recognize faces, read, drive and perform daily activities. Progression to geographic atrophy (or wet AMD) leads to serious risk of blindness. Dysregulated complement pathway is considered an important factor in the disease etiology, and a component of the alternative complement pathway CFH, is known to have a strong genetic risk association with AMD. Individuals with mutations in CFH have an increased risk of developing AMD that is six times greater than those who do not have such mutation. Preclinical data in relevant animal models support the approach of CFH gene augmentation as a potential therapeutic strategy for AMD. The full length CFH gene is too large to fit into a single AAV, and so in this case, we adopted a different approach and designed multiple engineered truncated forms, testing these in combination with different promoters to determine if they retain activity. From these studies, we identified a preferred construct that retains functionality both in vitro and in vivo. For example, we have shown that the construct targets the complement cascade in the retina of a cfh
knockout mouse model and have performed expression studies in NHP retina models. This program is currently in
IND-enabling
safety and biodistribution studies and any future development is subject to the availability of additional funding.
Frontotemporal dementia (FTD)
FTD is a degenerative brain disorder, second only to Alzheimer’s disease in terms of prevalence and incidence on the dementia spectrum. Similar to Alzheimer’s Disease, the prevalence of FTD is on the rise due to the aging population, and there are currently no approved treatments for FTD. Mutations in the progranulin gene are one of the three main genetic causes of FTD, representing approximately 20% of familial FTD, and accounting for 7,500 to 15,000 cases in the US. Progranulin (PGRN) is a glycoprotein that undergoes protease enzyme-dependent
cleavage into smaller subunits called granulins, and these granulins may play a key role in inflammation, wound repair, tumorigenesis and sexual differentiation. PGRN is critical in neurons for proper trafficking and function of lysosomal enzymes such as ß-glucocerebrosidase and cathepsin D. PGRN haploinsufficiency (the loss of gene expression from one allele, resulting in reduced levels) is causally connected to FTD, and PGRN-deficient neurons are prone to accumulation of the protein
TDP-43,
which is thought to then lead to neurodegeneration. We are seeking to the augment PGRN levels in order to restore its physiological balance, and this approach is supported by several studies in PGRN-deficient mouse models, where both the pathological and behavioral changes that occur as a result of PGRN loss have been rescued. Following extensive preclinical analysis exploring different capsid, promoter and transgene combinations, we have devised a novel AAV construct to enhance PGRN expression in the brain following direct vector administration into the cerebrospinal fluid. We measured in dosed NHPs the cerebrospinal fluid levels of PGRN and confirmed that projected therapeutic levels are achievable within a defined dose range without affecting PGRN levels in plasma. This program is currently in
IND-enabling
safety and biodistribution studies and any future development is subject to the availability of additional funding.

Amyotrophic lateral sclerosis (ALS)
ALS (Lou Gehrig’s disease) is an autosomal dominant, fatal, adult-onset disease with no truly effective therapy. It is the most common adult-onset motor neuron disease, with approximately 30,000 cases in the US, and is characterized by upper and lower motor neuron degeneration. Early symptoms are of muscle weakness that progresses and then ultimately results in respiratory failure, with death usually occurring within 3 to 5 years of first symptoms. There are both sporadic (approximately 90%) and familial (approximately 10%) forms of the disease, with the most common genetic cause linked to the C9orf72 gene, representing
30-40%
of cases. C9orf72 mutations are also present in FTD. C9orf72 gene six nucleotide repeat expansions can result in both gain-of-toxicity
and
loss-of-function,
both of which are believed to contribute to the pathogenesis in C9orf72-related disease. Targeting of such repeat sequences with antisense oligonucleotides or artificial microRNAs, for example, has been shown to reduce the accumulation of intra-nuclear transcripts. We are working on a novel integrated therapeutic approach that we believe has the potential to fully address all of the cellular deficits associated with the mutations. Currently we are identifying the optimal microRNAs (knockdown of gain-of-toxicity)
and functional C9orf72 gene product (replace) combination to develop therapeutic AAV that addresses all aspects of the disease-causing mutation, which work will continue subject to the availability of additional funding.
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
On February 2, 2017, we entered into a strategic research and development collaboration agreement with Bionic Sight to develop therapies for patients with visual deficits and blindness due to retinal disease. Through the AGTC-Bionic Sight collaboration, the companies are seeking to develop a new optogenetic therapy that leverages our deep experience in gene therapy and ophthalmology and Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding.
Under the terms of the agreement, we provided cash investment and in-kind
support in the form of ongoing research and development efforts focused activities required to file an IND for the selected product candidate and to achieve successful clearance by a relevant Institutional Review Board (IRB). Our current equity ownership in Bionic Sight is approximately 15.2%.
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

In April 2021, we announced a licensing agreement with TeamedOn International, Inc., a biotechnology company dedicated to advancing gene therapies for rare diseases, including ophthalmic indications, to advance gene therapy to treat
X-linked
retinoschisis, or XLRS, an inherited disease that causes loss of vision due to degeneration of the retina in males. Under the terms of the agreement, we will provide TeamedOn with the clinical trial material, preclinical and clinical data generated for the development of our investigational intravitreal gene therapy candidate,
rAAV2tYF-CB-hRS1.
We previously demonstrated a reasonable safety profile for our XLRS program but discontinued development in 2018 because defined efficacy endpoints were not met using intravitreal injection. The goal of the licensing agreement is to evaluate whether a sub-retinal
approach to administering the therapy will have an increased likelihood for producing detectable biological activity in patients with XLRS. TeamedOn has prepared to reinitiate clinical development of the program and we will be eligible to receive milestones and royalties based on clinical progress.
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
Our relationship with the University of Florida
All of our scientific founders spent part of their careers at the University of Florida, or UF, and two are still UF faculty members. Since our inception we have licensed significant technology from and funded research at multiple labs at UF. As of July 31, 2022, we had four agreements wherein we licensed seven U.S. patents and multiple pending applications covering inventions made at UF. UF has multiple capabilities in genetic cloning, gene therapy manufacturing, novel capsid identification, animal model development and facilities for both small and large animal testing and, in certain instances, we have benefited from the ability to conduct important research at UF without having to expand in-house
facilities and personnel.
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
Our relationships with patient advocacy groups and academic centers
We have long believed that when developing product candidates to treat orphan indications it is important to form strong relationships with patient advocacy groups, and we have done this successfully with the Foundation Fighting Blindness, Fighting Blindness Canada and other organizations that are well known for their advocacy of patients’ interests in obtaining diagnosis, developing treatments and providing for reimbursement. More importantly, these organizations have been instrumental in assisting us in forming ties with disease experts, recruiting patients into clinical trials and helping us to understand the needs, wants and concerns of patients. We also have relationships with other advocacy organizations such as Achroma Corp., the BCM Family Foundation, MOMS For Sight, Curing Retinal Blindness Foundation, Hope In Focus, National Organization for Rare Disorders, Italian Achromatopsia Association (IAA), and the Alliance for Regenerative Medicine.
In order to gain further patient specific insights to support our later stage ophthalmology clinical development, we have formed a Patient Advisory Council comprised of individuals with inherited retinal diseases (IRDs) and members from the global community of organizations that represent them. AGTC’s Patient Advisory Council are initially focused on providing input on XLRP clinical trial patient experiences, processes, recruitment, and enrollment. In addition, the council will serve as consultants on ongoing and future clinical trial activities, including protocol design, patient registries, development of patient outreach and education materials, and will liaise with AGTC’s Scientific Advisory Board and the broader healthcare providing community. In addition, we have formed strong relationships with key academic centers across the United States that have core competencies in gene therapy, orphan ophthalmology AMD and other disease areas, such as CNS and otology. These centers conduct sponsored research, act as advisors and collaborate with us on grant proposals. Since our inception, we have been awarded a variety of grant funding, either independently or with our collaborators. This funding has provided peer-reviewed scientific validation of our programs and has facilitated critical early-stage research for our lead product candidates.
Intellectual property
We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including seeking, maintaining and defending patent rights, whether developed internally or in-licensed
from third parties, and seeking patent term extensions where available. We also rely on trade secrets relating to our proprietary technology platform, know-how,
continuing technological innovation and
in-licensing
opportunities to develop, strengthen and maintain our proprietary position in the gene therapy field that may be important for the development of our business. In addition to intellectual property and trade secrets, when possible, we also will rely on regulatory protection afforded through orphan drug designations, data exclusivity and market exclusivity for our product candidates.
Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how
related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, having made, using, selling, offering to sell or importing our product candidates may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both in-licensed
and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial product candidates and methods of manufacturing the same.
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
As of July 31, 2022, our patent portfolio included 119 patents and patent applications that we owned and 69 patents and patent applications that we have exclusively licensed. More specifically, as of such date, we owned 3 U.S. patents, 12 pending U.S. patent applications, 49 foreign patents and 55 foreign patent applications. As of July 31, 2022, we in-licensed
7 U.S. patents, 2 pending U.S. patent applications, 58 foreign patents and 2 pending foreign patent applications. Of the patents and patent applications that we owned or in-licensed,
37 covered methods to manufacture AAV vectors, the longest lived and most significant of which is expected to expire in 2029. In October 2017, we were awarded U.S. Patent Number 9,783,826 directed to methods of producing recombinant AAV viral particles using suspension BHK cells. This patent extends the protection on our AAV manufacturing platform from 2025 to 2029.
Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our gene therapy product candidates and AAV manufacturing process. Our owned and in-licensed
patent portfolio

includes, but is not limited to, patents and patent applications directed to our XLRP and ACHM programs, as well as our foundational AAV production platform. See also “License agreements.”
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

The University of Florida
As of July 31, 2022, we had four agreements with the University of Florida Research Foundation, or UFRF, an affiliate of the University of Florida, or UF, of which the principal licenses are as follows:

•
A joint license from UFRF and Johns Hopkins University, or JHU, signed in October 2003 related to a particular HSV construct and various compositions thereof. We had an exclusive license in all fields of use. The longest-lived patent covered by this license expired on September 23, 2022, and this license is now terminated.

Under the terms of this license, we made cash and stock-based up-front
payments to UFRF and JHU, and were required to make payments ranging from the mid-five
figures to the
low-six
figures based upon development, regulatory and commercial milestones for any product candidates covered by the in-licensed
intellectual property. We were also required to pay a royalty on net sales of product candidates covered by the in-licensed
intellectual property in the
low-single
digits. We made annual maintenance payments in the low four figures under this license agreement, which payments would have been credited against royalty payments on a year-by-year
basis.

•
Two licenses from UFRF, signed in September and November 2012, respectively, relate to the use of engineered AAV capsids. We have an exclusive license to the patents covered by the November 2012 license in the fields of ACHM, XLRS and XLRP and a semi-exclusive license in all other fields of orphan ophthalmology. We have a non-exclusive
license in all fields of use with respect to the patents covered by the September 2012 license. Currently, these patents are most useful for our ACHM and XLRP programs, but could be important for treating a wide variety of diseases as the engineered capsids have been shown to be able to enter cells more effectively than standard AAV capsids.

Under the terms of these licenses, we made cash
up-front
payments to UFRF and are required to make payments ranging from the mid-five
figures to the
low-six
figures based upon development, regulatory and commercial milestones for any product candidates covered by the in-licensed
intellectual property. Assuming that we meet each of the specified development, regulatory and commercial milestones not more than once for each product candidate, the maximum aggregate milestone payments payable under these licenses with respect to any individual product that we commercialize will be $0.6 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed
intellectual property in the
low-single
digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of such license income in the mid-single
digits. We are required to make annual maintenance payments in the mid four figures under these licenses, which payments are creditable against royalty payments on a year-by-year
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

•
An Evaluation and License Agreement from UFRF, signed in May 2019, relates to the use of engineered AAV capsids in the field of otology. Under the terms of the agreement, we undertook the evaluation of multiple promising capsid candidates for potential application in otology. In December 2019, we entered into a non-exclusive
license agreement for three capsids that showed the most potential to support therapeutic development. Under the terms of the license agreement, we made a cash up-front
payments to UFRF and will be required to make payments ranging from the mid-five
figures to the
low-six
figures based upon development, regulatory and commercial milestones for any product candidates covered by the in-licensed
intellectual property. Assuming that we meet each of the specified development, regulatory and commercial milestones not more than once for each product candidate, the maximum aggregate milestone payments payable under these licenses with respect to any individual product that we commercialize will be $0.25 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed
intellectual property in the
low-single
digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of such license income in the mid-single
digits. We are required to make annual maintenance payments in the low four figures under these licenses until such time as royalties on commercial sales exceeds these amounts.

Competition
Specific Competition for Our Lead Programs
For XLRP, 4D Molecular Therapeutics, MeiraGTx and Biogen are developing
AAV-based
gene therapies and MeiraGTx also has competing programs in ACHMB3 and ACHMA3. We believe that these companies and others could be planning to initiate clinical trials in the future that have the potential to be competitive with our programs. We further believe that the key competitive factors that will affect the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience of administration and delivery, price, the level of generic competition, market exclusivity and the availability of reimbursement from government and other third-party payors.
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
Currently there are no approved products for any of our lead orphan ophthalmology indications of ACHM and XLRP. We are aware of a number of companies focused on developing gene therapies in various indications, including Adverum Biotechnologies Inc., Akous, Apic Bio, Inc.,
Axovant-now
Sio Gene Therapies, bluebird bio, Inc., Decibel Therapeutics, 4D Molecular Therapeutics, GenSight Biologics S.A., MeiraGTx Limited (partnered with Janssen Pharmaceuticals), ProQR Therapeutics N.V., REGENXBIO Inc., the Roche Group (Spark Therapeutics), Ultragenyx Pharmaceuticals, Inc. and uniQure N.V., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.
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
Due to the
COVID-19
pandemic, the FDA issued guidance in January 2021 to sponsors of gene therapy products (licensed and investigational) which provides risk-based recommendations to minimize potential transmission of the novel coronavirus during manufacturing. This guidance will remain in effect for as long as the Department of Health and Human Services keeps the
COVID-19
Public Health Emergency in effect. The Public Health Emergency went into effect January 27, 2020 and has been renewed approximately every ninety (90) days since that date. The Public Health Emergency was again renewed July 15, 2022 for ninety (90) days.
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
Recent developments in regulation of gene therapy
In August 2017, Kymriah (tisagenlecleucel) became the first gene therapy product approved by the FDA. It was followed by additional gene therapy product approvals, including Luxturna (voretigene neparvovec-rzyl)
in December 2017. The Luxturna approval is of relevance to us because it is a subretinally administered AAV vector that treats patients with a rare form of inherited vision loss. It is also the first
FDA-approved
gene therapy that targets a disease caused by mutations in a specific gene. In 2021, the FDA approved Abecma (idecabtagene vicleucel), a cell-based gene therapy, for the treatment of multiple myeloma in March and BREYANZI (lisocabtagene maraleucel), another cell-based gene therapy, for the treatment of patients with relapsed or refractory large
B-cell
lymphoma in February. In April 2022, Yescarta (axicabtagene ciloleucel) was approved for the treatment of adult patients with large
B-cell
lymphoma. In August 2022, the FDA approved bluebird bio Inc’s cell-based gene therapy Zynteglo for the treatment of adult and pediatric patients with beta-thalassemia who require regular red blood transfusions.
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
In Europe, eleven gene therapy products have been approved by the European Medicines Agency, or the EMA. In 2012, the EMA approved a gene therapy product called Glybera, which was the first gene therapy product approved by regulatory authorities anywhere in the Western world. The marketing authorization for Glybera has since expired following the marketing authorization holder’s decision not to apply for renewal. Most recently, Abecma became the eleventh gene therapy product approved by the EMA.
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
The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, although IND sponsors generally wait until the FDA affirmatively provides notice that the agency has no issues with the IND. Under the FD&C Act, the FDA has the authority to prohibit a sponsor from conducting a clinical trial, referred to as a clinical hold (or a partial clinical hold), if the investigational product poses an unreasonable risk to the safety of trial subjects, taking into account the qualifications of the clinical investigators, information about the drug, the design of the clinical investigation, the condition for which the drug is to be investigated, and the health status of the subjects involved, or for any other reason the FDA has established by regulation, which are numerous and include, for example, deficiencies in study design or insufficient information to assess the risks to the subjects of a proposed study. If the FDA places the clinical trial on clinical hold within the
30-day
time period after submission of an IND, the IND sponsor must address the FDA’s concerns and the FDA must lift the clinical hold before the clinical trial can begin. With gene therapy protocols, the FDA may seek advice from the FDA’s Cellular, Tissue, and Gene Therapies Advisory Committee at any time on data, including preclinical data, related to the safety, effectiveness, and appropriate use of gene transfer therapies. This Advisory Committee consists of members selected by the FDA Commissioner considered to be authorities knowledgeable in the fields of gene therapies and related specialties. If the FDA recommends public review of the protocol or seeks comments from the Cellular, Tissue, and Gene Therapies Advisory Committee, initiation of the clinical trial could be delayed. The FDA may also impose a clinical hold at any time during the conduct of a clinical trial due to, for example, new safety concerns, another drug under investigation or approved for the same indication and available to the same patient population has demonstrated a better potential benefit/risk balance, or one or more adequate and well-controlled studies strongly suggest the lack of effectiveness. A trial on clinical hold may be initiated or continued when the FDA lifts the hold in writing and then only under terms specified by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that would lead to the suspension or termination of such trials.
Clinical trials in general involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Gene therapy clinical trials are not administered to healthy volunteers. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including rules that ensure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the GCP regulations and standards, human subject protection requirements, and the FDA’s investigational new drug requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Clinical trials also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.
Human clinical trials are typically conducted in three sequential phases that may overlap, be combined, or be bifurcated into two parts:

•
Phase 1
. The biological product candidate is initially introduced into healthy human subjects (in non-gene
therapy trials) and tested for safety. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•
Phase 2
. The biological product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•
Phase 3
. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product approval and labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be required as a condition of approval or may be recommended after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.
Depending on the type of product and mechanism of action, the FDA may recommend that sponsors observe subjects for potential gene therapy-related delayed adverse events as part of a long-term follow up before licensure, which may include annual examinations and/or annual queries, either in person or by questionnaire, of trial subjects. The FDA may recommend the establishment of a patient registry after licensure specifically to collect adverse event data from gene therapy patients.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, which must include information about any serious and unexpected suspected adverse reactions, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients.
Human gene therapy products are a new category of therapeutics. Although the FDA has approved five gene therapy products and two cell-based gene therapy products in the United States, gene therapy remains a relatively new and expanding area of novel therapeutic interventions. Consequently, there can be no certainty as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval. Over the last several years the FDA has issued helpful guidance on development of gene therapy products and in January 2020 finalized a guidance for gene therapy products for rare diseases in which the FDA encourages sponsors to communicate with the FDA in the early stages of development as well as throughout the development and clinical study process. This guidance provides the FDA’s recommendations for manufacturing, preclinical and clinical trial design issues for all phases of the clinical development program.
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
In January 2021, the FDA issued final guidance with recommendations regarding the design of long-term follow-up
studies for the collection of data on delayed adverse events following the administration of an investigational gene therapy products. The FDA expects these long-term studies to extend beyond the scheduled observations and active follow-up
period of a clinical trial and be in place after approval of a BLA. This guidance finalized the draft guidance of the same title issued in July 2018 and supersedes the FDA guidance titled “Gene Therapy Clinical Trials – Observing Subjects for Delayed Adverse Events” dated November 2006. The final guidance is also intended to supplement the guidance titled “Testing of Retroviral Vector-Based Human Gene Therapy Products for Replication Competent Retrovirus during Product Manufacture and Patient
Follow-Up,”
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
indication.

Within 60 days following submission of a BLA, the FDA conducts a review to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it determines is incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the application is accepted for filing, the FDA begins an in-depth
substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product candidate is being manufactured in accordance with GMP regulations to ensure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, such as the Cellular, Tissue, and Gene Therapy Advisory Committee, a panel that typically includes clinicians and other subject-matter experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to ensure the safe use of the biological product candidate. A REMS may be imposed to ensure safe use of the drug, and could include medication guides, physician communication plans, or elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
Before approving a BLA, the FDA must inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to ensure consistent production of the product candidate within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to ensure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. If information from such an inspection, or from any other source, raises a significant question about the integrity of the clinical data, the FDA may suspend review of the BLA under its Application Integrity Policy, or AIP. After AIP has been invoked, the FDA will not resume substantive review of any pending application unless and until the data have been validated. To ensure data integrity and GMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, recordkeeping, production, and quality control.
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
If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product candidate. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post approval clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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
If a product candidate that has orphan-drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the “same” drug or biological product for the same indication for seven years; however, the FDA has not yet established what characteristics of a gene therapy product are relevant to determining whether two gene therapy products would be considered the same for purposes of orphan drug market exclusivity. In January 2020, the FDA issued a draft guidance in which the FDA proposed its interpretation of the “sameness” criterion for determining whether a gene therapy product will be eligible for orphan drug market exclusivity. The FDA proposed to consider two gene therapy products for the same indication to be different, thus each eligible for market exclusivity, if they have different transgenes and different vectors, different transgenes regardless of whether they have the same vectors, or different vectors from a different viral class. The public docket to submit comments on the draft guidance closed on July 28, 2020. The FDA revised and finalized this guidance document in September 2021, stating that it intends to consider two gene therapy products for the same indication to be different, thus each eligible for market exclusivity, if they express different transgenes regardless of whether they have same vectors, or if they use different vectors, regardless of whether they express the same transgene. Generally, the FDA intends to consider vectors from a different viral group (e.g., gammaretrovirus vs. adeno-associated virus) to be different vectors. In addition, generally, the FDA intends to consider vectors from the same viral group to be different when the differences between the vectors impact factors such as tropism, immune response avoidance, or potential mutagenesis. The FDA noted that it will determine whether variants from the same viral group are the same or different on a case-by-case
basis. Minor differences, such as polymorphism, in transgenes and/or vectors will not generally render the gene therapy products to be different for purposes of determining “sameness.” Finally, the FDA stated that two gene therapy products with the same vector and same transgene may still be considered different depending on additional features of the final product that can contribute to the therapeutic effect, such as promotors, enhancers, and splicing elements. The FDA will make such determinations on a case-by-case
basis. If the first gene therapy product has orphan drug exclusivity, a second gene therapy product that the FDA considers to be the same will not be approved until after the exclusivity period expires.
In limited circumstances, the FDA may approve a second drug or biological product that is the same as the reference drug or biological product during an exclusivity period, such as when the second product shows clinical superiority to the product with orphan exclusivity. In addition, during the exclusivity period of the first product, the second same product may still be able to obtain approval for a different indication for which the orphan product does not have exclusivity. Competitors also may be able to obtain approval of different products for the same indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of a biological product that the FDA determines is the same as our product or if the FDA determines that our product candidate’s indication or disease is within or the same as the competitor product’s indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.
Expedited development and review programs
The FDA has a Fast Track program that is intended to expedite and facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and shown to have the potential to address unmet medical needs for the disease or condition. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product candidate at any time during the clinical development of the product candidate. Unique to a Fast Track designated product candidate, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted if: the sponsor provides a schedule for the submission of the sections of the application; the FDA agrees to accept sections of the application and determines that the schedule is acceptable; and the sponsor pays any required user fees upon submission of the first section of the application.
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

Following the establishment of the breakthrough therapy designation, the FDA established the regenerative medicine advanced therapy (RMAT) designation in conjunction with the 2016 21 st
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
Research and Development
Our research and development expenses were $49.5 million and $44.4 million for the years ended June 30, 2022 and 2021, respectively.
Employees
As of June 30, 2022, we had 102 full-time employees, 53 of whom have Ph.D., M.D. or other post-graduate degrees. Of these full-time employees, 71 were engaged in research and development activities and 31 were engaged in finance, human resources, facilities, and general management.
During the years ended June 30, 2022, and 2021, all of our personnel were co-employees
of AGTC and a professional human resource service organization, Insperity PEO Services, L.P., or Insperity. Insperity is a
co-employer
of our personnel and is responsible for administering all payroll functions, including tax withholdings, and providing health insurance and other benefits to those individuals. We reimburse Insperity for its costs and pay Insperity an administrative fee for its services. We are responsible for, and control, all aspects of the hiring, retention, compensation, management and supervision of our personnel. We consider the terms of our contract with Insperity to be reasonable and customary and believe that this arrangement provides substantial benefit to us in the form of lower costs for employee benefits and a reduced administrative burden on us.
We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our incentive plans are to attract, retain and reward personnel through the granting of share-based compensation and cash-based performance bonus awards, to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.
Corporate information
We were incorporated in Florida in January 1999 and reincorporated in Delaware in October 2003. On April 1, 2014, we completed our initial public offering of our common stock, which is traded on the Nasdaq Global Market under the symbol “AGTC.” Our principal executive offices are located at 14193 NW 119 th
Terrace, Suite 10, Alachua, Florida 32615, and our telephone number is
(386) 462-2204.
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
We use “AGTC” and the double helix logo as trademarks in the United States and other countries. As of June 30, 2022, these trademarks have been registered in the United States, the European Union and Japan.
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
Form 10-K and
our other filings with the Securities and Exchange Commission, before making an investment decision regarding our common stock.

•	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

•
In order to obtain regulatory approval for and commercialize our product candidates, we will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

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

•	We expect to rely on third parties to conduct key aspects of our product manufacturing and protocol development, and these third parties may not perform satisfactorily.

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
AGTC-501,
the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

•
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

•
On June 7, 2022, we received a notice from The Nasdaq Stock Market LLC, or Nasdaq, indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Market, as set forth in Listing Rule 5450(a)(1). If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our common stock will be subject to delisting.

•
If we fail to regain or maintain compliance with the continued Nasdaq listing requirements and our common stock, is delisted, it could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital.

•	The market price for our common stock has been, and is likely to continue to be, volatile, which could contribute to the loss of your investment.

•	We may enter into or seek to enter into strategic business transactions, including a merger, which may disrupt our business or divert management attention.
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
We may be forced to amend, delay, limit, reduce or terminate the scope of our clinical and preclinical programs and/or limit or cease our operations if we are unable to obtain additional funding. As of June 30, 2022, we had cash and cash equivalents totaling $46.4 million. We believe that there is presently insufficient funding available to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs for a period exceeding 12 months from the date of filing this Annual Report on
Form 10-K. During such 12-month period, our
future liquidity needs will be primarily based on the: (i) success and progression of our product candidates; (ii) repayment obligations under our long-term debt agreement; and (iii) costs to operate our leased build-to-suit manufacturing and
quality control facility. We will also require substantial additional funding to: (i) continue the conduct of our Vista trial for
AGTC-501;
(ii) move
AGTC-401,
our ACHMB3 product candidate, forward; (iii) complete the process necessary to seek regulatory approval for our lead product candidates; and (iv) build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved. To provide the maximum degree of financial flexibility, we may consider various potential opportunities to fund future operations and/or modulate liquidity needs, including: (i) seeking various strategic transactions, including a merger, that provide funding for our programs; (ii) entering into one or more collaborations to offset the costs of our leased manufacturing and quality control facility; (iii) reducing our expenditures on research and development activities and/or restructuring our operations; and (iv) raising new capital through equity or debt financings or other sources. However, we may be unable to successfully execute any of the plans described above, raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. On September 21, 2022, the Federal Reserve Board announced an increase of 0.75% in the federal funds rate and indicated that further rate increases will be announced in the short-term to combat rising inflation in the United States. Such rate increases may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability and less favorable equity markets. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition and would jeopardize our ability to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern.
In order to obtain regulatory approval for and commercialize our product candidates, we will need to raise additional funding in the future, which may not be available on acceptable terms, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
Other than our product candidates for the treatment of XLRP, ACHMB3 and ACHMA3, all of our lead programs in orphan ophthalmology and otology are currently in preclinical development. Developing gene therapy products is expensive, and we expect our research and development expenses to increase substantially as we advance our current product candidates in clinical trials and as we undertake preclinical studies of new product candidates.
Our operations have consumed substantial amounts of cash since inception. As of June 30, 2022 and 2021, our cash and cash equivalents and investments amounted to $46.4 million and $107.1 million, respectively. Our research and development expenses were $49.5 million and $44.4 million for the years ended June 30, 2022 and 2021, respectively. We believe that there is presently insufficient funding available to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs for a period exceeding one year from the date of this filing with the SEC. In order to complete the development of any of our product candidates, we will require substantial additional funding. As a result, we will need to promptly seek additional funds through one or more of the following: (i) various strategic transactions, including a merger; (ii) entering into one or more collaborations to offset the costs of our leased manufacturing and quality control facility; and (iii) raising new capital through equity or debt financings or other sources.

Any such fundraising efforts may divert our management from their day-to-day
activities, which may adversely affect our ability to develop and commercialize our product candidates or continue the build out of our manufacturing capabilities. In addition, financing may not be available to us in the future in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of additional indebtedness would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness, and we may be required to agree to additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through various strategic transactions, including a merger, at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and we may be required to relinquish or license on unfavorable terms rights to some of our technologies, product candidates or our manufacturing capabilities, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, financial condition, results of operations and prospects and cause the price of our common stock to decline.
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
Additionally, our ability to raise capital is limited by the significant decline in our market capitalization and current market conditions. Moreover, our audited financial statements included in this Annual Report on
Form 10-K
include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing, which could adversely affect our business, financial condition, cash flows, results of operations and prospects.
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
We are a clinical-stage biotechnology company, and we have not yet generated revenue from product sales. We have incurred losses from operations in each year since inception, except for fiscal year 2017, wherein we reported net income of $0.4 million due, in part, to profits from a collaboration agreement that was terminated in March 2019. For the fiscal years ended June 30, 2022 and 2021, we reported net losses of $68.9 million and $57.8 million, respectively. As of June 30, 2022, we had an accumulated deficit of $308.2 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.
We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through debt financing, research grants from third parties or milestone payments. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, or strategic transactions, including a merger. We anticipate that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

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
In June 2020, we entered into a Loan and Security Agreement, which, as amended on May 13, 2021, we refer to as the Loan Agreement, with the several banks and other financial institutions or entities that are from time to time parties to the Loan Agreement, referred to herein as the Lenders, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for a term loan to us with an aggregate principal amount of up to $25.0 million. In connection with the Loan Agreement, we received term loan advances of $10.0 million on each of June 30, 2020 and May 13, 2021. Prior to April 1, 2022, we had the right to request additional term loan advances in an aggregate principal amount of up to $5.0 million; however, we did not make such a request.
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
Interim data and ad hoc analyses are preliminary in nature. Success in animal studies or early clinical trials may not be indicative of results obtained in later trials or that a product candidate will receive FDA approval.
Trial designs and results from animal studies or early clinical trials are not necessarily predictive of our future clinical trial designs or results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may also fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in animal studies or having successfully advanced through initial clinical trials. There can be no assurance that the success we achieved in the animal studies or interim data for our lead product candidates will result in success in our clinical trials of those product candidates. For example, we recently reported three-month interim results from our ongoing Phase 2 Skyline trial of
AGTC-501
for 13 of the 14 enrolled patients, which consisted of a 62.5% response rate in dose group B and a 25% response rate in dose group A. We consider a responder to be a patient who has an improvement in visual sensitivity as assessed by microperimetry of at least a 7 decibel (dB) improvement in at least 5 loci. Notably, while we did not observe an increase in visual sensitivity of at least 7 dB in 5 pre-specified
loci, as required based on FDA feedback, we did observe an increase in visual sensitivity of at least 7 dB in 9 to 17 loci in the treated area. However, there is no assurance that the FDA will accept an alternative primary endpoint in visual sensitivity in which loci are not pre-specified.
Additionally, there is no assurance that the data obtained at the completion of the Skyline trial or from our Vista trial will indicate a clinically meaningful benefit or support the submission of a BLA.
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
We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. For example, enrolling eligible patients in novel orphan-drug trials can be challenging. We previously experienced delays in enrollment in our XLRP Phase 1/2 resulting from capacity and bandwidth limitations at our patient screening sites in connection with a surge in cases of a
COVID-19
variant, and we previously encountered slower-than-expected enrollment as a result of patients not meeting one or more study eligibility criteria. Challenges such as these in enrolling a sufficient number of patients to conduct our clinical trials as planned, may cause us to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business. We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates.
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
Events that may prevent successful or timely completion of clinical development include:

•	delay or inability to consummate a strategic transaction or raise sufficient capital to fund the planned clinical trials;

•	inability to generate sufficient preclinical, toxicology, or other data to support the initiation of human clinical trials;

•	delays in reaching a consensus with regulatory agencies on trial design;

•	identifying, recruiting and training suitable clinical investigators;

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

For example, in connection with the clinical development of
AGTC-501,
our XLRP product candidate, we received comprehensive written feedback regarding the design and execution of our proposed registration trial and future regulatory submissions. Based on this feedback, we have revised our development plan to include the Skyline trial in parallel with the Vista trial, which is designed to evaluate sustained efficacy across multiple measures of potential benefit in patients with XLRP. While we continue to move forward as planned with manufacturing, clinical site preparation and other activities to complete the studies as quickly as possible, such expansion has resulted and will continue to result in additional costs and may delay the completion of the clinical development of our
AGTC-501.
Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs, the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial, or by the

FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, information from an inspection or other source that raises significant concerns about the integrity of the clinical trial data, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In appropriate circumstances, we may also elect to temporarily suspend an ongoing clinical trial to further study unexpected results, even if those results would not require us to formally suspend the trial under the applicable regulatory requirements or clinical protocols. Such temporary suspension could include further testing of trial materials and the need to review subject responses to ensure safety. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates will be delayed. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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

Known adverse reactions that could occur with treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early time points after administration. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of
T-cell
response due to immune response against the vector capsid proteins. If our vectors demonstrate a similar effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. In addition, theoretical adverse reactions of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, also known as cancer, which could potentially enhance the risk of malignant transformation. Potential procedure-related adverse reactions, including inflammation, can also occur and have, in fact, been observed in our trials, including in the XLRP and ACHM trials. In August 2021, for example, three new SAEs of significant inflammation that are considered a suspected unexpected serious adverse reaction, or SUSAR, occurred in pediatric patients at the highest trial dose concentration in both the ACHMB3 and ACHMA3 trials. Two SUSARs (ACHMA3) have since fully resolved and one (ACHMB3) continues to improve, with all three patients’ best corrected visual acuity returning to baseline after initial declines in visual acuity were observed following the SUSARs. There is also the potential risk of delayed adverse reactions following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse reactions occur, our clinical trials could be suspended or terminated and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial. If we elect or are required to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates will be harmed and our ability to generate product revenue from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals diagnosed annually in the United States, or a patient population equal to or greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan-drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product. Our product candidate for the treatment of ACHM B3 (in the form caused by mutations in the CNGB3 gene) and XLRP (in the form caused by mutations in the RPGR gene) have been granted orphan medicinal product designation by the FDA and the European Commission. We may request orphan-drug designation for our other product candidates in the future but there can be no assurances that the FDA will grant any of our product candidates such designation. Additionally, the designation by the FDA of any of our product candidates as an orphan drug does not guarantee that the FDA will accelerate regulatory review of or ultimately approve that product candidate. Orphan-drug designation may also be rescinded before approval if the FDA concludes that the product candidate no longer meets the criteria for designation.
Generally, if a product candidate with an orphan-drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and the same indication during the exclusivity period, except in limited circumstances. The FDA has not defined the meaning of “same drug” specifically for gene therapy products in a regulation. In January 2020, the FDA issued draft guidance in which the FDA proposed its interpretation of the “sameness” criterion for determining whether a gene therapy product would be eligible for orphan-drug exclusivity. The FDA revised and finalized this guidance document in September 2021, stating that it intends to consider two gene therapy products for the same indication to be different, thus each eligible for market exclusivity, if they express different transgenes regardless of whether they have same vectors, or if they use different vectors, regardless of whether they express the same transgene. If the first gene therapy product has orphan drug exclusivity, a second gene therapy product that the FDA considers to be the same will not be approved until after the exclusivity period expires. The applicable orphan exclusivity period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan-drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure the regulatory body that it can provide sufficient quantity of the product to meet the needs of patients with the rare disease or condition, or if a gene therapy product considered to be the same as our product candidate is superior in certain respects.
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
We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA advisory committee or other regulatory authority recommends non-approval
or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested, may not approve the price we intend to charge for our product candidate, may impose significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use or may grant approval subject to the performance of costly post-approval clinical trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.
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
Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. If we receive approval of any product candidate by the FDA, we intend to also submit a marketing authorization application to the EMA for approval in the EEA, but obtaining such approval is a lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the EEA also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.
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
We have previously experienced delays in enrollment in connection with the
COVID-19
pandemic. We could also experience delays in critical
follow-up
visits required under clinical trial protocols, which could increase the cost of those trials and also impact their expected timelines. Our ability to fully interpret the trial outcomes and the ability of certain lab-based
employees to perform their jobs due to
stay-at-home
orders or other restrictions related to
COVID-19
could also result in delays and increase our operating expenses. We have engaged a mobile vision center as an alternative method of data acquisition in an effort to maintain existing timelines for our programs. However, this method of data acquisition and/or other methods to respond to the impact of
COVID-19
has, and may continue to, increase our operating costs.
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
In May 2021, we entered into a lease, as amended on May 3, 2022, for a build-to-suit 21,250
square foot cGMP manufacturing and quality control facility adjacent to our existing Florida facility to prepare for late-stage development of our XLRP and ACHM programs. The lease will commence upon substantial completion of the facility, estimated to be completed in the fourth quarter of 2022. However, even when the manufacturing and quality control facility is built, validated and operational, we do not expect to independently conduct all aspects of our vector production, product manufacturing, protocol development, and monitoring and management of our ongoing and planned preclinical and clinical programs. We currently rely and, until such manufacturing and quality control facility is built, validated and operational, we expect to continue to rely, to a significant degree, on third parties for the production of our clinical trial materials. In such cases, we expect to control only certain aspects of the third parties’ activities. Additionally, we may experience delays in the build-out
of our proposed manufacturing and quality control facility, which will require completing the construction, development and startup of our new facilities, substantial additional expenditures, time, and various regulatory approvals and permits, all of which may be impacted by the
COVID-19
pandemic. Such activities relating to the
build-out
of our proposed manufacturing and quality control facility may also be delayed as a result of any delay or inability to raise sufficient capital or consummate a strategic transaction to fund the planned build out. In addition, we will need to hire and train a significant number of employees and managerial personnel to staff expanded manufacturing and supply chain operations. Due to these risks and uncertainties, we may fail to complete the build-out
at all, incur significant costs and be required to continue to rely solely on third party manufacturers.
Under certain circumstances, these third parties may be entitled to terminate their engagements with us or we may seek to terminate our engagement with them. Because of the complexities inherent in gene therapy manufacturing, we expect that any engagement by us of a new third-party manufacturer for our product candidates would take a substantial amount of time to establish. Accordingly, if we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study and trial protocols. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study and trial plans and protocols, or if there are disagreements between us and these third parties, we will not be able to complete, or may be delayed in completing, the preclinical studies and clinical trials required to support future BLA or IND submissions and approval of our product candidates. In some cases, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay with respect to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Currently there are no approved products for any of our lead orphan ophthalmology indications of XLRP and ACHMB3. However, for XLRP, 4D Molecular Therapeutics and MeiraGTx are developing
AAV-based
gene therapies and MeiraGTx also has a competing program in ACHMB3. We believe that the key competitive factors that will affect the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.
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
Gene therapy remains a novel technology, with only a few gene therapy products approved to date in the United States and Europe.
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

Some of the provisions of the ACA have been subject to judicial and Congressional challenges, and we expect there to be further challenges in the future. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA and, therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5
th
Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. An appeal was taken to the U.S. Supreme Court, which heard oral arguments in the case on November 10, 2020. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions. There may be other efforts to challenge, repeal or replace the ACA. If successful, it may potentially impact our business in the future.
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
Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals from the FDA in the United States and other government bodies internationally, the commercial success of our product candidates will depend in part on the medical community’s, patients’ and third-party payors’ acceptance of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
AGTC-501,
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
AGTC-501,
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
AGTC-501,
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
AGTC-501.
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
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. We are a party to intellectual property license agreements with the University of Florida Research Foundation, an affiliate of the University of Florida, which are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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
On June 7, 2022, we received written notice from Nasdaq indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Market, as set forth in Listing Rule 5450(a)(1). In accordance with Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until December 5, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period.
If the Company is not in compliance by December 5, 2022, the Company may transfer to the Nasdaq Capital Market and, therefore, be eligible for additional time to gain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency.
If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal Nasdaq’s determination, but there can be no assurance that Nasdaq would grant the Company’s request for continued listing.
The Company intends to monitor the closing bid price of its common stock and consider options to resolve the noncompliance with the minimum bid price requirement. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.
The market price for our common stock has been, and is likely to continue to be, volatile, which could contribute to the loss of your investment.
Fluctuations in the price of our common stock could contribute to the loss of all or part of your investment. Our stock price has been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Since our initial public offering in March 2014 and through August 31, 2022, the price of our common stock on the Nasdaq Global Market has ranged from $0.35 to $34.37. Any of the factors listed below could have a material adverse effect on your investment in our common stock. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.
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

•
announcements by us or our competitors of acquisitions, new product candidates or programs, or the execution or termination of significant contracts, including any strategic transactions, commercial relationships or capital commitments;

•	our ability to successfully market our product candidates;

•	changes in laws and regulations affecting our business, including but not limited to clinical trial requirements for approvals;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and gene therapy platform;

•	commencement of, or involvement in, litigation involving our company, our general industry, or both;

•	changes in our capital structure, such as future issuances of securities either at the prevailing market price or at a discount or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	additions or departures of key scientific or management personnel;

•	any major change in our board or management;

•	changes in accounting practices;

•	ineffectiveness of our internal control over financial reporting;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

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
Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. No awards have been issued to date under our 2013 Employee Stock Purchase Plan and, as such, all of the 128,571 shares previously authorized under that plan remain available for issuance. As of June 30, 2022, 1,592,820 shares were available for issuance under our 2013 Equity and Incentive Plan. As of June 30, 2022, we have granted options to purchase 5,566,728 shares of our common stock and 199,625 restricted stock units to acquire shares of our common stock. Subsequent to June 30, 2022, we granted approximately 1.2 million new stock options and 0.9 million new restricted stock units to certain employees. Additionally, on February 1, 2021, in connection with an underwritten public offering of common stock, we issued accompanying warrants to purchase 8,370,786 shares of our common stock, with an exercise price of $6.00 per share (subject to certain adjustments). Such warrants are immediately exercisable and expire on February 1, 2026. On July 15, 2022, also in connection with an underwritten public offering of common stock, we issued warrants to purchase 19,166,667 shares of our common stock, with an exercise price of $0.60 per share (subject to certain adjustments). Such warrants are immediately exercisable and expire on July 15, 2027. Any exercise of our outstanding options or warrants, or vesting of our restricted stock units, or any further issuance of options, warrants or restricted stock units may result in material dilution to our existing stockholders.
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
General Risk Factors
Our ability to raise capital may be materially adversely impacted by the
COVID-19
pandemic and other factors.
We have funded our operations and capital spending, in part, through proceeds from the sale of our capital stock, debt financings and collaboration agreements. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of strategic transactions, including a merger, equity offerings, debt financings, other third-party funding. Any sustained disruption in the capital markets from the
COVID-19
pandemic could negatively impact our ability to raise capital from the offering of equity or debt securities. In addition, the safety measures that have been implemented, and may continue to be implemented, by national, state and local governments, including quarantines, border closures, travel restrictions, shelter-in-place
orders and shutdowns, are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide that could negatively impact our ability to secure funding through strategic transactions, including a merger. In addition, upon the filing of this Annual Report on Form
10-K,
we will be limited in our ability to use our shelf registration statement on file with the SEC due to a decrease in our overall market capitalization since the filing of our 2021 Annual Report on Form
10-K.
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
We may enter into or seek to enter into strategic business transactions, including a merger, which may disrupt our business or divert management attention.
We may enter into or seek to enter into strategic business transactions, including a merger. We have limited experience in such transactions, which are typically accompanied by a number of risks, including:

•	the potential disruption of our ongoing business and distraction of management;

•	potential unknown expenses; and

•	the failure to achieve the expected benefits of a strategic business transaction.
If we are not successful in completing transactions that we may pursue, we would be required to reevaluate our business strategy and, in the meantime, we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete the transaction.
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
Alachua, Florida
Our corporate headquarters are located in Alachua, Florida where we lease approximately 23,600 square feet of office, laboratory and storage space under a lease arrangement that expires in December 2027. We have options to extend the term of the Alachua lease for three additional five-year periods.
In May 2021, we signed a
20-year
lease for a
build-to-suit
21,250 square foot potential cGMP manufacturing and quality control facility adjacent to our existing Florida facility to prepare for late-stage development and potential commercialization of our XLRP and ACHMB3 programs. On May 3, 2022, we amended the lease to, among other things, extended the lease term from 20 years to 20 years and one month. The facility is also intended to provide supply chain redundancy, reduce manufacturing risk and enhance quality controls. We anticipate that the build-out of the
new manufacturing and quality control facility will be completed during the fourth quarter of calendar year 2022. Additional information regarding our new cGMP manufacturing and quality control facility can be found in Note 3 to our financial statements in this Annual Report on Form 10-K.
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
As of September 21, 2022, a total of 67,632,195 shares of our common stock were outstanding and we had 32 holders of record of our common stock.
On June 7, 2022, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Market, as set forth in Listing Rule 5450(a)(1). In accordance with Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until December 5, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period.
If the Company is not in compliance by December 5, 2022, the Company may transfer to the Nasdaq Capital Market and, therefore, be eligible for additional time to gain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency.
If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal Nasdaq’s determination, but there can be no assurance that Nasdaq would grant the Company’s request for continued listing.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Moreover, as discussed in Note 7 to our financial statements in this Annual Report on Form
10-K,
our ability to declare or pay any cash dividends on our common stock is restricted by the agreement governing our outstanding debt.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a clinical-stage biotechnology company that uses our proprietary gene therapy platform technology to develop transformational genetic therapies for people suffering from rare and debilitating diseases. Our initial focus is in the field of ophthalmology, where we have wholly owned clinical-stage programs in X-linked retinitis pigmentosa
(“XLRP”) and achromatopsia (“ACHM”), and an optogenetics program through our collaboration with Bionic Sight, Inc. (previously Bionic Sight, LLC) (“Bionic Sight”). Our preclinical pipeline includes a program in dry age-related macular degeneration
(“dAMD”), two programs targeting central nervous system (“CNS”) disorders, including frontotemporal dementia (“FTD”) and amyotrophic lateral sclerosis (“ALS”), and a program in otology through our collaboration with Otonomy, Inc. (“Otonomy”). In May 2022, we released interim, masked, clinical data from the Skyline trial (as defined below) in our XLRP program and we now have
24-month
data from the XLRP Phase 1/2 trial (“Horizon”). In addition to our product pipeline, we have also developed broad technological and manufacturing capabilities, utilizing our internal scientific resources and collaborating with others.
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
We have incurred losses from operations in each year since inception, except for fiscal year 2017, wherein we reported net income of $0.4 million due, in part, to profits from a collaboration agreement that was ultimately terminated in March 2019. For the years ended June 30, 2022 and 2021, we reported net losses of $68.9 million and $57.8 million, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and general and administrative and other expenses associated with our operations. We expect to continue to incur significant operating expenses in connection with our ongoing activities as we, subject to the availability of additional funding:

•	continue to conduct clinical trials for our XLRP and ACHM product candidates;

•	manufacture clinical trial materials and develop larger-scale manufacturing capabilities, including the lease of our new build-to-suit manufacturing and quality control facility;

•	continue to develop our gene therapy platform and expand our pipeline by investing in our preclinical product candidates, including those for:

•	additional orphan and non-orphan ophthalmology indications, such as dAMD and other retinal diseases; and

•	other inherited diseases in CNS and otology;

•	seek regulatory approval for our product candidates;

•	add personnel to support our scientific, collaboration and product development efforts; and

•	continue to operate as a public company.

As of June 30, 2022, we had cash and cash equivalents totaling $46.4 million. We do not expect to generate revenue from product sales unless and until we successfully complete development of and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our available cash and cash equivalents, along with net proceeds of approximately $9.0 million from an underwritten public offering of our common stock, together with accompanying warrants, which is described in Note 15 to our financial statements in this Annual Report on Form
10-K,
will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs through calendar year 2022. We will require substantial additional funding to continue our XLRP Phase 2/3 (“Vista”) trial, move our ACHMB3 product candidate forward, obtain regulatory approval for our lead product candidates, build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, and execute our plan to open and operate a leased current Good Manufacturing Practices (“cGMP”) manufacturing and quality control facility. However, our current operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through various strategic transactions, including a merger, public or private equity or debt financings, government or other third-party funding, or a combination of these approaches. We may be unable to enter into such other arrangements or raise additional funds when needed on favorable terms, or at all. Our failure to enter into such other arrangements or raise capital as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates and continue our research and development efforts.
Program Updates and Recent Developments
AGTC-501
for the Treatment of XLRP
AGTC-501,
our lead gene therapy development program for the treatment of XLRP, is designed to use an engineered adeno-associated virus (“AAV”) vector to insert a stabilized and functional copy of the Retinitis Pigmentosa GTPase Regulator (“RPGR”) gene into a patient’s photoreceptor cells.
AGTC-501
is comprised of a stabilized RPGR gene and a promoter that was specifically selected to drive efficient gene expression in primate rods and cones, maintain photoreceptor function and delay disease progression in preclinical models of disease. In addition, published non-human
primate studies showed that our proprietary AAV capsid had as much as twice the transfection efficiency in photoreceptors when compared to capsids used in competing programs.
We are currently conducting multiple clinical trials of
AGTC-501
that are intended to support the potential submission of a Biologics License Application (“BLA”), including a Phase 1/2 trial, Horizon, which incorporates an expansion portion that we refer to as the Skyline trial. The
24-month
data from our Horizon trial show
AGTC-501
continues to demonstrate a favorable safety profile and is well tolerated by patients. No serious adverse events related to
AGTC-501
have been reported through month 24. In addition to safety, Horizon is evaluating biologic activity by assessing changes in several measures of visual function. There were clinically meaningful improvements in visual sensitivity, as measured by microperimetry, that continued through 24 months after treatment in centrally treated patients. Specifically, a clinically significant treatment effect in visual sensitivity was seen and sustained 24 months after treatment when comparing treated eyes to fellow untreated eyes in this trial and improvements in visual sensitivity continue to correlate with improvements in retinal structure 24 months after treatment. In addition, improvements in best corrected visual acuity seen 12 months after treatment continue to show evidence of a biological response 24 months after treatment. Collectively, these clinical data are encouraging and continue to inform our clinical development in patients with XLRP.
The Skyline trial is a 14 patient multi-site, Phase 2 trial in which patients are randomized to either a high dose of
AGTC-501
(the dose received by patients in Group 5 of Horizon), or a low dose of
AGTC-501
(the dose received by patients in Group 2 of Horizon). The primary endpoint in the Skyline trial is the proportion of treated eyes with an improvement of 7 decibels (“dB”) or greater in visual sensitivity from baseline in at least 5 loci at 12 months as measured by microperimetry. Secondary endpoints include the proportion of treated eyes with improvements in best corrected visual acuity at twelve months, a patient’s ability to navigate a mobility maze more successfully under varying light and challenge conditions at 12 months, and improvements in retinal structure at twelve months. The Skyline trial is masked in that we, the patients and the sites do not know which patient is in which dose group or which dose group received the high or low dose. Accordingly, we refer to the two groups as Dose Group A and Dose Group B. We completed enrollment in the Skyline trial in the first quarter of calendar year 2022 and reported
3-month
interim results for 13 of the 14 enrolled patients in May 2022. Safety, visual sensitivity, visual acuity and the mobility maze were the only endpoints evaluated at 3 months. Retinal structure improvements, another important endpoint, was not evaluated as changes in retinal structure are not expected until between 9 and 12 months.
Similar to safety results reported for Horizon, safety results to date for the Skyline trial support that
AGTC-501
is generally well tolerated and there are no clinically significant safety concerns. There were non-serious
ocular adverse events (grade 2) related to the study agent that were similar between the two dose groups and two ocular serious adverse events, including an increase in intraocular pressure determined to be related to corticosteroids which has resolved, and one of visual impairment deemed related to the surgical procedure which is resolving.
Demographic and baseline characteristics were well balanced between the two dose groups in the Skyline trial. Notably, compared to Horizon, patients in the Skyline trial were younger, with better baseline visual sensitivity and visual acuity.
Improvements in visual sensitivity, the primary efficacy endpoint in the Skyline trial, were observed in both dose groups at three months. We define responders as patients who have at least 5 loci increase by at least 7 dB. The response rate in Dose Group A was 25% (1 of 4 patients, as one patient in this group was unevaluable) and in Dose Group B was 62.5% (5 of 8 patients), representing a clear difference between the two groups. Notably, while we did not observe an increase in visual sensitivity of at least 7 dB in 5 pre-specified
loci as required based on FDA feedback, we did observe an increase in visual sensitivity of at least 7 dB in 9 to 17 loci in the treated area. These responders also had improvements in mean visual sensitivity across the treated region versus the untreated eye per the repeatability coefficient.
The 13 patients in the Skyline trial had better baseline best corrected visual acuity, a mean of 66.9 ETDRS letters on an eye chart, which correlates to a Snellen visual acuity equivalent of approximately 20/40. Because these patients started with better visual acuity, we believe that there was less ability for them to improve relative to patients in the Horizon trial.
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
The Skyline trial has a similar design and endpoints to the Vista clinical trial. We believe that if the Vista trial has similar outcomes as both the Horizon and Skyline trials, the body of data will support a BLA submission for
AGTC-501.
The Vista trial is a multi-site, Phase 2/3 clinical trial expected to include approximately 60 patients randomized across three arms: a low-dose group (the
1.2E+11 vg/mL dose from the ongoing Horizon and Skyline trials), a high-dose group (the 1.1E+12 vg/mL dose from the ongoing Horizon and Skyline trials) and an untreated control group. The primary endpoint will be improvement in visual sensitivity, defined as having at least a 7 dB increase in visual sensitivity in at least 5 pre-specified loci at
Month 12. Together with a third-party vendor, we have developed a machine learning algorithm based on the available microperimetry data from our Horizon and Skyline trials that, on a patient-by-patient basis, predicts
the loci most likely to improve through evaluation of baseline visual sensitivity. Secondary efficacy endpoints in the Vista trial include mean change in visual sensitivity, improvements in visual acuity and performance on the mobility maze as well as structural improvements in retinal health as measured by changes in the ellipsoid zone (the “EZ”), a defined region within the photoreceptor layer of the retina that degenerates over time and is eventually lost in patients with XLRP. Subject to the availability of additional funding, we plan to complete a masked interim analysis, with the interim data expected to be released in the first half of calendar year 2023. We believe that the interim analysis, together with data from Horizon, including the Skyline expansion portion, may provide us with the opportunity to discuss with the United States Food and Drug Administration (the “FDA”) potential amendments to the Vista trial, if necessary, that may support an earlier BLA submission than we would otherwise anticipate, or optimize the design of the trial.
To date, we have released a significant amount of preclinical and clinical data including improvements in visual sensitivity and visual acuity, as well as improvements in retinal health that we believe support both the potential safety and biological activity of
AGTC-501.
These data include the recent release of the interim data from the ongoing Horizon and Skyline trials. Data from the ongoing Horizon trial show improvements in visual sensitivity as measured by Macular Integrity Assessment (“MAIA”) and continue to correlate with improvements in retinal structure as measured by EZ up to 24 months after treatment. There was moderate correlation 12 months after treatment and substantial correlation 24 months after treatment.
Given the efficacy and safety data generated to date, we believe that
AGTC-501
is a potential
best-in-class product
candidate that may provide significant benefits to patients with XLRP, if approved. Subject to the availability of additional funding and any continuing impact of the
COVID-19
pandemic, we expect to achieve the following milestones in the XLRP development program:

•	provide 12-month data from the Skyline expansion portion of the Horizon clinical trial in the first quarter of calendar year 2023; and

•	provide interim Vista trial data in the first half of calendar year 2023.
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
As previously reported, in both the ACHMB3 and ACHMA3 trials, treatment with the highest dose (3.2 E+12vg/ml) of
AGTC-401
and
AGTC-402,
respectively, led to three cases of severe ocular inflammation in pediatric patients, which were reported as Suspected Unexpected Serious Adverse Reactions, or SUSARs. No new additional SUSARs in any adult or pediatric patients have been reported and the inflammation in all previously reported SUSARs improved with an adjusted steroid regimen. Two SUSARs (ACHMA3) have since fully resolved and one (ACHMB3) continues to improve, with all three patients’ best corrected visual acuity returning to baseline after initial declines in visual acuity were observed following the SUSARs. Importantly, we have not yet observed any comparable inflammation in any of our XLRP clinical trials.
We had a collaborative and productive End of Phase 2 (“EOP2”) meeting with the FDA to discuss the potential future development of
AGTC-401
and received constructive feedback from the FDA on our proposed primary and secondary endpoints for a Phase 2/3 clinical trial. With respect to the primary endpoint of improvement in visual sensitivity relative to baseline, the FDA reiterated that a 7 dB change in at least 5 pre-specified
loci is required. However, they indicated a willingness to review an alternative approach to perimetry from a model used in other trials, which would need to be adapted specifically for ACHMB3. The FDA also indicated that improvements in light discomfort may be an acceptable secondary endpoint in a Phase 2/3 clinical trial of
AGTC-401.
We are currently working through the details of the future development plan for
AGTC-401,
but we have paused development activities due to funding constraints.
Build-To-Suit
Manufacturing and Quality Control Facility in Alachua, Florida
In May 2021, we signed
a 20-year lease
(subsequently modified to 20 years and one month) for
a build-to-suit 21,250
square foot potential cGMP manufacturing and quality control facility adjacent to our existing Florida facility to prepare for late-stage development and potential commercialization of our XLRP and ACHMB3 programs. The facility is also intended to provide supply chain redundancy, reduce manufacturing risk and enhance quality controls. We anticipate that the build-out of
the new manufacturing and quality control facility will be completed during the fourth quarter of calendar year 2022.
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
and
co-commercialize
an
AAV-based
gene therapy product candidate designed to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene – the most common cause of congenital hearing loss. Under the collaboration agreement, the parties began equally sharing the program costs and any proceeds from potential licensing transactions in January 2020 and can include additional genetic hearing loss targets in the future. Effective January 1, 2022, we amended the Otonomy collaboration agreement to increase Otonomy’s responsibility for the overall development and commercialization of the program, which resulted in (i) a reduction in our share of future product development costs and (ii) our potential receipt of future payments, and royalties on any product sales in lieu of equal sharing of any potential profits or proceeds related to the program.
Additional information regarding the Bionic Sight and Otonomy collaborative agreements can be found in Note 8 to our financial statements in this Annual Report on Form
10-K.
Preclinical Pipeline
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
From our inception and through June 30, 2022, we have incurred approximately $332.1 million in research and development expenses. We expect our research and development expenses to increase as we continue the development of our product candidates, explore potential applications of our gene therapy platform in other indications and execute our plan to open and operate a leased cGMP manufacturing and quality control facility.
General and administrative and other expenses
General and administrative and other expenses primarily consist of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, legal, business development, finance and human resource functions. Other general and administrative expenses include costs to support employee training and development, board of directors’ costs, depreciation, insurance, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, patent-related expenses, and accounting, investor relations, corporate communications and information technology services. We anticipate that our general and administrative and other expenses will continue to increase in the future as we hire additional employees to support our research and development efforts, collaboration arrangements and the potential commercialization of our product candidates, if approved. Inflation and wage/salary growth could also contribute to higher future costs. Additionally, if and when we believe that regulatory approval of our first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of any such product candidate. Our general and administrative expenses are also expected to increase as we execute our plan to open and operate a leased cGMP manufacturing and quality control facility.
Investment income, net
Investment income, net consists of interest earned on cash and cash equivalents and held-to-maturity investments in
debt securities. During the year ended June 30, 2022, investment income, net declined by $17,000 when compared to the prior year, primarily due to a smaller investment portfolio in the current year that was partially offset by higher interest rates in the marketplace.
Interest expense
Interest expense during the year ended June 30, 2022 increased by $1.2 million when compared to the prior year. This increase was primarily due to a higher average outstanding balance under our collateralized term loan agreement during the year ended June 30, 2022. Additional information regarding our long-term loan agreement can be found in Note 7 to our financial statements in this Annual Report on Form
10-K.
On September 21, 2022, the Federal Reserve Board announced an increase of 0.75% in the federal funds rate and indicated that further rate increases will be announced in the short-term to combat rising inflation in the United States. When the prime rate reported in
 The Wall Street Journal
 increases, as was the case with the most recent federal funds rate increase and is expected to continue in response to projected hikes in the federal funds rate by the Federal Reserve Board, the cost of borrowing and related interest expense on our variable-rate debt also increases.

Benefit from income taxes
The income tax benefit for the year ended June 30, 2021 was $2.1 million and was primarily due to the reversal of uncertain tax position liabilities, including the related interest and penalties. There was no provision for income taxes during the year ended June 30, 2022 because, among other things, we had no uncertain tax positions during that reporting period. Additional information regarding our income taxes can be found in Note 10 to our financial statements in this Annual Report on Form
10-K.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on
Form 10-K is
based on our financial statements, which have been prepared assuming that the Company will continue as a going concern and in accordance with U.S. generally accepted accounting principles. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, judgments and methodologies, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, current conditions, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. Moreover, we may need to change the assumptions underlying our estimates due to risks and uncertainties related to the COVID-19 pandemic
or otherwise and those changes could have a material adverse effect on our statements of operations, financial condition and cash flows. While our significant accounting policies are described in Note 2 to our financial statements in this Annual Report on Form
10-K,
we believe that the following accounting policies are most critical to the preparation of our financial statements.
Revenue recognition
We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Accounting Standards Codification Topic 606,
Revenue from Contracts with Customers
, we perform the following five steps: (i) identification of the contract; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including any constraints on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts if it is probable that we will collect consideration that we are entitled to in exchange for the goods or services we transfer to the customer.
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
For performance obligations consisting of licenses and other promises, we use judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for the purpose of recognizing revenue from upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue from upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.
We receive payments from our customers based on billing terms established in each contract. Such billings generally have 30-day payment
terms. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under those arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional.
Research and development expenses
Research and development expenses are for activities designed to identify, develop and test product candidates and generally include compensation and related benefits and non-cash share-based
compensation for research-

related employees; laboratory costs; animal and laboratory maintenance and supplies; rent; utilities; clinical and preclinical expenses; and payments for sponsored research, scientific and regulatory consulting fees and testing.
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

Results of Operations
Comparison of the years ended June 30, 2022 and 2021
Revenue
Revenue of $0.3 million during the year ended June 30, 2022 was from a development and production contract that we completed on behalf of a for-profit
company.
Effective April 13, 2021, we entered into a license agreement with a third party whereby we provided nonexclusive rights to our proprietary cone-specific promoter technology for use in the development of two non-competing
products. In connection with this agreement, we recognized $0.5 million of license fee revenue during the year ended June 30, 2021. Additional information regarding the license agreement can be found in Note 8 to our financial statements in this Annual Report on Form
10-K.
Research and development expenses
The table below summarizes our research and development expenses by product candidate or program for the years indicated.

	Year Ended June 30,		Increase (Decrease)	% Increase (Decrease)
In thousands	2022	2021
External research and development expenses:
XLRP	$13,489	$15,250	$(1,761)	(12)%
ACHM	3,345	4,720	(1,375)	(29)%
Research and discovery programs and X-linked retinoschisis	4,930	3,113	1,817	58%

Total external research and development expenses	21,764	23,083	(1,319)	(6)%

Internal research and development expenses:
Employee-related costs	16,717	12,663	4,054	32%
Share-based compensation	1,685	1,110	575	52%
Other	9,349	7,544	1,805	24%

Total internal research and development expenses	27,751	21,317	6,434	30%

Total research and development expenses	$49,515	$44,400	$5,115	12%

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
Research and development expenses for the years ended June 30, 2022 and 2021 were $49.5 million and $44.4 million, respectively, an increase of $5.1 million, or 12%. The year-over-year increase was due to various factors, including: (i) higher employee-related costs that were primarily attributable increased headcount; (ii) increased external spending for our research and discovery programs, which was primarily for planned material production costs in connection with our preclinical programs; (iii) higher share-based compensation costs that were primarily due to restricted stock units granted to certain employees from May 2021 to July 2021 (the “2021 RSUs”); and (iv) an increase in internal research and development expenses for certain assay development that we are now conducting in-house,
as well as higher costs for rent, travel and consultants. These increases in research and development expenses were partially offset by: (i) a year-over-year reduction in manufacturing activities for Vista clinical trial materials; (ii) a decrease in ACHM expenses due to reduced site activity as our two clinical studies have progressed to a point where they are no longer activating new sites or enrolling new patients; and (iii) lower costs in connection with the wind-down of our X-linked retinoschisis
program. Additionally, research and development expenses for the year ended June 30, 2022 were favorably impacted by changes in estimates that reduced certain vendor accruals during such reporting period.
General and administrative and other expenses
The table below summarizes our general and administrative and other expenses for the years indicated.

	Year Ended June 30,		Increase (Decrease)	% Increase (Decrease)
In thousands	2022	2021
Employee-related costs	$6,301	$5,312	$989	19%
Share-based compensation	1,740	1,568	172	11%
Legal and professional fees	876	1,636	(760)	(46)%
Other	8,068	6,035	2,033	34%

Total general and administrative and other expenses	$16,985	$14,551	$2,434	17%

General and administrative and other expenses for the years ended June 30, 2022 and 2021 were $17.0 million and $14.6 million, respectively, an increase of $2.4 million, or 17%. The increase was primarily due to: (i) compensation for new employees; (ii) incremental share-based compensation costs from the 2021 RSUs;
(iii) start-up
costs for our
build-to-suit manufacturing
and quality control facility; and (iv) higher business development, investor relations and insurance costs. Lower legal fees during the year ended June 30, 2022 were due to reduced use of external legal counsel.
Liquidity and Capital Resources
We have incurred cumulative losses and negative cash flows from operations since our inception and, as of June 30, 2022, we had an accumulated deficit of $308.2 million. We believe that there is presently insufficient funding available to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs for a period exceeding 12 months from the date of this filing with the SEC. While we expect to generate some revenue from collaborations, sponsored research agreements, grants and licensing of our intellectual property, we believe that we will incur losses and generate negative operating cash flows for the foreseeable future. As such, these circumstances collectively raise substantial doubt about our ability to continue as a going concern.
During this 12-month period, our
future liquidity needs will be primarily based on the: (i) success and progression of our efforts to complete a strategic transaction, including a merger; (ii) the progress we are able to make on the development of our product candidates; (iii) repayment obligations under our long-term debt agreement; and (iii) costs to operate our leased build-to-suit manufacturing and
quality control facility. It will be several years, if ever, before we have a product candidate ready for commercialization. We expect that our research and development expenses and general and administrative and other expenses will continue to increase and, as a result, we anticipate that we will require additional capital to fund our operations, which we may raise through a combination of strategic transactions, including a merger, and equity and debt offerings.
Most recently, we received: (i) net proceeds of $9.0 million subsequent to June 30, 2022 from an underwritten public offering of our common stock, together with accompanying warrants, which is described in Note 15 to our financial statements in this Annual Report on Form
10-K;
(ii) net proceeds of $9.2 million and $69.3 million during the years ended June 30, 2022 and 2021, respectively, from underwritten public offerings and selling our common stock through an
“at-the-market
offering” program, which are described in Note 13 to our financial statements in this Annual Report on Form
10-K;
and (iii) $9.9 million of loan proceeds, net of debt discounts, in May 2021. Moreover, through a tenant improvement allowance and tiered rental rates, we have structured the third-party leasing costs for our
build-to-suit
manufacturing and quality control facility in Alachua, Florida in a way that will not significantly impact our cash runway until the fiscal year ending June 30, 2024. Notwithstanding the foregoing, we used our available cash and cash equivalents to fund approximately $2.9 million of tenant fit out work at such facility in August 2022, which represented our required contribution pursuant to a recent lease amendment. Additional information regarding our new manufacturing and quality control facility and long-term loan agreement can be found in Notes 3 and 7, respectively, to our financial statements in this Annual Report on Form
10-K.
We are closely monitoring ongoing developments in connection with the
COVID-19
pandemic, which may negatively impact our projected cash position and access to capital. We will continue to assess our cash position and any progress we make towards the completion of one or more strategic transactions and, if circumstances warrant, make appropriate adjustments to our operating plan.
Cash in excess of immediate requirements is invested in accordance with our investment policy, which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within twelve months. As of June 30, 2022, our cash and cash equivalents were held in bank accounts and money market funds.
Cash flows
The table below sets forth the primary sources and uses of cash for the years indicated.

	Year Ended June 30,		Increase (Decrease)	% Increase (Decrease)
In thousands	2022	2021
Cash provided by (used in):
Operating activities	$(65,748)	$(51,173)	$(14,575)	(28)%
Investing activities	(14)	38,147	(38,161)	>(100)%
Financing activities	7,076	79,615	(72,539)	(91)%

Net increase (decrease) in cash and cash equivalents	$(58,686)	$66,589	$(125,275)	>(100)%

Operating activities.
For both the years ended June 30, 2022 and 2021, cash used in operating activities was primarily the result of research and development expenses and general and administrative and other expenses incurred in conducting normal business operations. Specifically, the cash used in operating activities of $65.7 million during the year ended June 30, 2022 was due to a net loss of $68.9 million and unfavorable changes in our operating assets and liabilities of $3.2 million, partially offset by non-cash items
in our statement of operations of $$6.4 million. The cash used in operating activities of $51.2 million during the year ended June 30, 2021 was due to a net loss of $57.8 million, partially offset by non-cash
items in our statement of operations of $2.8 million and favorable changes in our operating assets and liabilities of $3.9 million.
Investing activities.
Cash used in investing activities during the year ended June 30, 2022, which was nominal, consisted of purchases of property and equipment of $1.7 million and intellectual property costs of $0.3 million, partially offset by cash proceeds of $2.0 million from maturities of investments. Cash provided by investing activities of $38.1 million during the year ended June 30, 2021 consisted of cash proceeds of $61.0 million from maturities of investments, net of investment purchases of $21.0 million, partially offset by purchases of property and equipment of $1.5 million and intellectual property costs of $0.4 million.
Financing activities.
Cash provided by financing activities of $7.1 million during the year ended June 30, 2022 consisted of proceeds of $9.2 million from issuances of our common stock, net of issuance costs, and proceeds from exercises of common stock options of $0.1 million, partially offset by: (i) principal payments on long-term debt of $2.2 million; (ii) payments for taxes related to equity awards; and (iii) principal payments on a finance lease.
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
Operating capital requirements
We have not generated any revenue from product sales and we do not know when, or if, we will generate such revenue. We do not expect to have significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
We believe that our available cash and cash equivalents, which totaled $46.4 million on June 30, 2022, along with the net proceeds that we received from an underwritten public offering in July 2022, will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs through calendar year 2022. However, we will require substantial additional funding to: (i) finish our Vista trial; (ii) move our ACHMB3 product candidate forward; (iii) complete the process necessary to seek regulatory approval for our lead product candidates; (iv) build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved; and (v) execute our plan to open and operate a leased cGMP manufacturing and quality control facility.
To provide the maximum degree of financial flexibility, we may consider various potential opportunities to fund future operations and/or modulate liquidity needs, including: (i) seeking various strategic transactions, including a merger, that provide funding for our programs; (ii) entering into one or more collaborations to offset the costs of our leased manufacturing and quality control facility; (iii) reducing our expenditures on research and development activities and/or restructuring our operations; and (iv) raising new capital through equity or debt financings or other sources; however, upon the filing of this Annual Report on Form
10-K,
we will be limited in our ability to use our shelf registration statement on file with the SEC due to a decrease in our overall market capitalization since the filing of our 2021 Annual Report on Form
10-K.
We may be unable to successfully execute any of the plans described above, raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. Additional information regarding our liquidity and related matters can be found in Note 1 to our financial statements in this Annual Report on Form 10-K
under the heading “Liquidity and Financial Condition.”
Off-balance
sheet arrangements
During the years presented in this Annual Report on Form
10-K
and as of June 30, 2022, we did not have any
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
APPLIED GENETIC TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Applied Genetic Technologies Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Applied Genetic Technologies Corporation (the Company) as of June 30, 2022 and 2021, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Accrued Research and Development Expenses

Description of the Matter
As of June 30, 2022, the Company had $6.3 million of accrued research and development expenses in accrued and other liabilities on its balance sheet. As described in Note 2 to the financial statements, this accrual includes costs incurred for services related to the Company’s obligations under its contracts with vendors in connection with research and development efforts. Because the financial terms and billing frequency of these contracts vary, the Company may make vendor payments that differ from the periods during which materials are consumed or services are provided. The Company develops estimates of costs incurred based on reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of services performed and the associated costs incurred for services for which the Company has not yet been invoiced or otherwise notified of the actual cost.

Auditing the Company’s accrued research and development expenses was complex because the financial terms and billing frequency of vendor contracts may differ from when the services are actually provided, and the estimate can incorporate significant assumptions such as progress towards the achievement of project milestones.

How We Addressed the Matter in Our Audit
To evaluate the accrued research and development expenses, our audit procedures included, among others, inspecting a sample of the Company’s contracts with its research and development vendors and evaluating the underlying data used in the estimates of the services provided. We also corroborated for a sample of accrued amounts, the progress of research and development activities through inquiry with the Company’s contract monitors and with information obtained directly from third-party vendors, as well as tested invoices received from vendors throughout the Company’s fiscal year and subsequent to the balance sheet date.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Tampa, Florida
September 27, 2022

APPLIED GENETIC TECHNOLOGIES CORPORATION
BALANCE SHEETS

	June 30,
In thousands, except per share data	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$46,366	$105,052
Investments	—	2,000
Prepaid and other current assets	3,195	2,655

Total current assets	49,561	109,707
Property and equipment, net	4,714	4,658
Intangible assets, net	1,433	1,287
Investment in Bionic Sight (see Note 8)	7,807	8,000
Right-of-use assets - operating leases	3,043	3,167
Right-of-use asset - financing lease	—	34
Other assets	126	113

Total assets	$66,684	$126,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,911	$1,879
Accrued and other liabilities	11,727	14,500
Lease liabilities - operating	1,271	1,116
Lease liability - finance	—	38
Current portion of long-term debt	9,298	2,181

Total current liabilities	25,207	19,714
Lease liabilities - operating, net of current portion	2,780	3,418
Long-term debt, net of debt discounts and deferred financing fees	9,122	17,727
Other liabilities	98	299

Total liabilities	37,207	41,158

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 150,000 shares authorized; 51,011 and 42,835 shares issued; 50,957 and 42,794 shares outstanding at June 30, 2022 and 2021, respectively	51	43
Additional paid-in capital	337,894	325,245
Treasury stock at cost; 54 and 41 shares at June 30, 2022 and 2021, respectively	(256)	(211)
Accumulated deficit	(308,212)	(239,269)

Total stockholders’ equity	29,477	85,808

Total liabilities and stockholders’ equity	$66,684	$126,966

The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended June 30,
In thousands, except per share data	2022	2021

Revenue:
License fee revenue	$—	$500
Other	325	—

Total revenue	325	500

Operating expenses:
Research and development	49,515	44,400
General and administrative and other	16,985	14,551

Total operating expenses	66,500	58,951

Loss from operations	(66,175)	(58,451)

Other income (expense), net:
Investment income, net	99	116
Interest expense	(2,674)	(1,506)

Total other income (expense), net	(2,575)	(1,390)

Loss before benefit from income taxes	(68,750)	(59,841)
Benefit from income taxes	—	(2,108)

Loss before equity in net losses of an affiliate	(68,750)	(57,733)
Equity in net losses of an affiliate	(193)	(96)

Net loss	$(68,943)	$(57,829)

Weighted average shares outstanding:
Basic	45,031	32,756
Diluted	45,031	32,756
Net loss per common share:
Basic	$(1.53)	$(1.77)
Diluted	$(1.53)	$(1.77)
The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2022 AND 2021

	Common Stock		Treasury Stock		Additional
In thousands	Outstanding Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Totals

Balances at June 30, 2020	25,793	$25	20	$(88)	$252,519	$(181,440)	$71,016
Issuance of common stock and accompanying warrants, net of issuance costs	16,742	17	—	—	69,244	—	69,261
Share-based compensation expense	—	—	—	—	2,678	—	2,678
Shares issued under employee plans and related share repurchases	259	1	21	(123)	804	—	682
Net loss	—	—	—	—	—	(57,829)	(57,829)

Balances at June 30, 2021	42,794	43	41	(211)	325,245	(239,269)	85,808
Issuance of common stock, net of issuance costs	7,753	8	—	—	9,091	—	9,099
Share-based compensation expense	—	—	—	—	3,425	—	3,425
Shares issued under employee plans and related share repurchases	410	—	13	(45)	133	—	88
Net loss	—	—	—	—	—	(68,943)	(68,943)

Balances at June 30, 2022	50,957	$51	54	$(256)	$337,894	$(308,212)	$29,477

The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended June 30
In thousands	2022	2021

Operating activities:
Net loss	$(68,943)	$(57,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,425	2,678
Expense for shares of common stock issued to a vendor	32	—
Depreciation and amortization	1,512	1,460
Investment discount accretion, net	—	(13)
Amortization of debt discounts and deferred financing fees	693	381
Reduction in the carrying amount of operating lease right-of-use assets	524	366
Income tax benefit from the reversal of uncertain tax position liabilities	—	(2,171)
Equity in net losses of an affiliate	193	96
Changes in operating assets and liabilities:
Prepaid and other assets	(553)	311
Accounts payable	991	497
Operating lease liabilities	(883)	(705)
Accrued and other liabilities	(2,739)	3,756

Cash used in operating activities	(65,748)	(51,173)

Investing activities:
Purchases of property and equipment	(1,670)	(1,457)
Purchases of and capitalized costs related to intangible assets	(344)	(404)
Maturities of investments	2,000	61,000
Purchases of investments	—	(20,992)

Cash provided by (used in) investing activities	(14)	38,147

Financing activities:
Proceeds from the issuance of common stock and accompanying warrants, net of issuance costs	9,207	69,261
Proceeds from exercises of common stock options	133	804
Proceeds from long-term debt borrowing, net of debt discounts	—	9,850
Payments for deferred financing fees	—	(129)
Principal payments on long-term debt	(2,181)	—
Taxes paid related to equity awards	(45)	(123)
Principal payments on finance lease	(38)	(48)

Cash provided by financing activities	7,076	79,615

Net increase (decrease) in cash and cash equivalents	(58,686)	66,589
Cash and cash equivalents, beginning of the year	105,052	38,463

Cash and cash equivalents, end of the year	$46,366	$105,052

Supplemental information:
Cash paid (refunds received) during the year for income taxes, net	$—	$(396)
Cash paid during the year for interest	1,977	1,346
Costs for purchases of property and equipment included in accounts payable/accrued and other liabilities	107	448
Costs for intangible assets included in accounts payable/accrued and other liabilities	34	27
The accompanying notes are an integral part of these financial statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	Organization and Operations
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
Liquidity and Financial Condition
As of June 30, 2022, the Company had (i) an accumulated deficit of $308.2 million and (ii) cash and cash equivalents of $46.4 million. As described in Note 15 to these Notes to Financial Statements, the Company received net proceeds of approximately $9.0 million from an underwritten public offering that was completed subsequent to June 30, 2022. Management believes that there is presently insufficient funding available to allow the Company to generate data from its ongoing and planned clinical programs and fund currently planned research and discovery programs for a period exceeding one year from the date of this filing with the Securities and Exchange Commission. While the Company expects to generate some revenue from collaborations, sponsored research agreements, grants and licensing of its intellectual property, management believes that the Company will incur losses and generate negative operating cash flows for the foreseeable future. As such, these circumstances collectively raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has funded its operations to date primarily through public offerings of its common stock and warrants to purchase its common stock, private placements of its preferred stock, collateralized borrowing and collaborations.
The ability of an entity to continue as a going concern depends on, among other things, positive cash flows and the availability of suitable financing. The Company’s future liquidity needs will be primarily based on: (i) the success and progression of its product candidates; (ii) its repayment obligations under the long-term debt agreement that is described in Note 7 to these Notes to Financial Statements; and (iii) its costs to operate the leased build-to-suit
manufacturing and quality control facility that is described in Note 3 to these Notes to Financial Statements. To provide the maximum degree of financial flexibility and mitigate the abovementioned going concern risk, management’s near-term plans consider various potential opportunities to fund the Company’s future operations and/or modulate its liquidity needs, such as: (i) seeking various strategic transactions, including a merger, that provide funding for the Company’s programs; (ii) entering into one or more collaborations to offset the costs of the leased manufacturing and quality control facility through third-party cash milestone and other payments; (iii) reducing expenditures on research and development activities and/or restructuring the Company’s operations; and (iv) raising new capital through equity or debt financings or other sources. However, management may be unable to successfully execute any of the plans described above, raise additional funds or enter into such other arrangements when needed on favorable terms, or at all. Additionally, the Company’s ability to raise capital is limited by the significant decline in its market capitalization and current market conditions.

2.	Summary of Significant Accounting Policies
Basis of presentation
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company’s fiscal year ends on June 30.
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
Prior to July 1, 2021, investments were considered to be impaired when a decline in fair value was judged to be other-than-temporary. The Company evaluated an investment for impairment by considering the length of time and extent to which market value had been less than cost or amortized cost, the financial condition and near-term prospects of the issuer, as well as specific events or circumstances that could have influenced the operations of the issuer, and the Company’s intent to sell the security or the likelihood that it would have been required to sell the security before recovery of its amortized cost. Once a decline in fair value had been determined to be other-than-temporary, an impairment charge was recorded to investment income, net and a new cost basis in the investment was established
.

As discussed below under the heading “New accounting pronouncements,” effective July 1, 2021, the Company adopted Accounting Standards Update
No. 2016-13,
 Financial Instruments – Credit Losses (Topic
 326): Measurement of Credit Losses on Financial Instruments.
The new standard replaced the “incurred loss” model with an “expected credit loss” model for certain investments, thereby requiring entities to consider a broader range of information to estimate expected credit losses over the lifetime of a financial asset that is recorded on an amortized cost basis, including held-to-maturity
debt securities. When an impairment is identified, the Company estimates the aggregate losses to be incurred over the life of the held-to-maturity
debt security and records an allowance with a corresponding charge to investment income, net.
Concentrations of Credit Risk
As of June 30, 2022, the Company’s cash and cash equivalents were held on deposit with a financial institution that is federally insured. However, a large portion of those cash and cash equivalents exceed federally insured limits and, as a result, could potentially expose the Company to significant concentrations of credit risk. To date, the Company has not experienced any losses associated with this credit risk and management continues to believe that this exposure is not significant. The Company invests its excess cash primarily in money market funds, certificates of deposit, and debt instruments of corporations and U.S. government agencies. These investments generally mature within one-year
of their purchase date, which is consistent with the Company’s investment policy that seeks to maintain adequate liquidity and preserve capital.
Inventory
Purchases of clinical materials stored for master and working viral banks that remain at the sites in anticipation of their future use at that site are charged to expense when the related liability is incurred. Because the Company can generally use each of the raw materials in only a single product, each raw material is deemed to have no future economic value independent of the development status of that unique drug.
Fair value of financial instruments
The Company is required to disclose information regarding all assets and liabilities reported at fair value that enables an assessment of the inputs used when determining the reported fair values. Accounting Standards Codification (“ASC”) Topic 820,
Fair Value Measurements and Disclosures
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

Property and equipment
Property and equipment, which consists of laboratory equipment, furniture and fixtures, computer equipment and leasehold improvements, is recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the underlying asset, which is generally five years

for most assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the underlying asset or the related lease term, including any renewal periods that are deemed to be reasonably assured. As of June 30, 2022, the weighted average useful life of the Company’s property and equipment was
6.2
years. Repair and maintenance costs that do not improve service potential or extend an asset’s economic life are recorded as an expense when incurred.
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
Intangible assets
Intangible assets primarily consist of licenses and patents. The Company obtains licenses from third parties and capitalizes the costs related to exclusive licenses that have alternative future use in multiple existing and/or potential programs. The Company also capitalizes costs related to filing, issuance and prosecution of its patents. The Company reviews its capitalized costs periodically to determine that such costs relate to patent applications that have future value and an alternative future use. The Company writes off costs associated with patents that are no longer being actively pursued or provide no future benefit.
Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of the underlying asset, which is generally eight to twenty years (a weighted average useful life of 12.8 years as of June 30, 2022). The Company amortizes
(i) in-licensed
patents and patent applications from the date of the applicable license and (ii) internally developed patents and patent applications from the date of the initial application. Licenses and patents converted to research use only are immediately expensed.

Impairment of long-lived assets
The Company reviews its long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount
of an asset or an asset group may not be recoverable. Such evaluation could be triggered by a number of factors, including current and projected operating results/cash flows and changes in management’s strategic direction, as well as external economic and market factors. The Company evaluates the recoverability of assets and asset groups by determining whether their carrying values can be recovered through undiscounted future cash flows. If events or circumstances indicate that the carrying values might not be recoverable based on undiscounted future cash flows, an impairment charge may be recognized. Management considers various factors when calculating an impairment charge, including trends and prospects, as well as the effects of obsolescence, demand, competition and other macroeconomic information. The Company did not record any impairment charges for long-lived assets during the years ended June 30, 2022 and 2021.
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
For performance obligations consisting of licenses and other promises, the Company uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for the purpose of recognizing revenue from upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.
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
The Company’s collaboration arrangements are further discussed at Note 8 in these Notes to Financial Statements.
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
The Company’s income taxes are further discussed at Note 10 in these Notes to Financial Statements.
Research and development expenses
Research and development expenses include costs incurred to identify, develop and test product candidates and are generally comprised of compensation and related benefits and non-cash share-based
compensation for research-related employees; laboratory costs; animal and laboratory maintenance and supplies; rent; utilities; clinical and preclinical expenses; and payments for sponsored research, scientific and regulatory consulting fees and testing.
As part of the process of preparing the Company’s financial statements, estimates of accrued expenses are necessary. The estimation process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf, and determining the level of services performed and associated costs incurred for services for which the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice monthly in arrears for services performed or when contractual milestones are met. Management estimates the Company’s accrued expenses at the end of each reporting period based on the facts and circumstances known at that time. As a result, estimates recorded in the

Company’s financial statements and disclosed in the accompanying notes may change in the future and such changes in estimates, if any, will be recorded in the Company’s operating results in the period they are identified by management. The significant estimates in the Company’s accrued research and development expenses primarily relate to expenses incurred with respect to academic research centers, contract research organizations and other vendors in connection with research and development activities for which the Company has not yet been invoiced.
There are instances where the Company’s service providers require advance payments at the inception of a contract and other circumstances where the Company’s payments to a vendor will exceed the level of services provided, in both cases resulting in a prepayment of research and development expenses. Such prepayments are charged to research and development expense as and when the service is provided or when a specific milestone outlined in the contract is reached. Prepayments related to research and development activities were $1.3 million and $0.9 million at June 30, 2022 and 2021, respectively, and are included in prepaid and other current assets on the Company’s balance sheets.
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

common
stock equivalents if they are dilutive. The dilutive impact of common stock equivalents for the years ended June 30, 2022 and 2021 was approximatel
y 0.1 million and 0.4 million shares, respectively. However, those common stock equivalents were excluded from the calculations of diluted net loss per share for each of the years ended June 30, 2022 and 2021 because their effects were anti-dilutive.
Common stock equivalents for the years ended June 30, 2022 and 2021 excluded certain warrants to purchase the Company’s common stock, which are described at Note 13 to these Notes to Financial Statements, because the exercise price of such warrants was greater than the average market price of the Company’s common stock during the related periods.
Comprehensive loss
Comprehensive income or loss consists of net income or loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources.
For the years ended June 30, 2022 and 2021, the Company’s net loss is the same as its comprehensive loss.
New accounting pronouncements
Adopted during the year ended June 30, 2022
Financial Instruments—Credit Losses
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”)
No. 2016-13,

Financial Instruments—Credit
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
ASU No. 2020-01,
 Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
. The new standard addresses interactions between the guidance to account for certain equity securities under ASC Topic 321, the guidance to account for investments under the equity method of accounting in ASC Topic 323 and the guidance in ASC Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with ASC Topic 825,
Financial Instruments
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
Alachua, Florida
The Company’s headquarters are located in Alachua, Florida where it leases approximately 23,600 square feet of office, laboratory and storage space under a lease arrangement that expires in December 2027. The Company has options to extend the term of the Alachua lease for three additional five-year periods.
Cambridge, Massachusetts
The Company leases approximately 8,000 square feet of office and laboratory space in Cambridge, Massachusetts under a lease arrangement that expires in February 2025. The Company has an option to extend the Cambridge lease for one additional three-year term. The Cambridge facility primarily focuses on business development, pharmacology and basic research and development.
Other
The Company has three small real property leases (each of three years or less in duration) to facilitate and streamline its ongoing clinical trials. Through March 2022, the Company also leased certain office equipment under a finance lease.
Historical lease costs and other
The table below summarizes lease costs and other information pertaining to the Company’s operating and finance leases for the years indicated.

	Year Ended June 30,
In thousands	2022	2021

Lease cost:
Finance lease cost
Amortization of right-of-use asset	$34	$46
Interest on lease liability	1	5
Operating lease cost	894	779
Short-term lease cost	29	32
Variable lease cost	564	409

Total lease cost	$1,522	$1,271

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for a finance lease	$1	$5
Operating cash flows used for operating leases	$1,251	$1,160
Financing cash flows used for a finance lease	$38	$48
Right-of-use assets obtained in exchange for new operating lease liabilities (non-cash)	$400	$111
Other information (as of the end of the year):
Weighted average remaining lease term—operating leases (in years)	4.2	5.1
Weighted average remaining lease term—finance lease (in years)	—	0.8
Weighted average discount rate—operating leases	8.6%	8.6%
Weighted average discount rate—finance lease	—	6.9%

Amortization of the
right-of-use
asset—finance lease was included in general and administrative and other in the Company’s Statements of Operations. Operating lease cost and variable lease cost are included as rent expense in general and administrative and other, and research and development in the Company’s Statements of Operations. Variable lease cost primarily includes the Company’s allocated share of the expenses incurred by its landlords to operate and manage the office, laboratory and storage space that the Company leases. Short-term lease cost, which principally pertains to facilities used for clinical trials, is generally classified as a research and development expense.
Future lease commitments
As of June 30, 2022, future minimum commitments for the Company’s operating leases for the years ending June 30 are summarized below.

In thousands

2023	$1,333
2024	1,311
2025	939
2026	515
2027	515
Thereafter	215

Total future minimum payments for operating leases	4,828
Imputed interest	(777)

Operating lease liabilities per the balance sheet	$4,051

In

addition to the amounts included in the table above, the Company entered into a long-term real property lease that has not yet commenced and, therefore, is not recorded on the Company’s balance sheets. This lease, as amended, is discussed below under the heading
“Build-To-Suit Manufacturing
and Quality Control Facility in Alachua, Florida.”
Build-To-Suit Manufacturing
and Quality Control Facility in Alachua, Florida
On May 13, 2021, the Company entered into
a non-cancelable long-term
lease for
a to-be-constructed build-to-suit
single story facility of approximately 21,250 square feet in Alachua, Florida (the “Premises”) for office, research and development, laboratory, light pharmaceutical and medical systems manufacturing and fabrication and distribution use. The new facility will be adjacent to the Company’s corporate headquarters. The landlord is responsible for all permitting, site and infrastructure preparation work, and construction of the shell and core of the building and the quality control laboratory portion of the building. The Company is responsible for completion of the remaining tenant fit out work. On May 3, 2022, the Company entered into a First Amendment to Lease (the “Amendment”). Pursuant to the Amendment, the Company and the landlord finalized the architectural plans and specifications for the development and construction of the Premises and agreed that the budget for the tenant fit out work is approximately $10.9 million. The Company and the landlord also agreed in the Amendment that the landlord’s contribution to the tenant fit out work is $8.0 million and the Company’s contribution to the fit out work is approximately $2.9 million, which was paid by the Company into an escrow account during August 2022.
The lease will commence upon substantial completion of the Premises, including the tenant fit out work, estimated to be completed in the fourth quarter of calendar year 2022 (the “Commencement Date”), and the rent commencement date will occur simultaneous with the Commencement Date. The initial lease term has been extended by the Amendment from 20 years to 20 years and one month from the Commencement Date (the “Term”). As provided by the
Amendment, the Company will pay annual base rent aggregating $30.4 million

(assuming
that the Company does not elect its early termination option) during the Term (beginning on the Commencement Date) as set forth below.

Lease Months
1	$—
2-7	$743,750
8-19	$1,336,625
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
In addition, the lease provides the Company with a
one-time
option to terminate the lease after year 16.5 by providing notice of such termination prior to the end of the 15 th
lease year and paying a termination fee of $3.3
million. The Company has the further option to expand the facility to double the initial square footage during the first five years of the Term.
The lease also includes customary representations, warranties and covenants on behalf of the parties and provides for certain customary mutual indemnities. No security deposit was required upon lease execution, provided that the landlord reserves the right to instate a security deposit if the Company defaults in its lease obligations.
In connection with the new leased facility, the Company had financial commitments for equipment and shared building fit out costs aggregating approximately $5.2 million as of June 30, 2022, including the aforementioned August 2022 payment to an escrow account.

4.	Investments and Fair Values of Financial Instruments
Cash
in excess of immediate requirements is invested in accordance with the Company’s investment policy, which primarily seeks to maintain adequate liquidity and preserve capital. At June 30, 2021, the Company’s investments consisted of a held-to-maturity debt
security that matured in
July 2021
(the $
2.0
 million amortized cost of that investment approximated its fair value on such date). The Company held no
investments at June 30, 2022.
Certain
assets and liabilities are measured at fair value in the Company’s financial statements or have fair values disclosed in these Notes to Financial Statements. Such assets and liabilities are classified into one of the three levels of the fair value hierarchy defined by U.S. GAAP. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The methods and assumptions described below were used to estimate fair values and determine the fair value hierarchy classification of each class of financial instrument held by the Company.
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

In thousands	Level 1	Level 2	Level 3	Total Fair Value

June 30, 2022
Cash and cash equivalents	$46,366	$—	$—	$46,366

June 30, 2021
Cash and cash equivalents	$105,052	$—	$—	$105,052
Held-to-maturity investment (U.S. Treasury security)	2,000	—	—	2,000

Total assets	$107,052	$—	$—	$107,052

The Company’s financial instruments also include its variable-rate borrowing under a debt agreement that is described in Note 7 to these Notes to Financial Statements. Management believes that the carrying amount of such debt (i.e., $18.4 million and $19.9 million at June 30, 2022 and 2021, respectively) reasonably approximates its fair value on those dates because of the relatively short duration of the borrowing arrangement. This assessment primarily uses Level 2 inputs under the fair value hierarchy.

5.	Property and Equipment, Net
The table below summarizes the Company’s property and equipment, net as of the dates indicated.

	June 30,
In thousands	2022	2021

Laboratory equipment	$6,422	$5,822
Leasehold improvements	3,886	3,881
Office equipment and furniture	907	845
Equipment designated for future use	661	—

Property and equipment, gross	11,876	10,548
Accumulated depreciation and amortization	(7,162)	(5,890)

Property and equipment, net	$4,714	$4,658

All of the Company’s property and equipment is located in the United States. The Company recognized depreciation and amortization expense of $1.3 million during each of the years ended June 30, 2022 and 2021, including $0.5 million of amortization expense for leasehold improvements during each year.
Equipment designated for future use, which is not being depreciated or amortized, is primarily for use at the Company’s leased build-to-suit
manufacturing and quality control facility in Alachua, Florida.

1
16

6.	Intangible Assets, Net
The tables below summarize the Company’s intangible assets, net as of the dates indicated.

	June 30, 2022
In thousands	Cost	Accumulated Amortization	Intangible Assets, net

Patents	$3,334	$(1,974)	$1,360
Licenses	289	(244)	45
Other	66	(38)	28

Totals	$3,689	$(2,256)	$1,433

	June 30, 2021
In thousands	Cost	Accumulated Amortization	Intangible Assets, net

Patents	$3,001	$(1,809)	$1,192
Licenses	289	(229)	60
Other	66	(31)	35

Totals	$3,356	$(2,069)	$1,287

The Company recognized amortization expense related to intangible assets of $205,000 and $182,000 during the years ended June 30, 2022 and 2021, respectively.
Estimated amortization expense for the years ending June 30 for the next five years and thereafter is summarized in the table below.

In thousands
2023	$106
2024	72
2025	62
2026	62
2027	61
Thereafter	1,047

$1,410

7.	Debt
On June 30, 2020, the Company entered into a Loan and Security Agreement (as subsequently amended, the “Loan Agreement”) with several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively, referred to as the “Lenders”) and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (in such capacity, the “Agent”).
The Loan Agreement provides for a term loan in an aggregate principal amount of up to $25.0 million, delivered in multiple tranches (the “Term Loan”). The first tranche consisted of an initial term loan advance of
$10.0 million on June 30, 2020 (the “Closing Date”). Thereafter, subject to the Lenders’ investment committee’s sole discretion, the Company had the right to request that the Lenders make additional term loan advances in an aggregate principal amount of up to $15.0 million prior to January 1, 2022.
Effective May 13, 2021, the Loan Agreement was amended (the “Amendment”) whereby, among other things, (i) a second term loan advance of $10.0
 m
illion was authorized by the Lenders and advanced to the Company on such date and (ii) the period of time to request additional discretionary term loan advances of up to $5.0 million

was
changed to be prior to April 1, 2022 or, if certain conditions were satisfied, then prior to January 1, 2023. No additional term loan advances were requested by the Company before the expiration of such availability on April 1, 2022.
As a result of the Amendment, the Term Loan matures on April 1, 2024 ( the “Term Loan Maturity Date”).
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
 minus 3.25% and (y) 9.75%; or (ii) 9.75%. As a result of the Amendment, borrowings under the Loan Agreement were repaid in monthly interest-only payments from the Closing Date through March 31, 2022. Thereafter, the Loan Agreement is being repaid in equal monthly installments of principal and interest until the Term Loan Maturity Date.
The Company may, at its option, prepay all, but not less than all, of the outstanding Term Loan balance plus all accrued and unpaid interest thereon, together with a prepayment charge equal to (i) 1.0% of the amount so prepaid if such prepayment occurs after 24 months but prior to 36 months from the Closing Date and (ii) zero percent of the amount so prepaid if such prepayment occurs three years or more after the Closing Date.
On the earliest to occur of the (i) Term Loan Maturity Date, (ii) date that the Company prepays the outstanding secured payment obligations in full or (iii) date that the secured payment obligations become due and payable, the Company will pay (in addition to any prepayment charge) an end of term charge of 6.95% of the aggregate term loan advances. End of term charges were recorded as discounts to the carrying value of the outstanding Term Loan each time that a term loan advance was received.
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
The Loan Agreement contains customary representations, warranties and both affirmative and negative covenants. Because term loan advances currently exceed $10.0 million, the Loan Agreement requires that the Company maintain minimum unrestricted cash of at least $5.0 million, plus the amount of the Company’s accounts payable not paid after the 120 th
 day following a vendor’s invoice date, until the Company has a market capitalization equal to or greater than $300.0 million. The negative covenants in the Loan Agreement include, among other things, agreements by the Company limiting additional indebtedness, liens (including a negative pledge on intellectual property and other assets), guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates, and fundamental changes. Additionally, the Company may not declare or pay any cash dividends during the term of the Loan Agreement. As of June 30, 2022, the Company was in full compliance with all covenants of the Loan
Agreement.

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
As of June 30, 2022 and 2021, the carrying value of the Term Loan on the Company’s balance sheets was $18.4 million and $19.9 million, respectively, which consisted of the outstanding principal of such loan and the end of term charge accrual, less unamortized debt discounts and deferred financing fees of $0.8 million and $1.5 million, respectively, that are being amortized to interest expense over the duration of the Loan Agreement using an effective interest method.
As
of June 30
, 2022 and 2021, the per annum variable contractual interest rate on the Term Loan was 11.25% and 9.75%, respectively, and the effective interest rate on the Term Loan was approximately 14.8% and 13.3%, respectively. Prior to completing the Amendment in May 2021, the effective interest rate on the Term Loan was approximately 13.5%. Effective September 27, 2022, the per annum variable contractual interest rate on the Term Loan was 12.75%.
Future minimum principal payments of the outstanding Term Loan balance, excluding the end of term charges, are as follows: $9.3 million in the year ending June 30, 2023; and $8.5 million in the year ending June 30, 2024.

8.	Collaboration Agreements, Revenue and Contract Liabilities
Bionic Sight, Inc.
On February 2, 2017, the Company entered into a strategic research and development collaboration agreement with Bionic Sight, LLC (now operating as Bionic Sight, Inc.) (collectively referred to herein as “Bionic Sight”) to develop product candidates for patients with visual deficits and blindness due to retinal disease. Through the AGTC-Bionic Sight collaboration, the companies seek to develop a new optogenetic therapy that leverages AGTC’s deep experience in gene therapy and ophthalmology and Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding. The collaboration agreement grants to AGTC, subject to achievement by Bionic Sight of certain development milestones, an option to exclusively negotiate for a limited period of time to acquire: (i) a majority equity interest in Bionic Sight; (ii) the Bionic Sight assets to which the collaboration agreement relates; or (iii) an exclusive license with respect to the product to which the collaboration agreement relates.
Under the agreement, AGTC made an initial $2.0 million payment for an equity interest of approximately 5% in Bionic Sight. During March 2020, the Company’s equity interest in Bionic Sight increased to approximately 15.5% in connection with (i) AGTC’s purchase of additional equity for $4.0 million and (ii) the conversion of certain AGTC-provided research and development support costs and in-kind contributions,
which aggregated approximately $2.2 million, to an equity interest in Bionic Sight, in each case, consistent with the provisions of the collaboration agreement. During June 2022, AGTC’s equity interest in Bionic Sight was diluted to 15.2%. AGTC is not obligated to purchase additional equity in Bionic Sight or make any additional in-kind contributions
under the agreement. The Company recorded its initial investment in Bionic Sight using the equity method of accounting for investments and, thereafter, management has concluded that equity method accounting remains appropriate.
Otonomy, Inc.
During October 2019, the Company entered into a strategic collaboration agreement with Otonomy, Inc. (“Otonomy”)
to co-develop
and co-commercialize an
adeno-associated virus-based gene therapy
product

candidate
designed to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene – the most common cause of congenital hearing loss. Under the collaboration agreement, the parties began equally sharing the program costs and any proceeds from potential licensing transactions in January 2020 and can include additional genetic hearing loss targets in the future. Effective January 1, 2022, the Otonomy collaboration agreement was amended to increase Otonomy’s responsibility for the overall development and commercialization of the program, which resulted in (i) a reduction in the Company’s share of future product development costs and (ii) the Company’s potential receipt of future payments, and royalties on any product sales in lieu of equal sharing of any potential profits or proceeds related to the program.
The Company concluded that the Otonomy collaboration agreement is within the scope of Topic 808, which defines collaborative arrangements and addresses the presentation of transactions between the parties in an entity’s statement of operations and the related disclosures. However, Topic 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company concluded that ASC Topic 730,
Research and Development,
should be applied by analogy to payments between the parties during the development activities. As such, payments made to or received from Otonomy for development activities are recorded as research and development expenses. For the years ended June 30, 2022 and 2021, settlement activity between the parties under the Otonomy agreement had an immaterial effect on the Company’s research and development expenses.
SparingVision SAS
Effective April 13, 2021, the Company entered into an agreement that licenses certain of its proprietary technology to SparingVision SAS, a genomic medicine company developing vision-saving treatments for ocular diseases. Under the terms of the agreement, SparingVision SAS received nonexclusive rights to the Company’s proprietary cone-specific promoter technology for use in the development of two non-competing
products with an opportunity to obtain rights to use the promoter for one additional product in the future. The Company received an upfront license fee payment and will be eligible to receive milestone payments for successful clinical development and royalties on future sales on a per product basis (if any products are approved). The Company recognized the upfront payment of $500,000 as license fee revenue during the year ended June 30, 2021 in accordance with the provisions of Topic 606. Milestone and royalty revenue is contingent on future events and, therefore, will be fully constrained until such events occur, if ever.
Contract Liabilities and Other Revenue
As of June 30, 2022 and 2021, accrued and other liabilities on the Company’s balance sheets included $149,000 and $374,000, respectively, of deferred revenue. In the account balance at June 30, 2021 was $225,000 that was billed to a customer and collected by the Company in July 2021. Management is unable to estimate when the Company will satisfy the performance obligations pertaining to its deferred revenue at June 30, 2022.
During the year ended June 30, 2022, the Company recognized revenue of $325,000 from a development and production contract that was completed on behalf of a for-profit
company. Such revenue included $225,000 that was recorded as deferred revenue at June 30, 2021.

9.	Share-Based Compensation Plans
The Company uses stock options, performance service awards, restricted stock awards and restricted stock units to provide long-term incentives to its employees, nonemployee directors and certain consultants. The Company has two equity compensation plans under which awards are currently authorized for issuance: the 2013 Employee Stock Purchase Plan and the 2013 Equity and Incentive Plan. No awards have been issued to date under the 2013 Employee Stock Purchase Plan and, as such, all of the 128,571 shares previously authorized under that plan remain available for issuance. As of June 30, 2022, the total number of shares available for issuance under the

2013 Equity
and Incentive Plan was 1,592,820. See Note 13 in these Notes to Financial Statements for an increase in the shares available for issuance under such plan subsequent to June 30, 2022. Currently, the Company issues new shares of common stock upon the exercise, release or settlement of share-based compensation awards.
The Compensation Committee of the Board of Directors, as the plan administrator, has the authority to select the individuals to whom share-based awards are granted and to determine the terms of each award, including: (i) the number of shares of common stock subject to a stock option or a restricted stock unit award; (ii) the date on which a stock option becomes exercisable; (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s stock) of the market value of the common stock on the date of grant; (iv) the vesting term; and (v) the duration of an option (which, in the case of incentive stock options, may not exceed ten years). Employee stock options typically vest over a four-year period.
Stock Options
Information about the Company’s stock options that do not have performance
conditions is provided below.

	Year Ended June 30,
	2022		2021
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	4,186	$7.69	3,846	$7.82
Granted	2,641	2.90	1,456	5.15
Exercised	(150)	0.89	(204)	3.94
Forfeited	(496)	4.13	(794)	4.44
Expired	(630)	10.64	(118)	8.99

Outstanding at the end of the year	5,551	$5.58	4,186	$7.69

Exercisable at the end of the year	2,843		2,866

Weighted average fair value of options granted during the year	$2.05		$3.67

The intrinsic value of stock options exercised during the years ended June 30, 2022 and 2021 was $0.1 million and $0.3 million, respectively. The total fair value of stock options that vested during the years ended June 30, 2022 and 2021 was $2.1 million and $2.3 million, respectively.
The table below summarizes information about stock options (i) vested and expected to vest and (ii) exercisable as of June 30, 2022.

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life (in years)

Vested and expected to vest	5,074	$5.82	$7	6.69
Exercisable	2,843	7.87	6	4.84
The aggregate intrinsic
values presented in the above table were calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock on June 30, 2022 for the options that were in the money.

In
addition to the stock option activity described above, the Company also granted 100,000 performance-based stock options to an officer during July 2019 with an exercise price of $3.91. In May 2022, the officer’s employment with the Company ended and, as a result, unvested performance-based stock options totaling 84,375 were forfeited. That award: (i) was issued under the 2013 Equity and Incentive Plan; (ii) had a term of ten years; and (iii) included six separate tranches with performance criteria that would have each vested 25% upon their achievement, with the remaining 75% of the tranche vesting on a monthly basis over a period of three years subsequent to achieving the underlying performance objective (assuming continued service by the awardee). Each tranche represented one-sixth of
the total award. For any of the performance criteria that were not satisfied, the related tranche was forfeited. When the officer’s employment ended, only one of the six performance criteria was met. The Company used a Black-Scholes stock option pricing model to estimate the grant date fair value of each option to be $2.58; however, determining the appropriate periodic share-based compensation expense for this award required management to estimate the likelihood of the achievement of the performance targets during each reporting period.
Subsequent to June 30, 2022, the Company granted 1.2 million new service-only stock options to certain employees, with each such option having an exercise price equal to the closing price of the Company’s common stock on the date of grant.
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
From May 2021 to July 2021, the Company granted 579,500 restricted stock units to certain employees under the 2013 Equity and Incentive Plan with a weighted average grant date fair value of $4.16. Those awards generally vest in equal amounts on each of the first and second anniversaries of the date of grant, assuming continuing service by the grantee. As of June 30, 2022, 217,625 and 162,250 restricted stock units have vested and been forfeited, respectively. The fair value of each restricted stock unit awarded was determined based on the market value of the Company’s common stock on the date of grant and the related expense is being recognized using a graded vesting schedule that is aligned with the grantees’ vesting dates.
Subsequent to June 30, 2022, the Company granted 0.9 million new restricted stock units to certain employees, with vesting in equal amounts on each of the first and second anniversaries of the date of grant, assuming continuing service by the grantee.
General
Share-based compensation expense pertaining to stock options awarded to employees, nonemployee directors and consultants totaled $2.3 million and $2.5 million for the years ended June 30, 2022 and 2021, respectively. Share-based compensation expense pertaining to restricted stock units awarded to employees and consultants totaled $1.1 million and $0.2 million for the years ended June 30, 2022 and 2021, respectively.

The
table below presents the allocation of total share-based compensation expense for the years indicated.

	Year Ended June 30,
In thousands	2022	2021

Research and development	$1,685	$1,110
General and administrative and other	1,740	1,568

Totals	$3,425	$2,678

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes stock option pricing model. Below are the assumptions that were used when estimating fair value for the years indicated.

	Year Ended June 30,
Assumption	2022	2021

Dividend yield	0.00%	0.00%
Expected term	6.00 to 6.25 years	6.00 to 6.25 years
Risk-free interest rate	0.80% to 3.53%	0.30% to 1.08%
Expected volatility	82.51%	82.60%
The dividend yield assumes that the Company will not declare dividends over the lives of the options. Since adopting ASC Topic 718,
 Compensation—Stock Compensation,
the Company has been unable to use historical employee exercise and option expiration data to estimate the expected term for the Black-Scholes grant-date valuation. Therefore, the Company uses the “simplified” method, as prescribed by SEC Staff Accounting Bulletin No. 107,
Share-Based Payment
, to estimate, on a formula basis, the expected term of the Company’s stock options that are considered to have “plain vanilla” characteristics. The risk-free interest rate is based on the U.S. Treasury yield curve on the date of valuation with a maturity similar to the expected life of the award. Expected volatility is based on the historical volatility of the Company’s stock price. Forfeitures are estimated at the time of the grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense recognized in the Company’s Statements of Operations does not reflect tax-related
effects due to the Company’s historical and anticipated operating losses and offsetting changes in its valuation allowance that fully reserve against any deferred tax assets.
Unrecognized share-based compensation cost related to
non-vested
employee stock options totaled $5.6 million as of June 30, 2022. Such compensation cost is expected to be expensed over a weighted average period of approximately 2.9 years. As of June 30, 2022, unrecognized share-based compensation cost for the Company’s non-vested
restricted stock units was $0.5 million and such cost will be expensed over approximately 0.9 years.

10.	Income Taxes
For
the year
ended June 30, 2021, the Company’s benefit from income taxes of $2.1 million was entirely attributable to current state taxes and was primarily due to the reversal of uncertain tax position liabilities, including related interest and penalties, which are discussed below. There was no provision for income taxes during the year ended June 30, 2022 because, among other things, the Company had no uncertain tax positions during that reporting period.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The table below summarizes the significant components of the Company’s deferred tax assets (liabilities).

	June 30,
In thousands	2022	2021

Deferred tax assets:

Net operating loss carryforwards	$61,867	$44,141
Tax credit carryforwards	38,877	35,563
Share-based compensation	2,866	3,470
Lease liabilities—operating	1,031	1,133
Accruals and other	831	720

Gross deferred tax assets	105,472	85,027
Deferred tax asset valuation allowance	(104,513)	(83,980)

Total deferred tax assets, net of valuation allowance	959	1,047

Deferred tax liabilities:
Right-of-use assets—operating leases	(775)	(791)
Depreciation and amortization	(184)	(256)

Total deferred tax liabilities	(959)	(1,047)

Net deferred tax asset (liability)	$—	$—

As of June 30, 2022, the Company had federal and state net operating losses of approximately $24.7 million and $13.1 million (tax effected), respectively, that may be applied against future taxable income and expire in various years ranging from 2023 to 2041 and federal net operating losses of $220.7 million that do not expire. As of June 30, 2022, the Company also had federal and state research and development tax credits of approximately $38.3 million and $0.8 million, respectively, which may provide future tax benefits, and expire in various years ranging from 2027 to 2041.
The Company evaluated the positive and negative evidence bearing on the realizability of its deferred tax assets. Based on its history of operating losses, the Company concluded that, as of both June 30, 2022 and 2021, it was more likely than not that the benefits of its deferred tax assets would not be realized. Therefore, any tax benefits to be realized in future years as a result of the utilization of the Company’s net operating loss and tax credit carryforwards, computed based on statutory federal and state rates, were completely offset by valuation allowances on those dates. The Company’s valuation allowances increased by $20.5 million and $19.9 million during the years ended June 30, 2022 and 2021, respectively, primarily due to net increases in federal net operating losses.

The items comprising the differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on the loss before benefit from income taxes for the years indicated are summarized in the table below.

	Year Ended June 30,
	2022	2021

Federal income tax benefit at statutory rate	21%	21%
State income taxes, net of federal benefit	3	3
Permanent differences- primarily share-based compensation	(1)	—
Research and development tax credits	6	8
Reversal of the liability for uncertain tax positions	—	4
Other	—	1
Change in valuation allowance	(29)	(33)

Effective income tax rate	—%	4%

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interests of significant stockholders over a three-year period in excess of 50%, as defined in Sections 382 and 383 of the Code, respectively, as well as similar state provisions. This circumstance could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of any annual limitation would be determined based on the value of the Company immediately prior to the ownership change. Since its inception, the Company has completed several financings and sales of its common stock, which have resulted in a change in control as defined by Sections 382 and 383 of the Code. Subsequent ownership changes may further affect such limitations in future years. A full valuation allowance has been provided against the Company’s net operating loss and tax credit carryforwards and, if an adjustment were to be required, such an adjustment would reduce the gross deferred tax assets established for net operating losses and tax credit carryforwards and the related valuation allowance.
Through the year ended June 30, 2022, the Company generated research and development tax credits but has not conducted a study to document the qualified activities. Such a study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and an adjustment, if any, is known, no amounts are being presented as an uncertain tax position as of June 30, 2022 or 2021. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment were to be required, such an adjustment would reduce the gross deferred tax asset established therefor and the related valuation allowance.
At both June 30, 2022 and 2021, the Company recorded deferred tax assets for certain awards under its share-based compensation plans that are expected to generate tax deductions in the future. Such deductions will be impacted by, among other things, the market price of the Company’s common stock, expiration dates of the underlying awards and discretionary actions taken by the awardees. As such, it is currently unknown if the Company will realize some or all of the benefits pertaining to the affected deferred tax assets. A full valuation allowance has been provided against the share-based compensation plan deferred tax assets and, if an adjustment were to be required, such an adjustment would reduce the gross deferred tax asset established therefor and the related valuation allowance.
The Company files income tax returns in the United States and in various individual states. The Company’s federal and state returns are generally subject to tax examination for the tax years ended June 30, 2019 through June 30, 2022. To the extent that the Company has tax attribute carryforwards, the tax years in which the

attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state authorities if such attributes are utilized by the Company in a future period.
The Company
recognizes
a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The table below is a reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits for certain state tax matters, excluding interest and penalties, during the years indicated.

	Year Ended June 30,
In thousands	2022	2021

Balance at the beginning of the year	$—	$1,611
Reduction for expiration of statutes of limitations	—	(1,611)

Balance at the end of the year	$—	$—

In

addition to the amounts included in the above table, aggregate interest and penalties on uncertain tax positions of $
507,000
were recorded by the Company at the beginning of the year ended June 30, 2021. The Company continued to accrue interest and penalties on its uncertain tax positions through March 31, 2021. However, in April 2021, the recording of interest and penalties was discontinued because the statutes of limitations pertaining to the matters that gave rise to the Company’s uncertain tax positions expired with no payments being required by the Company and no action taken by any tax authority. In addition, the entire then-existing uncertain tax position liability, including accrued interest and penalties, was reversed, resulting in an income tax benefit of $
2.2
 million during the year ended June 30,
2021.

11.	Accrued and Other Liabilities
Accrued
expenses
and other liabilities by functional category are summarized in the table below as of the dates indicated.

	June 30,
In thousands	2022	2021

Research and development and related items	$7,475	$11,045
Compensation	3,449	2,890
General and administrative and other	803	565

Total accrued and other liabilities	$11,727	$14,500

As of June 30, 2022, federal payroll taxes totaling $0.2 million have been deferred by the Company pursuant to the Coronavirus Aid, Relief, and Economic Security Act and such amount will be paid on or before December 31, 2022. This liability was included in accrued and other liabilities on the Company’s balance sheets. At June 30, 2021, the corresponding liability was $0.4 million and was evenly split between accrued and other liabilities and other long-term liabilities.

12.	Defined Contribution Plan
The Company sponsors an employee 401(k) salary deferral plan (the “401(k) Plan”) that covers substantially all of its employees and is administered through a staff leasing company. Under the 401(k) Plan, employees may elect to defer up to 25% of their compensation per year (subject to a maximum limit prescribed by federal tax law) and the Company matches a portion of such employee contributions up to a maximum of 4% of eligible salary. The Company’s matching contribution expense totaled $506,000 and $381,000 during the years ended June 30, 2022 and 2021, respectively.

13.	Stockholders’ Equity and Related Matters
March 2022 Public Offering of AGTC Equity Securities
On March 24, 2022, the Company closed an underwritten public offering of 7.5 million shares of its common stock, with Cantor Fitzgerald & Co. (“Cantor”) acting as the sole underwriter for the offering. The indicative public offering price of each share of common stock was $1.30, generating gross proceeds of $9.8 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, which totaled $1.2 million. Issuance costs totaling $140,000 were unpaid on June 30, 2022 and have been included in accrued and other liabilities on the Company’s balance sheet as of such date. Separately, the period for Cantor to exercise its option to purchase an additional 1.125 million shares of common stock has expired.
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
The warrants have an initial exercise price of $6.00 per share (subject to certain adjustments), are immediately exercisable and expire on February 1, 2026. The warrants are legally detachable from the common stock that was issued on February 1, 2021 and are separately exercisable by the warrant holders. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of June 30, 2022, none of the warrants have been exercised.
The
warrants have been
evaluated to determine the appropriate accounting and classification pursuant to ASC Topic 480,
Distinguishing Liabilities from Equity
, and ASC Topic 815,
Derivatives and Hedging
. Generally, freestanding warrants should be classified as (i) liabilities if the warrant terms allow settlement of the warrant exercise in cash and (ii) equity if the warrant terms only allow settlement in shares of common stock. Based on the terms of the warrants issued in February 2021, management concluded that they should be classified as equity with no subsequent remeasurement as long as the underlying warrant agreements are not modified or amended.
At-The-Market Offering
Program
On April 2, 2021, the Company entered into a Controlled Equity Offering
SM
 Sales Agreement (the “Sales Agreement”) with Cantor as sales agent to sell shares of the Company’s common stock, from time to time, through an “at-the-market offering” program
with an aggregate offering amount of up to $50.0 million. Cantor is entitled to aggregate compensation equal to 3.0% of the gross sales price of the shares sold through it pursuant to the Sales Agreement. During the year ended June 30, 2022, the Company received net proceeds of $519,000 from selling 230,478 shares of its common stock under the Sales Agreement. There were no stock sales under the Sales Agreement during the year ended June 30, 2021. Neither Cantor nor the Company is obligated to sell additional shares under this program in the future.
Shares Issued to a Vendor
During the year ended June 30, 2022, the Company issued 22,500 shares of its unregistered common stock to a vendor for services rendered. An additional 7,500 shares were issued to the vendor in August 2022. No shares were issued to any vendors during the year ended June 30, 2021.
Shares Reserved for Future Issuance
As of June 30, 2022, there were 150 million shares of $0.001 par value common stock and five million shares of $0.001 par value preferred stock that were authorized to be issued. As of that date, a total of 51,010,648
and

50,957,028
shares of common stock were issued and outstanding, respectively, while none
of the preferred shares were issued and outstanding.
The table below summarizes the shares of common stock that were reserved for future issuance as of June 30, 2022.

Stock options issued and outstanding, including those with performance milestones	5,566,728
Restricted stock units	199,625
Authorized for future grant under the 2013 Employee Stock Purchase Plan	128,571
Authorized for future grant under the 2013 Equity and Incentive Plan	1,592,820
Warrants	8,370,786

Total shares of common stock reserved for future issuance	15,858,530

The number of shares of common stock available for issuance under the 2013 Equity and Incentive Plan is subject to an automatic annual increase on each July 1 equal to (i) 4% of the number of shares of common stock issued and outstanding on the immediately preceding June 30 or (ii) such lesser number of shares of common stock as determined by the Company’s Compensation Committee.
Based on the Company’s issued and outstanding common shares on June 30, 2022, the number of shares of common stock reserved and available for issuance under the 2013 Equity and Incentive Plan increased by 2,038,281 shares on July 1, 2022.
Activity Subsequent to June 30, 2022
See Note 15 to these Notes to Financial Statements for information regarding an underwritten public offering completed by the Company in July 2022.

14.	Commitments and Contingencies
License and Other Agreements
Under various grant funding agreements, the Company will be required to pay royalties and milestone payments upon the successful development and commercialization of its product candidates. The Company may become obligated to pay royalties on net product sales of any collaboration product that it successfully develops and subsequently commercializes or, if it out-licenses
rights to a collaboration product, a specified percentage of certain payments it receives from its licensee. The Company is not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. The Company’s obligation to make such payments would end upon its payment of a specified amount.
The Company is also party to various licensing agreements entered into in the ordinary course of business, pursuant to which the Company obtains certain rights to use the licensor’s intellectual property in connection with the making, having made, using, selling or offering for sale of the Company’s product candidates. As of June 30, 2022, the Company had four
license agreements with the University of Florida Research Foundation (“UFRF”), including a joint license between UFRF and Johns Hopkins University, wherein the Company is responsible for all costs related to the preparation, filing, issuance, prosecution and maintenance of the underlying patents covered in the license agreements. Additionally, the Company is required to pay minimum annual royalties under such licenses until such time when the license is terminated by either expiration of the underlying patents or voluntary termination by either party per the agreement.

The
license agreements also require future payments related to milestones or royalties on future sales of specified products. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations because they are contingent on the successful achievement of certain development, regulatory and commercial milestones. There is uncertainty regarding the various activities and outcomes needed to reach these milestones and, as such, they may not be achieved. The Company may terminate its license agreements upon providing prior written notice in accordance with the terms of each specific agreement.
As is typically required in a license agreement, the terms of each of the Company’s license agreements with UFRF include indemnification provisions pursuant to which the Company indemnifies, holds harmless and agrees to reimburse UFRF, certain of its affiliates and their respective directors, officers, employees and agents for losses suffered or incurred in connection with any claim by any third party with respect to the Company’s product candidates. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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
The worldwide
spread of COVID-19 led to
a global slowdown of economic activity and decreased demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities and precipitating many corporate bankruptcy filings. The Company previously experienced delays in enrollment in its
X-linked retinitis
pigmentosa Phase 1/2 clinical trial resulting from capacity and bandwidth limitations at its patient screening sites in connection with a surge in cases of a
COVID-19
variant. The Company may continue to see delays as the rise in
COVID-19
and/or related variants causes capacity constraints at various clinical trial sites. The Company could also experience delays resulting from critical follow-up
visits required under clinical trial protocols, which could increase the cost of those trials and also impact their expected timelines. Management’s ability to fully interpret the trial outcomes and the ability of certain lab-based
employees to perform their jobs due to
stay-at-home
orders or other restrictions related to
COVID-19
could also result in delays and increase the Company’s operating expenses. Furthermore, third-party vendors, such as raw material suppliers and contract manufacturing, testing or research organizations, have also been impacted by
COVID-19
and could continue to be impacted, which could result in unavoidable delays and/or increases in the Company’s operating costs.
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

15.	Subsequent Events
On July 15, 2022, the Company closed an underwritten public offering of (i) 16,075,000 shares of the Company’s common stock, together with accompanying warrants to purchase up to 16,075,000 shares of its common stock, at a combined offering price of $0.60 per share and
(ii) pre-funded warrants
to purchase up to 591,667 shares of the Company’s common stock, with an exercise price for each pre-funded warrant
of $0.001 per share, together with accompanying warrants to purchase up to 591,667 shares of its common stock, at a combined offering price of $0.599 per share. The warrants are: (i) immediately exercisable; (ii) legally detachable from the common stock and pre-funded
warrants that were issued on July 15, 2022; and (iii) separately exercisable by the warrant holders.
Effective July 15, 2022, (i) the holder of the
pre-funded
warrants exercised its option and purchased the underlying common stock of the Company and (ii) the underwriter exercised its option to purchase additional warrants, at a purchase price of
$0.001 per warrant, less underwriting discounts and commissions, to purchase up to 2.5 million shares of the Company’s common stock.
The abovementioned underwritten public offering, including the underwriter’s exercise of its option to purchase additional warrants, generated proceeds of
$10.0 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, which totaled $1.0 million. The Company intends to use the net proceeds from the offering, together with other available funds, to fund ongoing clinical trials in its X-linked retinitis
pigmentosa program, ongoing Phase 1/2 clinical trials in its achromatopsia program, its preclinical development programs, investments in its leased build-to-suit
manufacturing and quality control facility and for working capital and other general corporate purposes, including scheduled debt service payments.
As of September 27, 2022, there were 19,166,667
warrants outstanding from the abovementioned underwritten public offering and the underwriter’s exercise of its option to purchase additional warrants (other than the pre-funded
warrants, no warrants have been exercised). The outstanding warrants have an initial exercise price of
$0.60 per share (subject to certain adjustments) and expire on July 15, 2027
. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise.

1
30

16.	Quarterly Financial Information (Unaudited)
The tables below summarize certain quarterly information of the Company for the years ended June 30, 2022 and 2021.

	Fiscal Year 2022 by Quarter
In thousands, except per share data	First	Second	Third	Fourth

Revenue	$—	$—	$—	$325
Loss from operations	(16,425)	(18,443)	(13,583)	(17,724)
Net loss	(17,119)	(19,144)	(14,294)	(18,386)
Net loss per common share, basic	$(0.40)	$(0.45)	$(0.33)	$(0.36)
Net loss per common share, diluted	(0.40)	(0.45)	(0.33)	(0.36)

	Fiscal Year 2021 by Quarter
In thousands, except per share data	First	Second	Third	Fourth

Revenue	$—	$—	$—	$500
Loss from operations	(15,062)	(15,115)	(14,488)	(13,786)
Net loss	(15,380)	(15,462)	(14,851)	(12,136)
Net loss per common share, basic	$(0.60)	$(0.60)	$(0.40)	$(0.28)
Net loss per common share, diluted	(0.60)	(0.60)	(0.40)	(0.28)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
and
15d-15e
under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2022.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined under
Rule 13a-15(f)
of the Exchange Act. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control—Integrated Framework (2013)
. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2022. As a non-accelerated
filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange
Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors, executive officers and corporate governance included in our definitive proxy statement for our fiscal year 2022 Annual Meeting of Stockholders (the “Proxy Statement”), or an amendment to this Annual Report on Form
10-K,
to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information regarding executive compensation included in the Proxy Statement, or an amendment to this Annual Report on Form
10-K,
is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management and related stockholder matters included in the Proxy Statement, or an amendment to this Annual Report on Form
10-K,
is incorporated herein by reference.
We have two equity compensation plans under which awards are currently authorized for issuance: our 2013 Equity and Incentive Plan and our 2013 Employee Stock Purchase Plan. In connection with the consummation of our initial public offering in April 2014, our board of directors terminated any new offerings under our 2001 Stock Option Plan and our 2011 Stock Incentive Plan. Each of our 2013 Equity and Incentive Plan, our 2013 Employee Stock Purchase Plan, our 2001 Stock Option Plan and our 2011 Stock Incentive Plan was approved by our stockholders prior to our initial public offering in 2014. The table below provides information regarding securities authorized for issuance as of June 30, 2022 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of outstanding restricted stock units		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,766,353	(1)	$5.57	(2)	1,721,391	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	5,766,353		$5.57		1,721,391

(1)
Includes 199,625 shares to be issued upon completion of the vesting periods for stock-settled restricted stock unit awards, subject to withholdings to satisfy the minimum federal, state, local and/or payroll taxes of any kind required by law to be withheld with regard to the settlement of such awards, as applicable.

(2)	The calculation of the weighted average exercise price does not include outstanding restricted stock unit awards.
(3)
Includes 1,592,820 shares issuable under our 2013 Equity and Incentive Plan, which may be issued in the form of stock options, restricted stock, unrestricted stock, performance share awards or other equity-based awards, and 128,571 shares issuable under our 2013 Employee Stock Purchase Plan. This number includes the automatic increase in shares to our 2013 Equity and Incentive Plan by its terms, added July 1 of each year and calculated as a 4% increase of the number of shares of our common stock issued and outstanding on the immediately preceding June 30 or such lesser number of shares of our common stock as determined by our compensation committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions, and director independence included in the Proxy Statement, or an amendment to this Annual Report on Form
10-K,
is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding principal accounting fees and services included in the Proxy Statement, or an amendment to this Annual Report on Form
10-K,
is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Report:

(1)	Financial Statements —See Index to Financial Statements at Item 8 on page 97 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules —Schedules are omitted because they are not applicable or not required.

(3)	Index to Exhibits.

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date January 28, 2021, filed with the SEC on January 29, 2021 (File No. 001-36370))

10.1	Lease Agreement made as of April 10, 2015, by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (File No. 001-36370))

10.2	Amendment to Office Lease Agreement made as of October 1, 2016 by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (File No. 001-36370))

Exhibit Number	Description

10.3	Second Amendment to Office Lease Agreement made as of November 9, 2017 by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (File No. 001-36370))

10.4*	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Stephen W. Potter (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 (File No. 001-36370))

10.5*	Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Susan B. Washer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

10.6†	Omnibus Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made and effective as of July 1, 2015, by and between the University of Florida Research Foundation, Inc., the University of Florida Board of Trustees, John Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (File No. 001-36370))

10.7†	Omnibus Amendment to Standard Exclusive License Agreement with Know How and Standard Non-Exclusive License Agreement, made and effective as of June 30, 2015, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (File No. 001-36370))

10.8†	Exclusive License Agreement with Sublicensing Terms, effective as of September 25, 2001, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.9†	Restated Amendment to License Agreement made and, effective as of January 31, 2005, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.10†	First Amendment After Restated Amendment to License Agreement, made and effective as of November 28, 2007, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.11†	Standard Exclusive License Agreement with Sublicensing Terms, effective as of October 7, 2003, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.12†	First Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of November 2004, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.13†	Second Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of February 25, 2009, by and among Applied Genetic Technologies Corporation, the University of Florida Research Foundation, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

Exhibit Number	Description

10.14†	Standard Non-Exclusive License Agreement, effective as of September 18, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.15†	Standard Exclusive License Agreement with Know How, effective as of November 5, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.16*	Applied Genetic Technologies Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.17*	Applied Genetic Technologies Corporation 2011 Stock Incentive Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.18*	Applied Genetic Technologies Corporation 2013 Equity And Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.19*	Form of Incentive Stock Option Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.20*	Form of Non-Statutory Stock Option Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.21*	Form of Restricted Stock Unit Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.22*	Form of Restricted Stock Unit Agreement (providing for required sale) under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (File No. 001-36370))

10.23*	Form of Restricted Stock Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.24*	Applied Genetic Technologies Corporation 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.25	Form of Indemnification Agreement for Directors Associated with an Investment Fund (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.26	Form of Indemnification Agreement for Directors Not Associated with an Investment Fund (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

Exhibit Number	Description

10.27†	Second Amendment After Restated Amendment to License Agreement, made and effective as of January 10, 2014, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.28†	Fourth Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of December 17, 2013 by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.29	Loan and Security Agreement, dated as of June 30, 2020, by and among Applied Genetic Technologies Corporation, the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively, referred to as the “Lenders”), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-36370))

10.30	First Amendment to Loan and Security Agreement, dated as of May 13, 2021, by and among Applied Genetic Technologies Corporation, the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively, referred to as the “Lenders”), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (File No. 001-36370))

10.31	Lease, dated as of May 13, 2021, between Alachua Foundation Park Holding Company II, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (File No. 001-36370))

10.32	Controlled Equity OfferingSM Sales Agreement, dated as of April 2, 2021, by and between Applied Genetic Technologies Corporation and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 2, 2021)

10.33*	First Amendment to Employment Agreement by and between Applied Genetic Technologies Corporation and Stephen W. Potter, dated as of June 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021 (File No. 001-36370))

10.34*	Employment Agreement, dated as of October 14, 2021, by and between the Company and Susan Schneider (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2021 (File No. 001-36370))

10.35*	Employment Agreement, dated November 9, 2021, by and between the Company and Jonathan Lieber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 12, 2021 (File No. 001-36370))

10.36*	Employment Agreement, dated November 6, 2021, by and between the Company and Hope R. D’Oyley-Gay (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2022 (File No. 001-36370))

10.37*	Employment Agreement, dated November 15, 2021, by and between the Company and Abraham Scaria (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2022 (File No. 001-36370))

Exhibit Number	Description

10.38	First Amendment to Lease, dated as of May 3, 2022, by and between Applied Genetic Technologies Corporation and Alachua Foundation Park Holding Company II, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2022 (File No. 001-36370))

23.1^	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^^	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH^	Inline XBRL Taxonomy Extension Schema Document

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104^	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.
^^	Furnished herewith.
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer
President and Chief Executive Officer
Date:	September 27, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Susan B. Washer Susan B. Washer	Chief Executive Officer, President and Director (Principal Executive Officer)	September 27, 2022

/s/ Jonathan I. Lieber Jonathan I. Lieber	Chief Financial Officer (Principal Financial Officer)	September 27, 2022

/s/ Gerald A. Reynolds Gerald A. Reynolds	Chief Accounting Officer (Principal Accounting Officer)	September 27, 2022

/s/ Scott Koenig Scott Koenig	Director	September 27, 2022

/s/ William Aliski William Aliski	Director	September 27, 2022

/s/ Ed Hurwitz Ed Hurwitz	Director	September 27, 2022

/s/ James Robinson James Robinson	Director	September 27, 2022

/s/ Anne VanLent Anne VanLent	Director	September 27, 2022

/s/ James Rosen James Rosen	Director	September 27, 2022

/s/ Yehia Hashad Yehia Hashad	Director	September 27, 2022