Form 10-K/A
period 2022-06-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2022-10-24
CIK 1273636

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
common shares.
The number of shares of the registrant’s common stock outstanding as of October 21, 2022 was 67,632,195.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Tampa, Florida

EXPLANANTORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended June 30, 2022 originally filed on September 27, 2022 (the “Original Filing”) by Applied Genetic Technologies Corporation (“AGTC,” the “Company,” “we” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of the year ended June 30, 2022 (“fiscal year 2022”).

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and, accordingly, should be read in conjunction with the Original Filing. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

APPLIED GENETIC TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2022

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following biographical descriptions set forth certain information, as of October 21, 2022, with respect to our directors and our executive officers.

Name	Age	Position
Susan B. Washer	61	President, Chief Executive Officer and Director
Jonathan I. Lieber	53	Chief Financial Officer
Stephen W. Potter	66	Vice President and Chief Business Officer
Hope D’Oyley-Gay	53	General Counsel
Abraham Scaria, Ph.D.	63	Chief Scientific Officer
Susan Schneider, M.D.	64	Chief Medical Officer
William Aliski, MPA (1)(3)	75	Director
Yehia Hashad, M.D. (2)	55	Director
Ed Hurwitz (1)	58	Director
Scott Koenig, M.D., Ph.D. (2)	70	Chairman of the Board of Directors
James A. Robinson (1)(3)	53	Director
James Rosen (1)(2)	53	Director
Anne VanLent (3)	74	Director

Executive Officers

Susan B. Washer has served as our President and Chief Executive Officer since March 2002 and as a member of our board of directors since November 2003. Prior to becoming our President and Chief Executive Officer, Ms. Washer served as our Chief Operating Officer from October 2001 to March 2002. From August 1996 to October 2001, Ms. Washer was President and Chief Executive Officer of Scenic Productions Inc., a specialty construction firm providing sculpting, painting and construction services to the entertainment industry. From June 1994 to August 1996, Ms. Washer served as the Founding Executive Director and then Business Advisor for the North Florida Technology Innovation Center, a public-private organization financing and providing services to entrepreneurial companies licensing technology from Florida universities. From October 1983 to June 1994, Ms. Washer served in various research and pharmaceutical management positions with Abbott Laboratories and Eli Lilly and Company. Ms. Washer also served on the board of Histogenics Corporation from April 2018 to September 2019. In addition, Ms. Washer serves on several biotechnology industry related boards and committees, including as an appointed member of the Small Business Capital Formation Advisory Committee for the Securities and Exchange Commission, the Associate Vice President of the Emerging Companies Section Governing Board of the Biotechnology Innovation Organization (“BIO”), and a member of the Board of Directors of each of BIO and BioFlorida. Ms. Washer received a B.S. in biochemistry from Michigan State University and an M.B.A. from the University of Florida. We believe that Ms. Washer’s education and professional background in science and business management, her years of experience in the pharmaceutical and biotechnology industries, her service as a senior executive of entrepreneurial companies and her extensive knowledge of our company and its business qualify her to serve as a member of our board of directors.

Jonathan I. Lieber has served as our Chief Financial Officer since September 2021. From December 2018 through September 2021, Mr. Lieber was managing director of Danforth Advisors, a biotech financing and accounting advisory firm. Mr. Lieber previously served as Chief Financial Officer of Histogenics Corporation, a biopharmaceutical company focused on the development of restorative cell therapies, from June 2015 through December 2018. Prior to that, he was Senior Vice President and Chief Financial Officer of Metamark Genetics, Inc., a privately held, urology-focused, molecular diagnostics company, from January 2014 to June 2015. From September 2012 to September 2013, Mr. Lieber served as Chief Financial Officer and Treasurer of Repligen

Corporation, a manufacturer and supplier of high-value consumables to the life sciences industry. From June 2009 to May 2012, Mr. Lieber served as Chief Financial Officer and Treasurer of Xcellerex, Inc., a privately-held company engaged in the manufacture and sale of capital equipment and related consumables to the biopharmaceutical industry. Since June 2020, Mr. Lieber has served on the board of directors of Salarius Pharmaceuticals, a cancer-focused biotechnology company. Mr. Lieber received an M.B.A. in finance from the Stern School of Business of New York University and a B.S. in business administration and finance from Boston University.

Stephen W. Potter has served as our Chief Business Officer since February 2015. Prior to joining us, Mr. Potter was employed by NeoStem, Inc., a developer of cell-based therapeutics, where he served as Executive Vice President from July 2013 to February 2015, and was a member of the Board of Directors from January 2013 to July 2013. Previously, Mr. Potter was Senior Vice President of Operations and Corporate Development for Osiris Therapeutics, Inc., from February 2011 to November 2012, where he was part of the senior leadership team that achieved approval of the first-ever stem cell drug therapy, Prochymal. He was also responsible for the launch and overall management of the Bio-Surgery business unit as well as operational oversight for multiple functional areas, including manufacturing, human resources, IT, legal and business development. From 2006 through 2010, Mr. Potter served as Senior Vice President of Corporate and Business Development at Genzyme Corporation and as Vice President of Corporate and Business Development. While at Genzyme, he was the senior leader for its global corporate and business development team that provided strategic and transaction support, including support for many of Genzyme’s gene and cell therapy opportunities. Mr. Potter has also held positions at DuPont Pharmaceuticals, E.I. Dupont de Nemours and Company, Inc., and Booz Allen & Hamilton. Mr. Potter earned a B.S. from the University of Massachusetts and an MBA from Harvard Business School.

Hope D’Oyley-Gay has served as our General Counsel since December 2021. From May 2019 to December 2021, Ms. D’Oyley-Gay served as General Counsel and Vice President of Administration at Spirovant Sciences, where she oversaw legal, compliance and business operations for the pre-clinical gene therapy company. From September 2018 to May 2019, she was counsel at Reed Smith LLP, a global law firm, where she supported business development transactions for pharmaceutical and emerging life sciences companies. From April 2016 to May 2019, Ms. D’Oyley-Gay was Executive-in-Residence at Militia Hill Ventures, a venture firm that creates and builds life sciences companies. Prior to that, Ms. D’Oyley-Gay served in a variety of positions at GlaxoSmithKline plc (now GSK plc), a global biopharma company, from July 2001 to April 2015, including as Vice President and Associate General Counsel from 2009 to 2015, where she provided legal support to business development transactions globally, including but not limited to, licensing transactions, co-development collaborations, mergers and acquisitions, co-promotion agreements and divestments. Ms. D’Oyley-Gay received a B.S. from the University of Delaware and a J.D. from the University of Pennsylvania Law School.

Abraham Scaria, Ph.D. has served as our Chief Scientific Officer since December 2021. From October 2019 through November 2021, Dr. Scaria was Senior Vice President and Chief Scientific Officer of Iveric Bio, a biopharmaceutical company focused on the discovery and development of treatments for retinal diseases with significant unmet medical needs. Prior to this, from April 2017 through August 2019, Dr. Scaria served as Vice President of Ophthalmology for Casebia Therapeutics, a biotech company. Dr. Scaria also served as head of gene therapy research at Sanofi Genzyme, a pharmaceutical industry company, from December 2015 through April 2017. Dr. Scaria received his B.S. and M.S. from University of Bombay, and his Ph.D. from Indiana University School of Medicine.

Susan Schneider, M.D. has served as our Chief Medical Officer since November 2021. Dr. Schneider has over fifteen years of experience as an executive and medical professional at biotechnology companies with early and late stage ophthalmic development programs in multiple disease indications. From September 2020 to October 2021, Dr. Schneider was Senior Vice President of Clinical Development, Ophthalmology at Ji Xing Pharmaceuticals, a biotechnology company. Prior to that, Dr. Schneider was Senior Vice President of Clinical Development, Ophthalmology at Eloxx Pharmaceuticals, a clinical-stage biopharmaceutical company developing novel RNA-modulating drug candidates, from March 2019 to March 2020 and she was Chief Medical

Officer at Oxurion NV (formerly ThromboGenics NV), a biopharmaceutical company developing treatments to preserve vision for patients with diseases affecting the back of the eye, from November 2017 to November 2018. Dr. Schneider worked at Allergan plc, a pharmaceutical company, from July 2014 through October 2017, first as Vice President, Therapeutic Area Head Glaucoma and Wet AMD until 2015 and then as Vice President and Therapeutic Area Head Glaucoma and Retina through October 2017. Dr. Schneider earned an M.D. from the Medical College of Pennsylvania and a B.A. from the University of Pennsylvania.

Directors

William Aliski, MPA has served as a member of our board of directors since September 2018. Mr. Aliski has served as a commercial consultant for early-stage orphan disease companies, including Ra Pharmaceuticals, Inc., from October 2016 to March 2017, and from March 2018 to present time, Magenta Pharma, from August 2019 to March 2020, X4 Pharmaceuticals, Inc., from January 2020 to March 2020, Clementia Pharmaceuticals, Inc., from December 2015 to January 2017, OxThera, from January 2015 through April 2015, Prosensa during 2014, Adimab LLC from November 2013 until December 2013, NPS Pharmaceuticals from April 2013 through December 2014, Fidelity Biosciences from August 2012 until December 2012 and Enobia Pharma from September 2011 until March 2012. Before that, Mr. Aliski served as Senior Vice President and Chief Commercial Officer of FoldRx Pharmaceuticals, a rare disease company, from June 2009 until March 2011, as Director of Simon Kucher Partners, a global consulting firm, from January 2008 until June 2009, and as General Manager of BioMarin Europe at BioMarin Pharmaceuticals Inc. from December 2005 until January 2008. Mr. Aliski also served on the board of directors of Ultragenyx Pharmaceutical Inc. from January 2011 until June 2022. Mr. Aliski received a B.S. in Economics and a Master of Social Planning from Boston College and an M.P.A. from the Kennedy School of Government at Harvard University. We believe that Mr. Aliski’s extensive experience in the life sciences industry, membership on various boards of directors, and his leadership and management experience qualify him to serve as a member of our board of directors.

Yehia Hashad, M.D. has served as a member of our board of directors since August 2021. Since February 2022, Dr. Hashad has served as Executive Vice President R&D and Chief Medical of Bausch + Lomb, a health products company. Dr. Hashad worked at Allergan plc (acquired by Abbvie Inc. in 2019), a pharmaceutical company, from 2010 through January 2022, serving most recently as Senior Vice President & Global Head R&D Allergan Aesthetics since 2019 and Vice President & Global Head Clinical Development Ophthalmology, Dermatology and Medical Aesthetics since 2017. Prior to that, Dr. Hashad served in various medical director roles at Novartis AG, a publicly-traded pharmaceutical company, from 2005 to 2010. Dr. Hashad has served as a member of the executive board for the University of California Irvine research unit since 2017. He previously served as a member of the Board of the Glaucoma Research Foundation from 2013 to 2017 and a member of the Board of the National Alliance of Vision and Eye Research from 2014 to 2019. Dr. Hashad holds an M.B.Bch. in Medical and Surgical Sciences and an M.Sc. in Medical and Surgical Ophthalmology from the University of Cairo, Egypt. We believe that Dr. Hashad’s extensive educational background and extensive experience in the biopharmaceutical industry, including in management medical director roles, qualify him to serve as a member of our board of directors.

Ed Hurwitz has served as a member of our board of directors since November 2012. Mr. Hurwitz is a Managing Director of MPM Capital, a healthcare venture capital firm, and a Managing Director of Precision Bioventures, LLC, a consulting and investment advisory firm founded by Mr. Hurwitz. He was a director at Alta Partners from 2002 through December 2014. Mr. Hurwitz currently serves as Chairman of the board of directors of Aryalis Therapeutics, Protego BioPharm, Rekindle Therapeutics, and BioIntervene, Inc., as well as a board member of Recode Therapeutics, all privately held, biotechnology companies. Mr. Hurwitz also serves as a member of the board of directors of MacroGenics, Inc. and Dyne Therapeutics, each of which is a publicly traded biotechnology company. Prior to joining Alta, Mr. Hurwitz served as Senior Vice President and CFO of Affymetrix from 1997 to 2002. From 1994 to 1997, Mr. Hurwitz was a biotechnology research analyst for Robertson Stephens & Company, and from 1992 to 1994, was a biotechnology research analyst for Smith Barney Shearson. From 1990 to 1992, he practiced commercial law at Cooley Godward LLP. Mr. Hurwitz earned a J.D.

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

James A. Robinson has served as a member of our board of directors since November 2021. Mr. Robinson has served as Chief Executive Officer of Urovant Sciences Ltd., a global biopharmaceutical company focused on developing novel therapies for urologic conditions, since March 2020 and as a member of its board of directors since March 2019. From April 2019 to March 2020, Mr. Robinson held the position of President and Chief Operating Officer at Paragon Biosciences, a life science innovator that creates, invests in and builds bioscience companies, where he oversaw Paragon’s operations. Mr. Robinson previously served as President and Chief Operating Officer of Alkermes, Inc., a global biopharmaceutical company developing innovative medicines in the fields of neuroscience and oncology, from March 2018 to April 2019. Prior to Alkermes, Inc., Mr. Robinson spent over twelve years at Astellas U.S. LLC, a pharmaceutical company, most recently as President, Americas Operations from March 2016 to March 2018. Prior to that, he was President of Astellas Pharma US from April 2013 until March 2018. Prior to Astellas, Mr. Robinson spent thirteen years at Schering-Plough Pharmaceuticals, a pharmaceutical manufacturer, where his last role was Vice President, Hepatitis Sales and Managed Care. Mr. Robinson previously served on the board of directors for Neos Therapeutics and the Chicago Botanic Garden and is a founding member of MATTER. Previously, Mr. Robinson served on the board of directors of Pharmaceutical Research and Manufacturers of America, or PhRMA, and served as Chairman of PHRMA’s State Committee. Mr. Robinson received a B.S. from DePaul University. We believe that Mr. Robinson’s knowledge and experience in the life sciences industry and his extensive commercial experience qualifies him to serve as a member of our board of directors.

James Rosen has served as a member of our board of directors since March 2010; he is currently CEO of READDI, Inc, a 501(c)(3) corporation, prior to which he was CEO of Artizan Biosciences, a precision therapeutics company. READDI, Inc. is engaged in the discovery and development of broad-spectrum antiviral therapeutics for pandemic preparedness. From February 2015 through August 2016, Mr. Rosen served as Deputy Director, Venture Investing at the Bill & Melinda Gates Foundation. Prior to that, Mr. Rosen was a partner at Intersouth Partners, a venture capital firm, from January 2007 to December 2014. Prior to joining Intersouth, he spent 15 years in clinical, research and financial positions in the healthcare and biotechnology sectors, including serving as an equity research analyst at Brean Murray & Co., from 2000 to 2003, covering biopharmaceuticals, genomics, generics, drug delivery and medical device companies. Mr. Rosen holds a B.A. from Duke University, an M.B.A. from the University of North Carolina-Chapel Hill’s Kenan-Flagler School of Business and an M.S.P.H. from the University of North Carolina School of Public Health. We believe that Mr. Rosen’s education and professional background in science, business management and finance and his operational experience as a scientist and executive in the healthcare and biotechnology industries and as a venture capitalist concentrating on those industries, qualify him to serve as a member of our board of directors.

Anne VanLent has served as a member of our board of directors and chair of the audit committee since August 2016. Ms. VanLent is President of AMV Advisors, providing corporate strategy and financial consulting services to emerging growth life sciences companies. Ms. VanLent had been Executive Vice President and Chief Financial Officer of Barrier Therapeutics, Inc., a publicly traded pharmaceutical company, from May 2002 through April 2008. Ms. VanLent also worked for eight years as Senior Vice President and Chief Financial Officer of The Liposome Company, Inc., a publicly traded biopharmaceutical company. Ms. VanLent currently serves as a director, chair of the Audit Committee, and member of the Nominating and Governance Committee of Trevi Pharmaceuticals, Inc. She has also served as a director and chair of the Audit Committee of ObsEva SA since May 2021. Until June 2020, she also served as a director, chair of the Audit Committee and member of the Compensation Committee of Vaxart, Inc. as a result of its merger in February 2018 with Aviragen Therapeutics, Inc., where she served as lead director, chair of the Audit Committee and member of the Nominating and Governance Committee. From April 2011 to December 2017, she served as a director, chair of the Audit Committee, and chair of the Nominating and Governance Committee of Ocera Therapeutics, Inc. From April 2013 through June 2017 she served as a director, member of the Audit Committee, and member of the Compliance Committee of Novelion Pharmaceuticals, Inc. From July 2013 to May 2016, Ms. VanLent served as a director, chair of the Audit Committee, and member of the Compensation Committee of Onconova Therapeutics, Inc. From 1997 to May 2013, she served as a director of Integra Life Sciences Holdings, Inc. and chaired its audit committee from 2006 until 2012. Ms. VanLent received a B.A. degree in Physics from Mount Holyoke College. We believe that Ms. VanLent’s qualifications to sit on our board of directors include her extensive leadership and finance experience, and her extensive experience serving as a board member, audit committee member and audit committee chair of public companies in the life sciences industry.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics; Corporate Governance Guidelines

We have adopted a written code of business conduct and ethics that applies to our directors, executive officers and employees, as well as corporate governance guidelines. Copies of the code of business conduct and ethics and our corporate governance guidelines are posted on the Corporate Governance section of our website, which is located at https://ir.agtc.com/corporate-governance. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or on a Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission (the “SEC”). These directors, executive officers and ten-percent stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that, during fiscal year 2022, our directors, executive officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements, except that Dr. Schneider filed a late Form 4 with respect to her initial grant of options on November 8, 2021.

Audit Committee

The Company has a standing audit committee consisting of Ms. VanLent, its chairperson, Mr. Aliski and Mr. Robinson. Among other things, the audit committee assists our board of directors in its oversight of: the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications and independence of our independent registered public accounting firm; and the performance of our independent registered public accounting firm. Our board of directors has determined that each member of the audit committee satisfies the Nasdaq Stock Market independence standards and the independence standards of Rule 10A-3(b)(1) of the Securities Exchange Act. Each of the members of our audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC, and the Nasdaq Stock Market. The board of directors has also determined that Ms. VanLent qualifies as an “audit committee financial expert,” as defined by applicable rules of the Nasdaq Stock Market and the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Summary

The compensation of our executive officers is determined by the compensation committee of our board of directors and discussed by the compensation committee throughout the year. Our formal annual compensation review process generally takes place during the first quarter of each fiscal year, after the results of the previous fiscal year are known. Annual variable compensation and discretionary cash bonuses for the completed fiscal year, if any, and long-term equity-based incentive compensation, if any, are awarded by the compensation committee on a discretionary basis, generally during the first fiscal quarter, after a review of the previous fiscal year’s results.

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

The compensation committee does not have a formal benchmarking policy or a practice of establishing the amount of any element of our executive officers’ compensation by reference to a fixed range of percentages or percentiles of the compensation of any peer or comparison group. As a result, the determinations made by the members of our compensation committee are guided to a significant degree by their collective judgment and experience. During fiscal year 2022, the compensation committee retained a compensation consultant, Aon Consulting’s Radford Surveys + Consulting, or Radford, to assist the compensation committee in assessing the form and amount of compensation paid to our executives.

Our compensation committee has reviewed our compensation programs and believes that our compensation programs have not encouraged or rewarded excessive or inappropriate risk taking.

Summary Compensation Table for Fiscal Year 2022

The following table sets forth information regarding compensation earned by our President and Chief Executive Officer and our two next most highly paid executive officers who served during fiscal year 2022. We refer to these individuals as our named executive officers.

Name	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Other ($)		Total ($)
Susan B. Washer	2022	550,758	—		725,730	185,055	12,024	(2)	1,473,567
President and Chief Executive Officer	2021	529,575	—		651,578	247,576	11,400	(2)	1,440,129
Jonathan I. Lieber	2022	326,182	100,500	(3)	470,987	98,675	7,785	(4)	1,004,129
Chief Financial Officer
Susan Schneider, M.D.	2022	294,716	100,500	(3)	352,306	76,683	8,424	(4)	832,629
Chief Medical Officer

(1)

Represents the grant date fair value of option awards granted in fiscal year 2022 and the fiscal year ended June 30, 2021 (“fiscal year 2021”) in accordance with Accounting Standards Codification Topic 718, Compensation–Stock Compensation (“ASC 718”). See Notes 2 and 9 of the notes to our audited financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.

(2)	Consists of 401(k) plan matching contributions.
(3)

Reflects $100,000 sign-on bonuses paid to each of Mr. Lieber and Dr. Schneider during fiscal year 2022 in connection with the commencement of their employment in September 2021 and November 2021, respectively, as well as $500 related to non-compete restrictions contained in each officer’s employment agreement.

(4)	Includes 401(k) plan matching contributions of $7,627 and $8,342 for Mr. Lieber and Dr. Schneider, and $158 and $82 of fringe benefits for Mr. Lieber and Dr. Schneider, respectively.

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

We have an at-will employment agreement with each of Ms. Washer, our President and Chief Executive Officer, Mr. Lieber, our Chief Financial Officer, and Dr. Schneider, our Chief Medical Officer. For fiscal year 2022, the annual base salaries of Ms. Washer, Mr. Lieber and Dr. Schneider were $550,758, $416,000 and $455,000, respectively. Mr. Lieber and Dr. Schneider started their employment with us in September 2021 and November 2021 and, as such, they were paid the portion of their base salaries reflective of the amount of time they were employed during fiscal year 2022, or $326,182 and $294,716, respectively. In connection with their commencement of employment, Mr. Lieber and Dr. Schneider also each received a sign-on bonus of $100,000. In addition, Ms. Washer, Mr. Lieber and Dr. Schneider received bonuses for fiscal year 2022 of $185,055, $98,675 and $76,683, respectively, based on the achievement of certain corporate and individual performance goals as determined by the compensation committee. For the fiscal year ending June 30, 2023, the annual base salaries of Ms. Washer, Mr. Lieber and Dr. Schneider were determined to be $575,000, $432,640 and $464,100, respectively.

In fiscal year 2022, our compensation committee retained Radford to assist us with the identification of an appropriate peer group of companies for purposes of benchmarking the competitiveness of our executive compensation. Our compensation committee will evaluate the need for revisions to our executive compensation program to ensure that our program is competitive with the companies with which we compete for executive talent and that it is appropriate for a public company.

Retirement Savings

All of our full-time employees in the United States, including our named executive officers, are eligible to participate in our 401(k) plan. Pursuant to our 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit (which is $20,500 in calendar year 2022 and was $19,500 in calendar year 2021), with additional salary deferrals not to exceed $6,500 in each of calendar years 2022 and 2021 available to those employees 50 years of age or older, and to have the amount of this reduction contributed to our 401(k) plan. The 401(k) plan permits us to make contributions up to the limits allowed by law on behalf of all eligible employees. Since July 1, 2017, we have been making matching contributions of 100% of the first 4% contributed by employees to our 401(k) plan.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of June 30, 2022.

Name	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Option Grant Date
Susan B. Washer	140,000		—		4.90	9/18/2023	9/18/2013
	99,156		—		14.08	4/17/2024	4/17/2014
	55,780		—		16.00	7/31/2024	7/31/2014
	80,000		—		18.48	7/21/2025	7/21/2015
	80,000		—		15.57	7/7/2026	7/7/2016
	100,000		—		4.90	7/17/2027	7/17/2017
	97,916	(1)	2,084		4.25	7/25/2028	7/25/2018
	70,833	(1)	29,167		3.00	8/15/2029	8/15/2019
	77,458	(1)	91,542		5.50	8/5/2030	8/5/2020
	63,020	(1)	211,980		3.74	7/27/2031	7/27/2021
Jonathan I. Lieber	—		202,000	(2)	3.30	9/20/2031	9/20/2021
Susan Schneider, M.D.	—		180,000	(2)	2.76	11/8/2031	11/8/2021

(1)	This option becomes exercisable in equal monthly installments over four years from the date of grant.
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

Employment Agreements, Severance and Change in Control Arrangements

Agreement with Ms. Washer

Under the terms of Ms. Washer’s employment agreement, if we terminate Ms. Washer’s employment without “cause” or if she terminates her employment with us for “good reason” prior to a change of control or during the 12-month period following a “change of control,” in each case as those terms are defined in her employment agreement, she will be entitled to receive severance benefits, payable in a single lump sum, as follows:

•

An amount equal to the sum of (a) her then current annual base salary and (b) the product of her target bonus in effect immediately prior to the date of termination (currently 60% of Ms. Washer’s base salary) multiplied by a fraction equal to the quotient of (i) the number of days elapsed as of the termination date during the year in which the termination occurs divided by (ii) 365.

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

•

In the event Ms. Washer terminates her employment for good reason other than during the 12-month period following a change of control, each unvested equity award previously granted to her will vest with respect to 50% of the shares that are unvested as of the effective date of the termination of her employment.

•

To the extent that the vesting of any unvested awards held by Ms. Washer at the time of the termination of her employment is contingent upon the attainment of any corporate or market performance condition that has not been satisfied as of that date, the condition will be deemed to have been satisfied as of the date of termination:

•	at the 100% level, in the case of a termination by us without cause or by Ms. Washer during the 12 months following a change of control for good reason, or

•	at the 50% level, in the case of a termination by Ms. Washer for good reason other than during the 12 months following a change of control for good reason.

Agreement with Mr. Lieber

Pursuant to the terms of Mr. Lieber’s employment agreement, if we terminate his employment without “cause” or if he terminates his employment with us for “good reason” prior to a change of control or during the 12-month period following a “change in control,” in each case as those terms are defined in his employment agreement, he will be entitled to receive severance benefits, payable in a single lump sum, as follows:

•

In the event of Mr. Lieber’s termination without cause or for good reason within 12 months of a change of control, an amount equal to the sum of (a) his then current annual base salary and (b) his target bonus in effect immediately prior to the date of termination (currently 40% of Mr. Lieber’s base salary).

•

In the event of Mr. Lieber’s termination without cause or for good reason (other than within 12 months of a change of control), an amount equal to the sum of (a) the product of his then current annual base salary multiplied by 0.75 and (b) the product of his target bonus in effect immediately prior to the date of termination multiplied by a fraction equal to the quotient of (i) the number of days during such year on which he was employed by us divided by (ii) 365.

•

Mr. Lieber will also be entitled to continue to participate in our benefits plans for a period of up to 12 months following termination in the event of his termination without cause or for good reason.

•

In the event of Mr. Lieber’s termination without cause or for good reason within 12 months of a change of control, his options and other awards subject to vesting, including any award the vesting of which is contingent upon the attainment of any Company or market performance conditions, will be deemed fully vested and exercisable.

Agreement with Dr. Schneider

Pursuant to the terms of Dr. Schneider’s employment agreement, if we terminate her employment without “cause” or if she terminates her employment with us for “good reason” prior to a change of control or during the 12-month period following a “change in control,” in each case as those terms are defined in her employment agreement, she will be entitled to receive severance benefits, payable in a single lump sum, as follows:

•

In the event of Dr. Schneider’s termination without cause or for good reason within 12 months of a change of control, an amount equal to the sum of (a) her then current annual base salary and (b) her target bonus in effect immediately prior to the date of termination (currently 40% of Dr. Schneider’s base salary).

•

In the event of Dr. Schneider’s termination without cause or for good reason (other than within 12 months of a change of control and/or not relating to a change of control), an amount equal to 9 months of her then current annual base salary and (b) the pro-rata portion of her target bonus in effect immediately prior to the date of her termination based on the number of days she has been employed by us during the year in which her employment is terminated.

•

Dr. Schneider will also be entitled to continue to participate in our benefits plans for a period of up to 12 months following termination in the event of her termination without cause or for good reason.

•

In the event of Dr. Schneider’s termination without cause or for good reason within 12 months of a change in control, her options and other awards subject to vesting, including any award the vesting of which is contingent upon the attainment of any Company or market performance conditions, will be deemed fully vested and exercisable.

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

Upon initial election to our board of directors, our non-employee directors are entitled to receive a non-qualified stock option to purchase 25,000 shares of our common stock, vesting one third on the first anniversary of the date of grant and thereafter in 24 equal monthly installments, so that the option is fully-vested on the third anniversary of the date of grant. In addition, each non-employee director remaining in office receives at each annual meeting of the stockholders a non-qualified stock option, vesting in 12 equal monthly installments, to purchase 14,000 shares of our common stock. Each such initial or annual stock option is granted with an exercise price equal to the fair value of our common stock on the date of grant.

The following table sets forth information regarding compensation awarded to, earned by or paid to our non-employee directors who served during fiscal year 2022. We do not pay any compensation to our President and Chief Executive Officer in connection with her service on our board of directors. See “Executive Compensation” for a discussion of the compensation of Ms. Washer.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)		Total ($)
William Aliski, MPA	57,000	21,233		78,233
Yehia Hashad, M.D.(3)	36,500	80,714		117,214
Ed Hurwitz	44,000	21,233		65,233
Scott Koenig, M.D., Ph.D.	80,262	21,233		101,495
Ivana Magovcevic-Liebisch, Ph.D. (4)	42,022	43,059	(5)	85,081
James A. Robinson (6)	31,147	37,916		69,063
James Rosen	51,104	21,233		72,337
Anne VanLent	58,000	21,233		79,233

(1)	Represents amount earned or paid for service as a director during fiscal year 2022.
(2)

Represents the grant date fair value of option awards granted in fiscal year 2022 in accordance with ASC 718. See Notes 2 and 9 of the notes to our audited financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts.

(3)	Dr. Hashad joined the board of directors in August 2021.
(4)	Dr. Magovcevic-Liebisch resigned from our board of directors effective March 9, 2022.
(5)

Includes $21,826 of fair value for modifications to the stock options held by Dr. Magovcevic-Liebisch upon her resignation from our board of directors. Pursuant to such modifications, accelerated vesting was provided for 3,500 stock options that were previously unvested and the exercise period for Dr. Magovcevic-Liebisch to exercise any of her vested stock options was extended to December 31, 2023.

(6)	Mr. Robinson joined the board of directors in November 2021.

The table below shows the aggregate number of option awards held as of June 30, 2022 by each of our current non-employee directors who was serving as of that date.

Name	Number of Options Outstanding
William Aliski, MPA	71,000
Yehia Hashad, M.D.	39,000
Ed Hurwitz	84,263
Scott Koenig, M.D., Ph.D.	98,548
James A. Robinson	25,000
James Rosen	84,263
Anne VanLent	80,000

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee for fiscal year 2022 were Mr. Rosen, Dr. Hashad, Dr. Koenig and Dr. Magovcevic-Liebisch. Dr. Koenig stepped down from the compensation committee on November 30, 2021. Dr. Magovcevic-Liebisch left the compensation committee upon her departure from our board of directors on March 9, 2022. Mr. Rosen was appointed chair of the compensation committee, Dr. Hashad joined the compensation committee and Dr. Koenig rejoined the compensation committee on April 11, 2022. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our company, nor has any of them ever been an officer or employee of our company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of October 21, 2022 by:

•	each person or entity, or group of affiliated persons or entities, if any, known by us to beneficially own more than five percent of our common stock;

•	each of our directors and named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 21, 2022 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. The address of each of the persons in this table is c/o Applied Genetic Technologies Corporation, 14193 NW 119th Terrace, Suite 10, Alachua, Florida 32615.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act and is based on 67,632,195 shares of our common stock outstanding as of October 21, 2021. The number of outstanding shares beneficially owned by each stockholder below was obtained from the most recent publicly filed information, as applicable. Amounts under the heading “Right to Acquire” represent shares that may be acquired upon exercise of outstanding stock options exercisable within 60 days of October 21, 2021.

Name of Beneficial Owner	Shares Outstanding	Right to Acquire	Total	Percentage of Shares Outstanding
Susan B. Washer (1)	143,021	956,143	1,099,164	1.6%
Jonathan I. Lieber (2)	—	72,793	72,793	*
Susan Schneider, M.D. (3)	—	57,643	57,643	*
William Aliski, MPA (4)	8,500	71,000	79,500	*
Yehia Hashad, M.D. (5)	—	25,111	25,111	*
Ed Hurwitz (6)	27,472	84,263	111,735	*
Scott Koenig, M.D., Ph.D.	34,246	98,548	132,794	*
James A. Robinson (7)	—	8,333	8,333	*
James Rosen	1,000	84,263	85,263	*
Anne VanLent	—	80,000	80,000	*
All executive officers and directors (13 persons) (8)	261,372	2,122,987	2,384,359	3.4%

*	Less than 1%
(1)	Excludes 684,793 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(2)	Excludes 283,907 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(3)	Excludes 264,657 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(4)	Includes 1,500 shares held by Mr. Aliski’s wife in a self-directed IRA.
(5)	Excludes 13,889 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.

(6)	Includes 1,800 shares held by the Hurwitz/Lichtenfeld Revocable Trust over which Mr. Hurwitz, as a trustee and a beneficiary, may be deemed to exercise voting and investment control.
(7)	Excludes 16,667 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table.
(8)

Excludes 2,013,572 shares subject to outstanding stock options that are not exercisable within 60 days of the date of the table and 8,750 restricted stock units that are not exercisable within 60 days of the date of the table.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indemnification of Officers and Directors

Our certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors that are broader in scope than the specific indemnification provisions contained in the Delaware General Corporation Law.

Policies and Procedures for Related Person Transactions

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

Our Independent Registered Public Accounting Firm

Ernst & Young LLP was selected by our audit committee as the independent registered public accounting firm to audit our financial statements for the fiscal year 2022. The selection of Ernst & Young LLP was approved by our stockholders at the 2022 annual meeting of stockholders.

Audit and Other Fees

The table below summarizes the fees for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, for fiscal years 2022 and 2021.

	Year Ended June 30,
Fee Category	2022	2021
Audit fees	$686,500	$637,450
Audit-related fees	—	—
Tax fees	—	—
All other fees	2,000	2,000

Total Fees	$688,500	$639,450

Audit fees. Audit fees consist of fees and related expenses billed for professional services rendered for the audit of the financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements and include fees for professional services rendered in connection with quarterly and annual reports. The audit fees for fiscal years 2022 and 2021 also include fees and related expenses associated with the issuance of consents by our independent registered public accounting firm to be named in our registration statements and to the use of their audit reports in the registration statements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, including consultation on accounting standards or accounting for specific transactions.

Tax fees. Tax fees represent fees for professional services performed by our independent registered public accounting firm with respect to tax compliance, tax advice and tax planning and related expenses. We engage a separate professional services firm for these services, including assistance with the preparation of federal, state and foreign income tax returns.

All other fees. All other fees represent fees for products and services provided by our independent registered public accounting firm, other than those described above.

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage our independent registered public accounting firm to provide any specified services without specific audit committee pre-approval of the engagement for those services. All of the services provided by our independent registered public accounting firm during fiscal year 2022 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements — See Index to Financial Statements and Financial Statement Schedule at Item 8 on page 97 of the Original Filing.

(2) Financial Statement Schedules — Schedules are omitted because they are not applicable or not required.

(3) Index to Exhibits.

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date January 28, 2021, filed with the SEC on January 29, 2021 (File No. 001-36370))

4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date July 12, 2022, filed with the SEC on July 14, 2022 (File No. 001-36370))

10.1	Lease Agreement made as of April 10, 2015, by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (File No. 001-36370))

10.2	Amendment to Office Lease Agreement made as of October 1, 2016 by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (File No. 001-36370))

10.3	Second Amendment to Office Lease Agreement made as of November 9, 2017 by and between Alachua Foundation Park Holding Company, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (File No. 001-36370))

10.4*	Employment Agreement dated as of August 29, 2019 between Applied Genetic Technologies Corporation and Stephen W. Potter (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 (File No. 001-36370))

10.5*	Employment Agreement dated as of September 26, 2014 between Applied Genetic Technologies Corporation and Susan B. Washer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 26, 2014, filed on October 2, 2014 (File No. 001-36370))

Exhibit Number	Description

10.6†	Omnibus Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made and effective as of July 1, 2015, by and between the University of Florida Research Foundation, Inc., the University of Florida Board of Trustees, John Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (File No. 001-36370))

10.7†	Omnibus Amendment to Standard Exclusive License Agreement with Know How and Standard Non-Exclusive License Agreement, made and effective as of June 30, 2015, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (File No. 001-36370))

10.8†	Exclusive License Agreement with Sublicensing Terms, effective as of September 25, 2001, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.9†	Restated Amendment to License Agreement made and, effective as of January 31, 2005, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.10†	First Amendment After Restated Amendment to License Agreement, made and effective as of November 28, 2007, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.11†	Standard Exclusive License Agreement with Sublicensing Terms, effective as of October 7, 2003, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.12†	First Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of November 2004, by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.13†	Second Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of February 25, 2009, by and among Applied Genetic Technologies Corporation, the University of Florida Research Foundation, Inc. and Johns Hopkins University (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.14†	Standard Non-Exclusive License Agreement, effective as of September 18, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193309))

10.15†	Standard Exclusive License Agreement with Know How, effective as of November 5, 2012, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.16*	Applied Genetic Technologies Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

Exhibit Number	Description

10.17*	Applied Genetic Technologies Corporation 2011 Stock Incentive Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.18*	Applied Genetic Technologies Corporation 2013 Equity And Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.19*	Form of Incentive Stock Option Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.20*	Form of Non-Statutory Stock Option Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.21*	Form of Restricted Stock Unit Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.22*	Form of Restricted Stock Unit Agreement (providing for required sale) under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (File No. 001-36370))

10.23*	Form of Restricted Stock Agreement under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 (File No. 001-36370))

10.24*	Applied Genetic Technologies Corporation 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.25	Form of Indemnification Agreement for Directors Associated with an Investment Fund (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.26	Form of Indemnification Agreement for Directors Not Associated with an Investment Fund (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.27†	Second Amendment After Restated Amendment to License Agreement, made and effective as of January 10, 2014, by and between the University of Florida Research Foundation, Inc. and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.28†	Fourth Amendment to Standard Exclusive License Agreement with Sublicensing Terms, made as of December 17, 2013 by and between the University of Florida Research Foundation, Inc., Johns Hopkins University and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-193309))

10.29	Loan and Security Agreement, dated as of June 30, 2020, by and among Applied Genetic Technologies Corporation, the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively, referred to as the “Lenders”), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-36370))

Exhibit Number	Description

10.30	First Amendment to Loan and Security Agreement, dated as of May 13, 2021, by and among Applied Genetic Technologies Corporation, the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively, referred to as the “Lenders”), and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (File No. 001-36370))

10.31	Lease, dated as of May 13, 2021, between Alachua Foundation Park Holding Company II, LLC and Applied Genetic Technologies Corporation (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (File No. 001-36370))

10.32	Controlled Equity OfferingSM Sales Agreement, dated as of April 2, 2021, by and between Applied Genetic Technologies Corporation and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 2, 2021)

10.33*	First Amendment to Employment Agreement by and between Applied Genetic Technologies Corporation and Stephen W. Potter, dated as of June 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021 (File No. 001-36370))

10.34*	Employment Agreement, dated as of October 14, 2021, by and between the Company and Susan Schneider (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2021 (File No. 001-36370))

10.35*	Employment Agreement, dated November 9, 2021, by and between the Company and Jonathan Lieber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 12, 2021 (File No. 001-36370))

10.36*	Employment Agreement, dated November 6, 2021, by and between the Company and Hope R. D’Oyley-Gay (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2022 (File No. 001-36370))

10.37*	Employment Agreement, dated November 15, 2021, by and between the Company and Abraham Scaria (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2022 (File No. 001-36370))

10.38	First Amendment to Lease, dated as of May 3, 2022, by and between Applied Genetic Technologies Corporation and Alachua Foundation Park Holding Company II, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2022 (File No. 001-36370))

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Original Filing (File No. 001-36370))

31.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Original Filing (File No. 001-36370))

Exhibit Number	Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (incorporated by reference to Exhibit 101.INS to the Original Filing (File No. 001-36370))

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Original Filing (File No. 001-36370))

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Original Filing (File No. 001-36370))

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Original Filing (File No. 001-36370))

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Original Filing (File No. 001-36370))

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Original Filing (File No. 001-36370))

104^	The cover page for the Company’s Amendment No. 1 to Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

*	Management contract or compensatory plan or arrangement.
^	Filed herewith.
†	We have omitted portions of this exhibit, for which confidential treatment has been granted.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION

By:	/s/ Susan B. Washer
Susan B. Washer
President and Chief Executive Officer
Date:	October 24, 2022