Form 10-Q
period 2022-09-30
APPLIED GENETIC TECHNOLOGIES CORP
filed 2022-11-21
CIK 1273636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of November 16, 2022 was 67,632,195.

APPLIED GENETIC TECHNOLOGIES CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

In thousands, except per share data	September 30, 2022	June 30, 2022

ASSETS
Current assets:

Cash and cash equivalents	$34,241	$46,366
Prepaid and other current assets	2,998	3,195

Total current assets	37,239	49,561
Restricted cash	2,921	—
Property and equipment, net	4,884	4,714
Intangible assets, net	1,541	1,433
Investment in Bionic Sight, Inc.	7,732	7,807
Right-of-use assets—operating leases	2,890	3,043
Other assets	126	126

Total assets	$57,333	$66,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,043	$2,911
Accrued and other liabilities	11,753	11,727
Lease liabilities—operating	1,276	1,271
Current portion of long-term debt	9,532	9,298

Total current liabilities	26,604	25,207
Lease liabilities—operating, net of current portion	2,530	2,780
Long-term debt, net of debt discounts and deferred financing fees	6,812	9,122
Derivative liability—warrants	3,642	—
Other liabilities	99	98

Total liabilities	39,687	37,207

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 150,000 shares authorized; 67,686 and 51,011 shares issued; 67,632 and 50,957 shares outstanding at September 30, 2022 and June 30, 2022, respectively	68	51
Additional paid-in capital	344,456	337,894
Treasury stock at cost; 54 shares at both September 30, 2022 and June 30, 2022	(256)	(256)
Accumulated deficit	(326,622)	(308,212)

Total stockholders’ equity	17,646	29,477

Total liabilities and stockholders’ equity	$57,333	$66,684

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
In thousands, except per share data	2022	2021

Revenue	$—	$—

Operating expenses:
Research and development	12,884	12,325
General and administrative and other	4,460	4,100

Total operating expenses	17,344	16,425

Loss from operations	(17,344)	(16,425)

Other income (expense), net:
Investment income, net	189	6
Interest expense	(657)	(669)
Costs attributable to the issuance of freestanding warrants	(331)	—
Change in fair value of derivative liability—warrants	(192)	—

Total other income (expense), net	(991)	(663)

Loss before equity in net losses of an affiliate	(18,335)	(17,088)
Equity in net losses of an affiliate	(75)	(31)

Net loss	$(18,410)	$(17,119)

Weighted average shares outstanding:
Basic	64,911	42,823
Diluted	64,911	42,823
Net loss per common share:
Basic	$(0.28)	$(0.40)
Diluted	$(0.28)	$(0.40)
The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balances at June 30, 2022	50,957	$51	54	$(256)	$337,894	$(308,212)	$29,477
Share-based compensation expense	—	—	—	—	651	—	651
Issuance of common stock and accompanying warrants, net of issuance costs	16,675	17	—	—	5,911	—	5,928
Net loss	—	—	—	—	—	(18,410)	(18,410)

Balances at September 30, 2022	67,632	$68	54	$(256)	$344,456	$(326,622)	$17,646

	Common Stock		Treasury Stock
In thousands	Outstanding Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balances at June 30, 2021	42,794	$43	41	$(211)	$325,245	$(239,269)	$85,808
Share-based compensation expense	—	—	—	—	810	—	810
Shares issued under employee plans and related share repurchases	65	—	13	(45)	71	—	26
Net loss	—	—	—	—	—	(17,119)	(17,119)

Balances at September 30, 2021	42,859	$43	54	$(256)	$326,126	$(256,388)	$69,525

The accompanying notes are an integral
part
of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
In thousands	2022	2021
Operating activities:

Net loss	$(18,410)	$(17,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	651	810
Expense for shares of common stock issued to a vendor	4	—
Depreciation and amortization	372	364
Change in fair value of derivative liability—warrants	192	—
Amortization of debt discounts and deferred financing fees	161	169
Reduction in the carrying amount of operating lease right-of-use assets	153	108
Equity in net losses of an affiliate	75	31
Changes in operating assets and liabilities:
Prepaid and other assets	505	(224)
Accounts payable	456	135
Operating lease liabilities	(245)	(195)
Accrued and other liabilities	49	(15)

Cash used in operating activities	(16,037)	(15,936)

Investing activities:
Purchases of property and equipment	(183)	(545)
Purchases of and capitalized costs related to intangible assets	(121)	(70)
Maturities of investments	—	2,000

Cash provided by (used in) investing activities	(304)	1,385

Financing activities:
Proceeds from the issuance of common stock and accompanying warrants, net of issuance costs	9,019	—
Proceeds from the exercise of pre-funded warrants	355	—
Proceeds from exercises of common stock options	—	71
Principal payments on long-term debt	(2,237)	—
Taxes paid related to equity awards	—	(45)
Principal payments on a finance lease	—	(12)

Cash provided by financing activities	7,137	14

Net decrease in cash and cash equivalents and restricted cash	(9,204)	(14,537)
Cash and cash equivalents and restricted cash, beginning of the period	46,366	105,052

Cash and cash equivalents and restricted cash, end of the period	$37,162	$90,515

Supplemental information:
Prepaid assets included in accounts payable	$393	$—
Costs for purchases of property and equipment included in accounts payable	$338	$96
Costs for intangible assets included in accounts payable/accrued and other liabilities	$64	$25
The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

APPLIED GENETIC TECHNOLOGIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Operations
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
Liquidity and Financial Condition
As of September 30, 2022, the Company had (i) an accumulated deficit of $326.6 million and (ii) cash and cash equivalents of $34.2 million.
Management believes that there is presently insufficient funding available to allow the Company to generate data from its ongoing and planned clinical programs and fund currently planned research and discovery programs for a period exceeding one year from the date of this filing with the Securities and Exchange Commission. Additionally, management believes that the Company will incur losses and generate negative operating cash flows for the foreseeable future. As such, these circumstances collectively raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying Unaudited Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has funded its operations to date primarily through public offerings of its common stock and warrants to purchase its common stock, private placements of its preferred stock, collateralized borrowing and collaborations.
The ability of an entity to continue as a going concern depends on, among other things, positive cash flows and the availability of suitable financing. In the current business environment, the Company is unable to: (i) raise new capital through equity or debt financings or other sources; (ii) enter into one or more strategic collaboration arrangements to provide an adequate and immediate cash infusion for its ongoing operations and its leased build-to-suit
manufacturing and quality control facility that is described in Note 8 to these Notes to Unaudited Condensed Financial Statements; (iii) renegotiate the terms and conditions of its long-term debt agreement that is described in Note 5 to these Notes to Unaudited Condensed Financial Statements; (iv) sufficiently reduce its expenditures on research and development activities and/or restructure the Company’s operations to extend its cash runway; and/or (v) otherwise significantly enhance and improve its financial position. As such, management is actively seeking to consummate the proposed merger that is described in Note 9 to these Notes to Unaudited Condensed Financial Statements; however, management may be unable to successfully close that pending transaction. If the proposed merger is not completed within a reasonable period of time, or at all, management will likely pursue an orderly wind down of the Company through bankruptcy proceedings.

2.	Summary of Significant Accounting Policies
Basis of presentation
The accompanying Unaudited Condensed Financial Statements have been prepared assuming that the Company will continue as a going concern and in accordance with (i) U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form
10-Q
and Article 8 of Regulation
S-X.
Accordingly, such financial statements do not include all the information and footnotes required by U.S. GAAP for a complete set of financial statements. In the opinion of management, the Unaudited Condensed Financial Statements include all adjustments, consisting of normal recurring accruals and other adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented. The accompanying Condensed Balance Sheet as of June 30, 2022 was derived from the Company’s audited financial statements at that date but does not include all of the footnote disclosures required by U.S. GAAP.

The Unaudited Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on
Form 10-K
for the year ended June 30, 2022 (the “2022
Form 10-K”).
The Company’s significant accounting policies are described in Note 2 to the Notes to Financial Statements in the
2022 Form 10-K
and are updated, as necessary, in subsequent Form
10-Q
filings.
The Company’s fiscal year is the twelve-month period from July 1 to June 30. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the Company’s operating results for the full year ending June 30, 2023 or any subsequent interim period within that year.
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
Restricted Cash
Restricted cash represents funds in an escrow account that was established in connection with certain tenant fit out work related to the Company’s leased build-to-suit
manufacturing and quality control facility that is described in Note 8 to these Notes to Unaudited Condensed Financial Statements. The Company deposited approximately $2.9 million into the escrow account during August 2022. The use of such non-interest bearing cash is restricted due to provisions contained in the underlying escrow agreement. The escrow agent will disburse the restricted cash when approved fit out costs have been incurred; however, through September 30, 2022, no such disbursements have been made. Management expects that the Company’s restricted cash will be disbursed within one year from September 30, 2022.
As presented in the Company’s statements of cash flows, cash and cash equivalents and restricted cash at September 30, 2022 included (i) cash and cash equivalents of $34.2 million and (ii) restricted cash of $2.9 million. The Company only had cash and cash equivalents at June 30, 2022.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified financial instruments based on an assessment of the warrant’s specific terms and the applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480,
Distinguishing Liabilities from Equity
(“Topic 480”) and ASC Topic 815,
 Derivatives and Hedging
(“Topic 815”). Among other things, the assessment considers whether the Company’s warrants: (i) are freestanding financial instruments pursuant to Topic 480; (ii) meet the definition of a liability pursuant to Topic 480; (iii) satisfy all of the requirements for equity classification under Topic 815, including whether the warrants are indexed to the Company’s own stock; and/or (iv) fulfill all other required conditions for equity classification. This assessment, which requires the use of judgment, is conducted at the time of warrant issuance and, as necessary, at the end of each reporting period while the warrants are outstanding.
For warrants that meet the criteria for equity classification, the net offering proceeds therefrom are recorded as a component of additional paid-in capital
at the time of issuance with no subsequent remeasurement as long as the underlying warrant agreements are not modified or amended. For warrants that do not meet the criteria for equity classification, the estimated fair value of the warrants is recorded as an asset or liability on the date of issuance and adjusted for changes in fair value at each balance sheet date thereafter. Any costs allocated to the issuance of such warrants are expensed on the date of issuance.
Non-cash
changes in the fair value of warrants that do not meet the criteria for equity classification and costs allocated to the issuance of those warrants are recognized in the Company’s statements of operations under other income (expense), net.
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

There was no provision for (benefit from) income taxes during each of the three months ended September 30, 2022 and 2021 because, among other things, during those reporting periods, (i) the Company had no uncertain tax positions that would require the recognition of interest and penalties and (ii) any net deferred tax assets that were generated were fully offset by a valuation allowance.
Net income or loss per share
Basic net income or loss per share is calculated by dividing net income or loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income or loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effects of common stock equivalents outstanding during the period, determined using the treasury stock method. For purposes of diluted net income or loss per share calculations, warrants to purchase the Company’s common stock, stock options, restricted stock awards, restricted stock units and performance service awards are considered to be common stock equivalents if they are dilutive. Common stock equivalents for the three months ended September 30, 2022 were nominal. The dilutive impact of common stock equivalents for the three months ended September 30, 2021 was approximately 0.2 million shares. However, common stock equivalents were excluded from the calculations of diluted net loss per share for all periods presented herein because their effects were anti-dilutive.
Common stock equivalents for both the three months ended September 30, 2022 and 2021 excluded certain warrants to purchase the Company’s common stock, which are described at Note 7 to these Notes to Unaudited Condensed Financial Statements, because the exercise price of such warrants was greater than the average market price of the Company’s common stock during the related periods.

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
Stock Options
Information about the Company’s stock options is provided below.

	Three Months Ended September 30,
	2022		2021
(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the period	5,551	$5.58	4,186	$7.69
Granted	1,201	0.40	1,467	3.62
Exercised	—	—	(24)	3.00
Forfeited	(97)	3.95	(234)	4.27
Expired	(66)	8.53	(348)	12.93

Outstanding at the end of the period	6,589	$4.63	5,047	$6.32

Exercisable at the end of the period	3,048		2,667

Weighted average fair value of options granted during the period	$0.29		$2.55

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes stock option pricing model. Below are the assumptions that were used when estimating fair value for the periods indicated.

	Three Months Ended September 30,
Assumption	2022	2021

Dividend yield	0.00%	0.00%
Expected term	6.25 years	6.00 to 6.25 years
Risk-free interest rate	2.88% to 3.45%	0.80% to 0.96%
Expected volatility	82.59%	82.51%

Restricted Stock Units
From May 2021 to July 2021, the Company granted 579,500 restricted stock units to certain employees under the 2013 Equity and Incentive Plan with a weighted average grant date fair value of $4.16. During August and September 2022, a total of 851,550 additional restricted stock units were granted to certain employees with a weighted average grant date fair value of $0.41. Restricted stock unit awards generally vest in equal amounts on each of the first and second anniversaries of the date of grant, assuming continuing service by the grantee. As of September 30, 2022, 218,625 and 180,125 restricted stock units have vested and been forfeited, respectively, and, accordingly, 1,032,300 restricted stock units remain outstanding as of such date. The fair value of each restricted stock unit awarded was determined based on the market value of the Company’s common stock on the date of grant and the related expense is being recognized using a graded vesting schedule that is aligned with the grantees’ vesting dates.
During August 2019, restricted stock units with a market-based vesting condition related to the trading price of the Company’s common stock were granted to certain employees under the 2013 Equity and Incentive Plan. On August 15, 2021, the remaining 54,500 outstanding restricted stock units issued in August 2019 vested and the underlying shares were issued to the grantees. Subsequent to that date, no
restricted stock units with market-based vesting conditions remain outstanding.

General
Share
-based compensation expense for the three months ended September 30, 2022 and 2021 was $
0.7
 million and $
0.8
 million, respectively. The portion of such expense pertaining to stock options awarded to employees, nonemployee directors and consultants was $
0.6
 million and $
0.5
 million for the three months ended September 30, 2022 and 2021, respectively. Share-based compensation expense pertaining to restricted stock units awarded to employees and consultants totaled $
0.1
 million and $
0.3
 million for the three months ended September 30, 2022 and 2021, respectively.

4.	Investments and Fair Values of Financial Instruments
Cash
in excess of immediate requirements is invested in accordance with the Company’s investment policy, which primarily seeks to maintain adequate liquidity and preserve capital; however, the Company had no
investments at September 30, 2022 or June 30, 2022.
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

Cash and Cash Equivalents and Restricted Cash.
The carrying values of cash and cash equivalents and restricted cash approximate fair value because the maturities thereof are less than three months.
Debt
securities—  held-to-maturity.
The Company’s investments in debt securities classified as
held-to-maturity
have historically consisted of U.S. Treasury securities that were valued using quoted market prices. Valuation adjustments were not applied.
The fair value hierarchy table below provides information about each major category of the Company’s financial assets measured at fair value on a recurring basis or disclosed at fair value in these Notes to Unaudited Condensed Financial Statements.

In thousands	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2022

Cash and cash equivalents	$34,241	$—	$—	$34,241
Restricted cash	2,921	—	—	2,921

Total assets	$37,162	$—	$—	$37,162

June 30, 2022
Cash and cash equivalents	$46,366	$—	$—	$46,366

The Company’s financial instruments also include its variable-rate borrowing under a debt agreement and certain freestanding warrants that are described at Note 5 and Note 7, respectively, in these Notes to Unaudited Condensed Financial Statements.
Management believes that the carrying amount of its variable-rate debt (i.e., $16.3 million and $18.4 million at September 30, 2022 and June 30, 2022, respectively) reasonably approximates its fair value on those dates because of the relatively short duration of the borrowing arrangement. This assessment primarily uses Level 2 inputs under the fair value hierarchy.
Management concluded that the aforementioned warrants, which were issued on July 15, 2022, met the definition of a derivative and required bifurcation from the related common stock on the date of warrant issuance and thereafter. Accordingly, the corresponding warrant liability on the Company’s balance sheets is remeasured and recorded at fair value at the end of each reporting period. As of both September 30, 2022 and July 15, 2022, the estimated fair value of the warrants was determined using a probability-weighted scenario analysis with a combination of a Monte Carlo simulation model and a Black-Scholes calculation, each of which requires the use of unobservable Level 3 inputs under the fair value hierarchy. Those estimated fair values were $3.6 million and $3.4 million on September 30, 2022 and July 15, 2022, respectively, with the only change between those dates being an increase in the fair value of the warrant of $0.2 million. Below are the significant assumptions under the two “best case” scenarios that were considered when estimating the fair values of the warrant derivative liability. Probability weightings and projected future transaction dates were based on management’s judgment after considering the then-current circumstances on the respective valuation dates.

•	Scenario #1 (AGTC remain an independent publicly traded company): probability weighting of 40% and 80% at September 30, 2022 and July 15, 2022, respectively.

•
Scenario #2 (AGTC to experience a fundamental transaction as described in Note 7 to these Notes to Unaudited Condensed Financial Statements):
probability weighting of 60% and 20% at September 30, 2022 and July 15, 2022, respectively.

•	Projected fundamental transaction date in scenario #2: November 30, 2022 and October 15, 2022 at September 30, 2022 and July 15, 2022, respectively.

•	Starting stock price for the Monte Carlo simulation model: the Company’s publicly traded stock price as of the valuation date.

•	Stock volatility for the Monte Carlo simulation model: 70% for both dates, based on a calibration of the warrant value to the announcement date of the warrant offering.

•
Stock volatility for the Black-Scholes calculation in scenario #2:
148% and 106% at September 30, 2022 and July 15, 2022, respectively, based on the greater of 100% and the Company’s historical
100-day
volatility.

•	Risk-free interest rate for the Monte Carlo simulation model: the U.S. Treasury yield as of the valuation date for a term consistent with the related forecast.

•
Risk-free interest rate for the Black-Scholes calculation in scenario #2:
the U.S. Treasury yield as of the valuation date, consistent with the warrant term remaining as of the projected fundamental transaction date.

Although management believes that the above modelling and assumptions are appropriate for the circumstances and that the resulting valuation amounts are reasonable, the use of alternate assumptions and/or modelling could yield dissimilar results and the differences could be material.

5.	Debt
The following discussion of the Company’s debt should be read in conjunction with Note 7 to the Notes to Financial Statements in the
2022 Form 10-K.
On
 June 30, 2020, the Company entered into a Loan and Security Agreement (as subsequently amended, the “Loan Agreement”) with several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively, referred to as the “Lenders”) and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders.
The Loan Agreement provides for a term loan in an aggregate principal amount of up to $25.0 million, delivered in multiple tranches (the “Term Loan”). There were two tranches under the Loan Agreement, which consisted of term loan advances of $10.0 million on each of June 30, 2020 and May 13, 2021. No additional term loan advances were requested by the Company before the expiration of the Loan Agreement’s borrowing availability on April 1, 2022.
As of September 30, 2022 and June 30, 2022, the per annum variable contractual interest rate on the Term Loan was 12.75% and 11.25%, respectively, and the effective interest rate on the Term Loan was approximately 16.3% and 14.8%, respectively. Effective November 21, 2022, the per annum variable contractual interest rate on the Term Loan was 13.5%.
As of September 30, 2022, the Company was in full compliance with all covenants of the Loan Agreement.

6.	Collaboration Agreements and Contract Liabilities
Bionic Sight, Inc.
On February 2, 2017, the Company entered into a strategic research and development collaboration agreement with Bionic Sight, LLC (now operating as Bionic Sight, Inc.) (referred to herein as “Bionic Sight”) to develop product candidates for patients with visual deficits and blindness due to retinal disease. Through the AGTC-Bionic Sight collaboration, the companies seek to develop a new optogenetic therapy that leverages AGTC’s deep experience in gene therapy and ophthalmology and Bionic Sight’s innovative neuro-prosthetic device and algorithm for retinal coding. The collaboration agreement grants to AGTC, subject to achievement by Bionic Sight of certain development milestones, an option to exclusively negotiate for a limited period of time to acquire: (i) a majority equity interest in Bionic Sight; (ii) the Bionic Sight assets to which the collaboration agreement relates; or (iii) an exclusive license with respect to the product to which the collaboration agreement relates.
Under the agreement, AGTC made an initial $2.0 million payment for an equity interest of approximately 5% in Bionic Sight. During March 2020, the Company’s equity interest in Bionic Sight increased to approximately 15.5% in connection with (i) AGTC’s purchase of additional equity for $4.0 million and (ii) the conversion of certain AGTC-provided research and development support costs and in-kind contributions,
which aggregated approximately $2.2 million, to an equity interest in Bionic Sight, in each case, consistent with the provisions of the collaboration agreement. During June 2022, AGTC’s equity interest in Bionic Sight’s common shares was diluted to 15.2%. AGTC is not obligated to purchase additional equity in Bionic Sight or make any additional in-kind contributions
under the agreement. The Company recorded its initial investment in Bionic Sight using the equity method of accounting for investments and, thereafter, management concluded that equity method accounting remains appropriate.
Otonomy, Inc.
During October 2019, the Company entered into a strategic collaboration agreement with Otonomy, Inc. (“Otonomy”)
to co-develop
and co-commercialize an
adeno-associated virus-based gene therapy product candidate designed to restore hearing in patients with sensorineural hearing loss caused by a mutation in the gap junction protein beta 2 gene – the most common cause of congenital hearing loss. Under the collaboration agreement, the parties began equally sharing the program costs and any proceeds from potential licensing transactions in January 2020 and can include additional genetic hearing loss targets in the future. Effective January 1, 2022, the Otonomy collaboration agreement was amended to increase Otonomy’s responsibility for the overall development and commercialization of the program, which resulted in (i) a reduction in the Company’s share of future product development costs, and (ii) the Company’s potential receipt of future payments, and royalties on any product sales in lieu of equal sharing of any potential profits or proceeds related to the program.
The Company concluded that the Otonomy collaboration agreement is within the scope of ASC Topic 808,
 Collaborative Arrangements
(“Topic 808”), which defines collaborative arrangements and addresses the presentation of transactions between the parties in an entity’s statement of operations and the related disclosures. However, Topic 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company concluded that ASC Topic 730,
Research and Development,
should be applied by analogy to payments between the parties during the development activities. As such, payments made to or received from Otonomy for development activities are recorded as research and development expenses. For each of the three months ended September 30, 2022 and 2021, settlement activity between the parties under the Otonomy agreement had an immaterial effect on the Company’s research and development expenses.
Contract Liabilities
As of both September 30, 2022 and June 30, 2022, accrued and other liabilities on the Company’s balance sheets included $149,000 of deferred revenue. Management is unable to estimate when the Company will satisfy the performance obligations pertaining to its deferred revenue at September 30, 2022.

7.	Stockholders’ Equity
July 2022 Public Offering of AGTC Equity Securities
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
As of September 30, 2022, there were 19,166,667 warrants outstanding from the abovementioned underwritten public offering and the underwriter’s exercise of its option to purchase additional warrants (other than the pre-funded
warrants, no warrants have been exercised). The outstanding warrants have an initial exercise price of $0.60 per share (subject to certain adjustments) and expire on July 15, 2027. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise.
In the event of a fundamental transaction, which generally includes: (i) any reorganization, recapitalization or reclassification of the Company’s common stock; (ii) the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets;
(iii) the Company’s consolidation or merger with or into another person or group; (iv) the acquisition of more than
50% of the Company’s outstanding common stock; or (v) any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, the warrant holders will be entitled to receive upon exercise of such warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the warrants immediately prior to such fundamental transaction.
Alternatively, in the event of a fundamental transaction, the warrant holders have an option to receive consideration in cash equal to the Black-Scholes value of the warrants determined according to a formula set forth in the underlying warrant, provided, however, that, if the fundamental transaction is not within the Company’s control, including not approved by its board of directors, then the holder shall only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black-Scholes value, of the unexercised portion of the warrant, that is being offered and paid to the holders of the Company’s common stock in connection with the fundamental transaction.
The warrants that were issued on July 15, 2022 were evaluated based on the provisions of Topic 480 and Topic 815. Management concluded that the warrants met the definition of a derivative and required bifurcation on the date of warrant issuance and thereafter because they were not considered to be indexed to the Company’s common stock. Accordingly, such warrants are remeasured and recorded at fair value at the end of each reporting period with any adjustment recognized in the Company’s statement of operations. The Company classifies its derivative warrant liability as long-term on its balance sheet until it is probable that a triggering event will occur. The aggregate fair value of the warrants on July 15, 2022 was determined to be $3.4 million and was deducted from the gross proceeds from the underwritten public offering, with the residual amount recorded in stockholders’ equity. The Company also expensed $0.3 million of costs in connection with the issuance of the warrants. See Note 4 to these Notes to Unaudited Condensed Financial Statements for further information regarding the Company’s valuation methodologies and significant assumptions pertaining to its financial instruments.

March 2022 Public Offering of AGTC Equity Securities
On March 24, 2022, the Company closed an underwritten public offering of 7.5 million shares of its common stock, with Cantor Fitzgerald & Co. acting as the sole underwriter for the offering. The indicative public offering price of each share of common stock was $1.30, generating gross proceeds of $9.8 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, which totaled $1.2 million. Issuance costs totaling $140,000 were unpaid on September 30, 2022 and June 30, 2022 and have been included in accrued and other liabilities on the Company’s balance sheets as of such dates.
Shares Issued to a Vendor
During the three months ended September 30, 2022, the Company issued 7,500 shares of its unregistered common stock to a vendor for services rendered.
No
shares were issued to any vendors during the three months ended September 30, 2021.
February 2021 Outstanding Warrants
On February 1, 2021, the Company closed an underwritten public offering of its common stock, together with accompanying warrants to purchase 8,370,786 shares of its common stock. The warrants have an initial exercise price of $6.00 per share (subject to certain adjustments), are immediately exercisable and expire on February 1, 2026. The warrants are legally detachable from the common stock that was issued on
February 1, 2021
and are separately exercisable by the warrant holders. While the warrants are outstanding (but unexercised), the warrant holders will participate in any dividend or other distribution of the Company’s assets to its common stockholders by way of return of capital or otherwise. As of September 30, 2022, none of the warrants have been exercised.

8.	Commitments and Contingencies
Lease Commitment
As of September 30, 2022, the Company had entered into a long-term real property lease agreement that has not yet commenced and, therefore, is not recorded on its balance sheets. This lease, which is discussed in Note 3 to the Notes to Financial Statements in the
2022 Form 10-K
under the
heading “Build-To-Suit Manufacturing and
Quality Control Facility in Alachua, Florida,”
requires non-cancelable undiscounted
future base rent payments aggregating $30.4 million over 20 years and one month

(assuming that the Company does not elect its early termination option). Management anticipates that the build-out of
the new manufacturing and quality control facility will be completed during the first quarter of calendar year 2023. In connection with the new leased facility, the Company had financial commitments aggregating approximately $2.8 million as of September 30, 2022 for: (i) equipment; (ii) long-lead time raw materials; and (iii) supplemental future contributions to the construction escrow account (due to an increase in the total tenant fit out cost estimate from approximately
 $10.9 million to $11.8 million).

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

Legal Matters

From time to time, the Company may be involved in claims and legal actions that arise in the normal course of business. Management has no reason to believe that the outcome of any such legal actions would have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Subsequent to September 30, 2022, five complaints have been filed in federal court by purported stockholders of the Company regarding the proposed merger that is described in Note 9 to these Notes to Unaudited Condensed Financial Statements. The complaints generally allege that the Solicitation/Recommendation Statement on Schedule 14D-9, filed by the Company with the Securities and Exchange Commission on October 26, 2022 in connection with the proposed merger (the “Schedule 14D-9”), contains omissions and misrepresentations that render it materially deficient and misleading. On November 2, 2022, Pavanello Simona filed a complaint against the Company and its board of directors in the United States District Court in the Southern District of New York, captioned Pavanello Simona v. Applied Genetic Technologies Corporation, et al., Case No. 1:22-cv-09402; on November 8, 2022, Eric Sabatini filed a complaint against the Company and its board of directors in the United States District Court in the Southern District of New York, captioned Eric Sabatini v. Applied Genetic Technologies Corporation, et al., Case No. 1:22-cv-09529; on November 8, 2022, Patrick Plumley filed a complaint against the Company and its board of directors in the United States District Court in the District of Delaware, captioned Patrick Plumley v. Applied Genetic Technologies Corporation, et al., Case No. 1:22-cv-01470-UNA; on November 10, 2022, Sholom Keller filed a complaint against the Company and its board of directors in the United States District Court in the Southern District of New York, captioned Sholom Keller v. Applied Genetic Technologies Corporation, et al., Case No. 1:22-cv-09615; and on November 14, 2022, Rauf Osman filed a complaint against the Company and its board of directors in the United States District Court in the Southern District of New York, captioned Rauf Osman v. Applied Genetic Technologies Corporation, et al., Case No. 1:22-cv-09707.

Specifically, the five complaints filed in the above-referenced actions allege, among other things, that the Company and its board of directors violated Sections 14(d), 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14d-9 promulgated thereunder. As relief, the complaints seek, among other things, (i) to enjoin the Company from consummating the merger, (ii) to enjoin the Company from filing an amendment to the Schedule 14D-9 unless certain information, as requested in the complaints, is included in such amendment, (iii) in the event the merger is consummated, to rescind it, or award rescissory damages, (iv) to declare that the Company and its board of directors violated Sections 14(a) and/or 20(a) of the Exchange Act, (v) an award of costs and expenses related to the actions, and (vi) other relief as the courts may deem just and proper. The Company and its board of directors believe that the complaints lack merit.

As of November 21, 2022, the Company has also received six stockholder demand letters, which generally seek to include certain alleged omitted information in the Schedule 14D-9. The Company believes that the allegations and claims asserted in the demand letters are without merit.

Management intends to vigorously defend the Company against the allegations in these litigation and demand letter matters. However, due to uncertainties inherent in litigation, management can provide no assurances as to the final outcome thereof, and additional lawsuits arising out of or relating to the proposed merger, the tender offer that is described in Note 9 to these Notes to Unaudited Condensed Financial Statements, or the Schedule 14D-9, may be filed in the future. Should an unfavorable outcome occur in some or all of these matters, there could be an adverse effect on the Company’s operating results, financial position and cash flows.

9.	Subsequent Events

Plan of Merger

On October 23, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alliance Holdco Limited, a private limited company organized under the laws of England and Wales (the “Parent”), and Alliance Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Parent (the “Purchaser”). The Merger Agreement provides for the acquisition of the Company by the Parent through a tender offer (the “Offer”) by the Purchaser for all of the Company’s outstanding shares of common stock (“Common Stock”) for: (1) $0.34 per share of Common Stock (the “Cash Consideration”); and (2) one contingent value right (each a “CVR”) per share of Common Stock representing the right to receive potential milestone payments pursuant to and subject to the terms of the CVR Agreement (as defined below) (the Cash Consideration plus one CVR, collectively, as such amount may be increased in accordance with the terms of the Merger Agreement, the “Offer Price”).

The Company’s board of directors unanimously approved the Merger (as defined below) and the Merger Agreement and recommended that the Company’s stockholders accept the Offer and tender their shares of Common Stock pursuant to the Offer. Under the Merger Agreement, the Purchaser commenced the Offer on October 26, 2022. The Offer will expire at 5:00 p.m. Eastern Time on November 28, 2022, unless otherwise agreed to in writing by the Parent and the Company, or extended under certain circumstances as described in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, as of the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holders: (i) each issued and outstanding share of Common Stock, other than any shares owned by the Parent, the Purchaser or the Company, or owned by a stockholder who has properly exercised and perfected such stockholder’s demands for appraisal in accordance with Delaware law, will be converted into the right to receive the Offer Price, without interest; (ii) each option to purchase shares of Common Stock from the Company (“Company Options”) with a per share exercise price that is less than the Cash Consideration, whether vested or unvested, will, automatically and without any required action on the part of the holder thereof, be cancelled and converted into only the right to receive (without interest and subject to applicable withholding), as soon as reasonably practicable following the Effective Time, (I) an amount in cash equal to the product of (1) the excess of (A) the Cash Consideration over (B) the exercise price per share of such Company Option and (2) the number of shares of Common Stock underlying such Company Option and (II) one CVR for each share of Common Stock subject to such Company Option, in accordance with and subject to the CVR Agreement and will be of no further force and effect; and (iii) each outstanding and unvested restricted stock unit (“Company RSU”) will, automatically and without any required action on the part of the holder thereof, vest in full and be cancelled and will entitle the holder of such Company RSU to receive (without interest and subject to applicable withholding) as soon as reasonably practicable following the Effective Time, (I) an amount in cash equal to (x) the number of shares of Common Stock subject to such Company RSU immediately prior to the Effective Time multiplied by (y) the Cash Consideration and (II) one CVR for each share of Common Stock subject to such Company RSU in accordance with and subject to the CVR Agreement. Each Company Option that has a per share exercise price that is equal to or exceeds the Cash Consideration shall be cancelled and terminated without any payment or delivery being made in respect thereof (whether in the form of cash or a CVR) and the holder of any such Company Option shall have no further rights with respect thereto.

Under the Merger Agreement, prior to the Effective Time, the Company shall satisfy all of its notification requirements under the terms of each outstanding and unexercised warrant to purchase shares of Common Stock (the “Company Warrants”). The Company Warrants shall each be treated in accordance with their respective terms.

The Purchaser’s obligation to accept shares of Common Stock tendered in the Offer is subject to certain closing conditions, including: (a) that the number of shares of Common Stock validly tendered (and not validly withdrawn) equals at least one share more than 50% of the total number of all shares of Common Stock then outstanding (treating as outstanding the shares of Common Stock underlying the outstanding Company RSUs) plus the aggregate number of shares of Common Stock issuable to holders of Company Options and Company Warrants from which the Company has received notices of exercise prior to expiration of the Offer; (b) the absence of any injunction or legal restraint that has the effect of prohibiting the consummation of the Offer or the Merger or making the Offer or the Merger illegal or prohibiting or making illegal the acquisition of or payment for shares of Common Stock pursuant to the Offer or the consummation of the Merger; (c) that, since the date of the Merger Agreement, there shall not have occurred any Company Material Adverse Effect (as defined in the Merger Agreement); (d) compliance by the Company with its obligations, covenants and agreements under the Merger Agreement; (e) the accuracy of representations and warranties made by the Company in the Merger Agreement; (f) the absence of any pending legal proceeding in which a governmental body is a party challenging the Offer or the Merger; (g) that the aggregate liability of the Company for the Black-Scholes Value (as defined in the warrants issued by the Company in July 2022) potentially payable to holders of the Company Warrants issued in July 2022 shall not exceed $9.5 million as of the time the Offer expires and (h) other customary conditions. The obligations of the Parent and the Purchaser to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition.

Following the completion of the Offer, subject to the absence of injunctions or other legal restraints preventing the consummation of the Merger, the Purchaser will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of the Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals (the “Merger”). The Merger will be effected as soon as practicable following the time of purchase by the Purchaser of shares of Common Stock validly tendered and not withdrawn in the Offer. As a result of the consummation of the Merger, the Company will cease to be a publicly traded company.

The Merger Agreement contains customary representations and warranties from both the Company, on the one hand, and the Parent and the Purchaser, on the other hand. It also contains customary covenants, including covenants providing for the Company to: (i) use commercially reasonable efforts to cause the Company to conduct its business and operations in the ordinary course and in accordance in all material respects with past practice and all applicable legal requirements; (ii) not to solicit proposals or, subject to certain exceptions, engage in discussions relating to alternative acquisition proposals or change the recommendation of the board of directors to the Company’s stockholders regarding the Merger Agreement; and (iii) use commercially reasonable efforts to preserve intact the material components of its current business organization, keep available the services of its officers and employees and maintain its relations and goodwill with all governmental bodies, suppliers, vendors, licensors, licensees, manufacturers, collaboration partners and other business partners with which it has material business dealings.

The Merger Agreement contains customary termination rights for both the Parent and the Purchaser, on the one hand, and the Company, on the other hand, including, among others, for failure to consummate the Offer on or before February 28, 2023. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a superior offer), the Company will be required to pay the Parent a termination fee of $1.5 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on October 24, 2022.

Contingent Value Rights Agreement

At or prior to the Acceptance Time (as defined in the Merger Agreement), the Parent will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a duly qualified rights agent acceptable to both the Parent and the Company (the “Rights Agent”). The CVRs represent the right to receive contingent payments, payable to the Rights Agent for the benefit of the holders of CVRs, of up to $50.0 million in the aggregate, payable in cash, without interest and less any applicable withholding taxes, and allocated among the outstanding CVRs, if the following milestones are achieved:

•

Milestone 1. The Parent will be obligated to pay up to $12.5 million, in the aggregate, upon the (a) sale, license, transfer, spin-off of, or the occurrence of any other monetizing event, whether in a single or multiple transactions, involving, all or any part of the Non-RPGR Assets (as defined in the CVR Agreement), (b) the sale or transfer of the Bionic Sight Equity (as defined in the CVR Agreement) and/or (c) the sale, lease or transfer of the Manufacturing Assets (as defined in the CVR Agreement), in each case, that closes on or prior to the date that is eighteen months after the date of the closing of the Merger. The aggregate amount payable in connection with such milestone will be equal to the amount by which the sum of (i) 60% of the Gross Proceeds (as defined in the CVR Agreement) attributable to the Non-RPGR Assets and/or (ii) 100% of the Gross Proceeds attributable to the Bionic Sight Equity and/or (iii) 100% of the Gross Proceeds attributable to the Manufacturing Assets (reduced by the amount of certain taxes and expenses as more particularly described in the CVR Agreement), collectively, exceeds $5.0 million;

•

Milestone 2. The Parent will be obligated to pay an aggregate amount equal to $12.5 million upon obtaining United States Food and Drug Administration (the “FDA”) approval of a Biologics License Application for AGTC-501, the Company’s lead gene therapy development program for the treatment of X-linked retinitis pigmentosa (“XLRP), to treat patients with XLRP caused by mutations in the Retinitis Pigmentosa GTPase Regulator (“RPGR”) gene, as evidenced by the written notice of such approval by the FDA, which approval (a) must be consistent with the patient population, at a minimum, as established by the inclusion/exclusion criteria of patients studied in the pivotal clinical trial, (b) may be subject to conditions of use, contraindications, or otherwise limited, and (c) may contain a commitment to conduct a post-approval study or clinical trial (the “Marketing Approval”);

•

Milestone 3. The Parent will be obligated to pay an aggregate amount equal to $12.5 million if, as of the date of the Marketing Approval, no other adeno-associated virus gene therapy product expressing the RPGR protein (including any derivative or shortened version of the RPGR protein) has received a marketing approval from the FDA; and

•

Milestone 4. The Parent will be obligated to pay an aggregate amount equal to $12.5 million the first time that Net Sales (as defined in the CVR Agreement) of AGTC-501 in any calendar year is equal to or exceeds $100.0 million.

The right to the contingent consideration as evidenced by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement.

The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the CVR Agreement, which has been filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on October 24, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide an overview of our financial condition as of September 30, 2022 and our results of operations for the three months ended September 30, 2022 and 2021. This discussion should be read in conjunction with the Unaudited Condensed Financial Statements and related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2022 (the “2022 Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below under the heading “Risk Factors” in Part II, Item 1A, and elsewhere in this report, as well as those set forth in Part I, Item 1A, “Risk Factors,” of the 2022 Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, including results and timing of our clinical trials and planned clinical trials, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition, as well as assumptions relating to the foregoing. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “hopes,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

On October 23, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alliance Holdco Limited, a private limited company organized under the laws of England and Wales (the “Parent”), and Alliance Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Parent (the “Purchaser”). The Merger Agreement provides for the acquisition of us by the Parent through a tender offer by the Purchaser for all of our outstanding shares of common stock (“Common Stock”) for (1) $0.34 per share of Common Stock (the “Cash Consideration”), without interest and less any applicable withholding taxes, and (2) one contingent value right (each a “CVR”) per share of Common Stock representing the right to receive potential milestone payments. Additional information about the pending merger can be found in Note 9 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

We have incurred losses from operations in each year since inception, except for fiscal year 2017, wherein we reported net income of $0.4 million due, in part, to profits from a collaboration agreement that was ultimately terminated in March 2019. For the three months ended September 30, 2022 and 2021, we reported net losses of $18.4 million and $17.1 million, respectively. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and general and administrative and other expenses associated with our operations.

As of September 30, 2022, we had cash and cash equivalents totaling $34.2 million. We do not expect to generate revenue from product sales unless and until we successfully complete development of and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and which we believe is subject to significant uncertainty. We believe that our available cash and cash equivalents will be sufficient to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs through calendar year 2022. We will require substantial additional funding to continue our XLRP Phase 2/3 (“Vista”) trial, move our ACHMB3 product candidate forward, obtain regulatory approval for our lead product candidates, build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, and execute our plan to open and operate a leased current Good Manufacturing Practices (“cGMP”) manufacturing and quality control facility.

Given our limited cash resources and the current business and financing environment, we do not believe that we have sufficient funds to allow us to generate additional clinical data from AGTC-501, our product candidate in development for the potential treatment of XLRP, with sufficient time to subsequently seek a suitable collaboration or financing arrangement. As a result, we entered into the Merger Agreement that is described above and in Note 9 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q. If the transaction contemplated by the Merger Agreement is unsuccessful, we will likely need to pursue an orderly wind down of the Company through bankruptcy proceedings.

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

Improvements in visual sensitivity, the primary efficacy endpoint in the Skyline trial, were observed in both dose groups at three months. We define responders as patients who have at least 5 loci increase by at least 7 dB. The response rate in Dose Group A was 25% (1 of 4 patients, as one patient in this group was unevaluable) and in Dose Group B was 62.5% (5 of 8 patients), representing a clear difference between the two groups. Notably, while we did not observe an increase in visual sensitivity of at least 7 dB in 5 pre-specified loci as required based on feedback from the United States Food and Drug Administration, or FDA, we did observe an increase in visual sensitivity of at least 7 dB in 9 to 17 loci in the treated area. These responders also had improvements in mean visual sensitivity across the treated region versus the untreated eye per the repeatability coefficient.

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

Build-To-Suit Manufacturing and Quality Control Facility in Alachua, Florida

In May 2021, we signed a 20-year lease (subsequently modified to 20 years and one month) for a build-to-suit 21,250 square foot potential cGMP manufacturing and quality control facility adjacent to our existing Florida facility to prepare for late-stage development and potential commercialization of our XLRP and ACHMB3 programs. We anticipate that the build-out of the new manufacturing and quality control facility will be completed during the first quarter of calendar year 2023.

Additional information regarding our new cGMP manufacturing and quality control facility can be found in Note 3 to the Notes to Financial Statements in the 2022 Form 10-K under the heading “Build-To-Suit Manufacturing and Quality Control Facility in Alachua, Florida.”

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

Other than accounting for a certain warrant derivative liability, which required the use of judgment and estimation techniques, there were no significant changes to our critical accounting policies during the three months ended September 30, 2022. Our warrant derivative liability accounting and related assumptions are further discussed at Note 2, Note 4 and Note 7 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q. For a description of the other accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimations and which could, if different judgments or estimates were made, materially affect our reported results of operations, financial position and cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2022 Form 10-K.

Financial Operations Review

Revenue

We generate revenue primarily through: (i) collaboration agreements; (ii) sponsored research arrangements with nonprofit organizations for the development and commercialization of product candidates; (iii) federal research and development grant programs; and (iv) licensing arrangements. However, we did not recognize any revenue during the three months ended September 30, 2022 or the same period in the prior year. In the future, we may generate revenue from product sales (if any products are approved), license fees, milestone payments, development services, research and development grants, or from collaboration and royalty payments for the sales of products developed under licenses of our intellectual property.

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

From our inception and through September 30, 2022, we have incurred approximately $345.0 million in research and development expenses. We expect our research and development expenses to remain stable in the second quarter of our fiscal year as we are not currently enrolling any additional patients in our clinical trials and have worked to reduce our research and development expenses.

General and administrative and other expenses

General and administrative and other expenses primarily consist of salaries and related costs for personnel, including share-based compensation and travel expenses for our employees in executive, operational, legal, business development, finance and human resource roles. Other general and administrative expenses include costs to support employee training and development, board of directors’ costs, depreciation, insurance, facility-related costs not otherwise included in research and development expenses, professional fees for legal services, patent-related expenses, and accounting, investor relations, corporate communications and information technology services. We anticipate that our general and administrative and other expenses will increase in the second quarter of our fiscal year due to the activities to support the negotiation and execution of our proposed merger with the Purchaser, as described above and in Note 9 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Investment income, net

Investment income, net consists of interest earned on cash and cash equivalents. During the three months ended September 30, 2022, investment income, net increased by $183,000 when compared to the prior year, primarily due higher interest rates in the marketplace.

Interest expense

Interest expense during the three months ended September 30, 2022 declined by $12,000 when compared to the prior year. This decrease was primarily due to a lower average outstanding balance under our collateralized term loan agreement during the three months ended September 30, 2022, partially offset by higher interest rates. Additional information regarding our long-term loan agreement can be found in Note 5 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

On November 2, 2022, the Federal Reserve Board announced an increase of 0.75% in the federal funds rate and indicated that further rate increases will be announced in the short-term to combat persistently high inflation in the United States. When the prime rate reported in The Wall Street Journal increases, as was the case with the most recent federal funds rate increase and is expected to continue in response to projected hikes in the federal funds rate by the Federal Reserve Board, the cost of borrowing and related interest expense on our variable-rate debt also increases.

Costs attributable to the issuance of freestanding warrants

As described in Note 7 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q, we closed an underwritten public offering of the Company’s common stock, together with accompanying warrants, on July 15, 2022. In connection with that equity offering, we expensed $0.3 million of costs that were allocated to the issuance of the warrants.

Change in fair value of derivative liability – warrants

We concluded that the warrants issued on July 15, 2022 met the definition of a derivative and required bifurcation from the related common stock on the date of warrant issuance and thereafter. Accordingly, the corresponding warrant liability is remeasured and recorded at fair value at the end of each reporting period with any adjustment recognized in our statement of operations. For the three months ended September 30, 2022, the related expense was $0.2 million.

Additional information regarding our warrant and the related derivative accounting can be found in Note 2, Note 4 and Note 7 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Provision for (benefit from) income taxes

There was no provision for (benefit from) income taxes during each of the three months ended September 30, 2022 and 2021 because, among other things, during those reporting periods, (i) the Company had no uncertain tax positions that would require the recognition of interest and penalties and (ii) any net deferred tax assets that were generated were fully offset by a valuation allowance. Additional information regarding our income taxes can be found in Note 10 to the Notes to Financial Statements in the 2022 Form 10-K.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

Research and development expenses

The table below summarizes our research and development expenses by product candidate or program for the periods indicated.

	Three Months Ended September 30,		Increase	% Increase
In thousands	2022	2021	(Decrease)	(Decrease)
External research and development expenses:
XLRP	$3,189	$4,651	$(1,462)	(31)%
ACHM	598	793	(195)	(25)%
Research and discovery programs	1,971	911	1,060	>100%

Total external research and development expenses	5,758	6,355	(597)	(9)%

Internal research and development expenses:
Employee-related costs	4,257	3,716	541	15%
Share-based compensation	323	431	(108)	(25)%
Other	2,546	1,823	723	40%

Total internal research and development expenses	7,126	5,970	1,156	19%

Total research and development expenses	$12,884	$12,325	$559	5%

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

Research and development expenses for the three months ended September 30, 2022 and 2021 were $12.9 million and $12.3 million, respectively, an increase of $0.6 million, or 5%. The year-over-year increase was due to various factors, including: (i) increased external spending for our research and discovery programs, which was primarily for toxicology studies in support of our preclinical programs (i.e., AGTC-701 for the treatment of dAMD and AGTC-601 for the treatment of FTD); (ii) higher employee-related costs that were primarily attributable to increased headcount and routine pay increases; and (iii) an increase in internal research and development expenses related to certain assays for the AGTC-501 development program that we are now conducting in-house, as well as higher costs for consultants. These increases in research and development expenses were partially offset by (i) a year-over-year reduction in manufacturing activities for Vista clinical trial materials and (ii) decreases in Skyline and ACHM expenses due to reduced site activity as those clinical studies have progressed to a point where they are no longer activating new sites or enrolling new patients.

General and administrative and other expenses

The table below summarizes our general and administrative and other expenses for the periods indicated.

	Three Months Ended September 30,		Increase	% Increase
In thousands	2022	2021	(Decrease)	(Decrease)
Employee-related costs	$1,789	$1,221	$568	47%
Share-based compensation	328	379	(51)	(13)%
Legal and professional fees	251	422	(171)	(41)%
Other	2,092	2,078	14	1%

Total general and administrative and other expenses	$4,460	$4,100	$360	9%

General and administrative and other expenses for the three months ended September 30, 2022 and 2021 were $4.5 million and $4.1 million, respectively, an increase of $0.4 million, or 9%. The increase was primarily due to (i) higher employee-related costs from increased headcount and routine pay increases and (ii) start-up costs for our build-to-suit manufacturing and quality control facility, partially offset by lower legal, business development, investor relations, and consulting costs.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception and, as of September 30, 2022, we had an accumulated deficit of $326.6 million. We believe that there is presently insufficient funding available to allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs for a period exceeding 12 months from the date of this filing with the Securities and Exchange Commission. Additionally, we believe that we will incur losses and generate negative operating cash flows for the foreseeable future. As such, these circumstances collectively raise substantial doubt about our ability to continue as a going concern. We are actively seeking to consummate the proposed merger that is described in Note 9 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q; however, we may be unable to successfully close that pending transaction. If the proposed merger is not completed within a reasonable period of time, or at all, management will likely pursue an orderly wind down of the Company through bankruptcy proceedings.

Most recently, we received: (i) net proceeds of $9.0 million from an underwritten public offering of our common stock, together with accompanying warrants, during the three months ended September 30, 2022, which is described in Note 7 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q; (ii) net proceeds of $9.2 million and $69.3 million during the years ended June 30, 2022 and 2021, respectively, from underwritten public offerings and selling our common stock through an “at-the-market offering” program, which are described in Note 13 to the Notes to Financial Statements in the 2022 Form 10-K; and (iii) $9.9 million of loan proceeds, net of debt discounts, in May 2021. Moreover, through a tenant improvement allowance and tiered rental rates, we have structured the third-party leasing costs for our build-to-suit manufacturing and quality control facility in Alachua, Florida in a way that will not significantly impact our cash runway until the fiscal year ending June 30, 2024. Notwithstanding the foregoing, we used our available cash and cash equivalents to fund approximately $2.9 million of tenant fit out work at such facility in August 2022, which represented our required contribution pursuant to a lease amendment. Additional information regarding our new manufacturing and quality control facility and long-term loan agreement can be found in Notes 3 and 7, respectively, to the Notes to Financial Statements in the 2022 Form 10-K.

We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our projected cash position and access to capital. We will continue to assess our cash position and any progress we make towards the completion of one or more strategic transactions and, if circumstances warrant, make appropriate adjustments to our operating plan.

Cash in excess of immediate requirements is invested in accordance with our investment policy, which primarily seeks to maintain adequate liquidity and preserve capital by generally limiting investments to certificates of deposit and investment-grade debt securities that mature within twelve months. As of September 30, 2022, our cash and cash equivalents were held in bank accounts and money market funds.

Cash flows

The table below sets forth the primary sources and uses of cash, including cash equivalents and restricted cash, for the periods indicated.

	Three Months Ended September 30,		Increase	% Increase
In thousands	2022	2021	(Decrease)	(Decrease)
Cash provided by (used in):
Operating activities	$(16,037)	$(15,936)	$(101)	(1)%
Investing activities	(304)	1,385	(1,689)	>(100)%
Financing activities	7,137	14	7,123	>100%

Net decrease in cash and cash equivalents and restricted cash	$(9,204)	$(14,537)	$5,333	(37)%

Operating activities. For both the three months ended September 30, 2022 and 2021, cash used in operating activities was primarily the result of research and development expenses and general and administrative and other expenses incurred in conducting normal business operations. Specifically, the cash used in operating activities of $16.0 million during the three months ended September 30, 2022 was due to a net loss of $18.4 million, partially offset by favorable changes in our operating assets and liabilities of $0.8 million and non-cash items in our statement of operations of $1.6 million. The cash used in operating activities of $15.9 million during the three months ended September 30, 2021 was due to a net loss of $17.1 million and unfavorable changes in our operating assets and liabilities of $0.3 million, partially offset by non-cash items in our statement of operations of $1.5 million.

Investing activities. Cash used in investing activities of $0.3 million during the three months ended September 30, 2022 consisted of purchases of property and equipment of $0.2 million and intellectual property costs of $0.1 million. Cash provided by investing activities of $1.4 million during the three months ended September 30, 2021 consisted of cash proceeds of $2.0 million from the maturity of an investment, partially offset by purchases of property and equipment of $0.5 million and intellectual property costs of $0.1 million.

Financing activities. Cash provided by financing activities of $7.1 million during the three months ended September 30, 2022 consisted of (i) proceeds of $9.0 million from issuance of our common stock, together with accompanying warrants, net of allocated issuance costs, and (ii) proceeds from the exercise of pre-funded warrants of $0.4 million, partially offset by principal payments on long-term debt of $2.2 million. The nominal cash provided by financing activities during the three months ended September 30, 2021 consisted of proceeds from exercises of common stock options, partially offset by (i) payments for taxes related to equity awards and (ii) principal payments on a finance lease.

Operating capital requirements

We believe that our available cash and cash equivalents, which totaled $34.2 million on September 30, 2022, will only allow us to generate data from our ongoing and planned clinical programs and fund currently planned research and discovery programs through calendar year 2022. As a result, we entered into the Merger Agreement that is described in Note 9 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q. If the merger is not consummated, we will likely need to pursue an orderly wind down of the Company through bankruptcy proceedings. Additional information regarding our liquidity and related matters can be found in Note 1 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q under the heading “Liquidity and Financial Condition.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2022.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Due to the nature of our business, we may be subject to lawsuits or other claims arising at any particular time in the ordinary course of business. For a description of our legal proceedings, see Note 8 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q under the heading “Legal Matters.”

ITEM 1A.	RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2022 (the “2022 Form 10-K”) for information regarding our risk factors. Except as noted below, there have been no material changes in the risk factors included in the 2022 Form 10-K.

Risks Related to the Pending Transaction with Alliance Holdco Limited and Alliance Acquisition Sub, Inc.

We may not complete the pending transaction with Alliance Holdco Limited and Alliance Acquisition Sub, Inc. within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On October 23, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alliance Holdco Limited, a private limited company organized under the laws of England and Wales (the “Parent”), and Alliance Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Parent (the “Purchaser”). The Merger Agreement provides for, among other things and on the terms and subject to the conditions set forth therein, a two-step transaction in which the first step is a tender offer (the “Offer”) by the Purchaser to purchase all of the Company’s issued and outstanding shares of common stock (“Common Stock”) for (1) $0.34 per share of Common Stock (the “Cash Consideration”), without interest and less any applicable withholding taxes, plus (2) one contingent value right (each a “CVR”) representing the right to receive certain consideration based on the achievement of certain milestones, in an aggregate amount of up to $50.0 million for all Shares, payable in cash, without interest and net of applicable withholding taxes (the Cash Consideration plus one CVR, collectively, as such amount may be increased in accordance with the terms of the Merger Agreement, the “Offer Price”), subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement (the “CVR Agreement”) to be entered into by the Parent and a duly qualified rights agent acceptable to both the Parent and us (the “Rights Agent”). The Merger Agreement provides that, among other things, as soon as practicable after the consummation of the tender offer, and subject to the satisfaction or waiver of the conditions to the merger, and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), the Purchaser will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of the Parent. Because the Merger will be governed by Section 251(h) of the DGCL, assuming the requirements of Section 251(h) of the DGCL are met, no stockholder vote by our stockholders will be required to consummate the Merger. We currently expect the Offer and the Merger to be completed in the fourth quarter of calendar year 2022.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our Common Stock may decline to the extent that current market prices of our Common Stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay the Parent a termination fee of $1.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners, suppliers and lender. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

Our ability to complete the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.

The Purchaser’s obligation to accept shares of Common Stock tendered in the Offer is subject to certain closing conditions, including: (a) that the number of shares of Common Stock validly tendered (and not validly withdrawn) equals at least one share more than 50% of the total number of all shares of Common Stock then outstanding (treating as outstanding the shares of Common Stock underlying the outstanding and unvested restrict stock unit (“Company RSUs”)) plus the aggregate number of shares of Common Stock issuable to holders of each option to purchase shares of Common Stock from the Company (“Company Options”) and each outstanding and unexercised warrant to purchase shares of Common Stock (“Company Warrants”) from which we have received notices of exercise prior to expiration of the Offer; (b) the absence of any injunction or legal restraint that has the effect of prohibiting the consummation of the Offer or the Merger or making the Offer or the Merger illegal or prohibiting or making illegal the acquisition of or payment for shares of Common Stock pursuant to the Offer or the consummation of the Merger; (c) that, since the date of the Merger Agreement, there shall not have occurred any Company Material Adverse Effect (as defined in the Merger Agreement); (d) compliance by the Company with its obligations, covenants and agreements under the Merger Agreement; (e) the accuracy of representations and warranties made by us in the Merger Agreement; (f) the absence of any pending legal proceeding in which a governmental body is a party challenging the Offer or the Merger; (g) that the aggregate liability of the Company for the Black-Scholes Value (as defined in the warrants issued by the Company in July 2022) potentially payable to holders of the Company Warrants issued in July 2022 shall not exceed $9.5 million as of the time the Offer expires and (h) other customary conditions. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger.

The pendency of the transaction with the Parent and the Purchaser could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction with the Parent and the Purchaser could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to retain and motivate employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with strategic partners, suppliers and our lender. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Stockholder litigation could prevent or delay the consummation of the Offer and the Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of existing and any future stockholder litigation and demands in connection with the Offer and the Merger. In connection with the Offer and related transactions, as of November 21, 2022, five complaints have been filed by certain of our purported stockholders alleging that the Schedule 14D-9, which we filed with the Securities and Exchange Commission on October 26, 2022 in connection with the Offer and the Merger (the “Schedule 14D-9”), contains omissions and misrepresentations that render it materially deficient and misleading. Specifically, these complaints allege, among other things, that we violated Sections 14(d), 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14d-9 promulgated thereunder. As relief, the complaints seek, among other things, (i) to enjoin us from consummating the Merger, (ii) to enjoin us from filing an amendment to the Schedule 14D-9 unless certain information, as requested in the complaints, is included in such amendment, (iii) in the event the Merger is consummated, to rescind it, or award rescissory damages, (iv) to declare that we and our board of directors violated Sections 14(a) and/or 20(a) of the Exchange Act, (v) an award of costs and expenses related to the actions, and (vi) other relief as the courts may deem just and proper. Additionally, as of November 21, 2022, we have received six stockholder demand letters, which generally seek to include certain alleged omitted information in the Schedule 14D-9. We and our board of directors believe that the complaints and demand letters lack merit; however, these complaints and demands or other future litigation may adversely affect our ability to complete the Offer and the Merger. We could incur significant costs in connection with any such litigation and demands, including costs associated with the indemnification of our directors and officers and settlement payments. Furthermore, one of the conditions to the consummation of the Offer and the Merger is the absence of any injunction or legal restraint that has the effect of prohibiting the consummation of the Offer or the Merger or making the Offer or the Merger illegal or prohibiting or making illegal the acquisition of or payment for shares of Common Stock pursuant to the Offer or the consummation of the Merger. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and the Merger, then such injunctive or other relief may prevent the Offer and the Merger from becoming effective within the expected time frame or at all.

If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger other than through the CVRs; if the required milestones under the CVRs are not achieved, stockholders will not realize any value from the CVRs.

Upon consummation of the Merger, each issued and outstanding share will be converted into the right to receive the Offer Price. The CVRs represent the right to receive contingent payments, payable to the Rights Agent for the benefit of the holders of CVRs, of up to $50.0 million in the aggregate, payable in cash, without interest and less any applicable withholding taxes, and allocated among the outstanding CVRs, if the following milestones are achieved:

•

Milestone 1. The Parent will be obligated to pay up to $12.5 million, in the aggregate, upon the (a) sale, license, transfer, spin-off of, or the occurrence of any other monetizing event, whether in a single or multiple transactions, involving, all or any part of the Non-RPGR Assets (as defined in the CVR Agreement), (b) the sale or transfer of the Bionic Sight Equity (as defined in the CVR Agreement) and/or (c) the sale, lease or transfer of the Manufacturing Assets (as defined in the CVR Agreement), in each case, that closes on or prior to the date that is eighteen months after the date of the closing of the Merger. The aggregate amount payable in connection with such milestone will be equal to the amount by which the sum of (i) 60% of the Gross Proceeds (as defined in the CVR Agreement) attributable to the Non-RPGR Assets and/or (ii) 100% of the Gross Proceeds attributable to the Bionic Sight Equity and/or (iii) 100% of the Gross Proceeds attributable to the Manufacturing Assets (reduced by the amount of certain taxes and expenses as more particularly described in the CVR Agreement), collectively, exceeds $5.0 million;

•

Milestone 2. The Parent will be obligated to pay an aggregate amount equal to $12.5 million upon obtaining United States Food and Drug Administration (“FDA”) approval of a Biologics License Application for AGTC-501, our lead gene therapy development program for the treatment of XLRP, to treat patients with XLRP caused by mutations in the RPGR gene, as evidenced by the written notice of such approval by the FDA, which approval (a) must be consistent with the patient population, at a minimum, as established by the inclusion/exclusion criteria of patients studied in the pivotal clinical trial, (b) may be subject to conditions of use, contraindications, or otherwise limited, and (c) may contain a commitment to conduct a post-approval study or clinical trial (the “Marketing Approval”);

•

Milestone 3. The Parent will be obligated to pay an aggregate amount equal to $12.5 million if, as of the date of the Marketing Approval, no other adeno-associated virus gene therapy product expressing the RPGR protein (including any derivative or shortened version of the RPGR protein) has received a marketing approval from the FDA; and

•

Milestone 4. The Parent will be obligated to pay an aggregate amount equal to $12.5 million the first time that Net Sales (as defined in the CVR Agreement) of AGTC-501 in any calendar year is equal to or exceeds $100.0 million.

No interest will accrue or be payable in respect of any of the amounts that may become payable on the CVRs. There can be no assurance that any of the milestones will be achieved and the Parent has no obligation to cause any of the milestones to be achieved. If a milestone is not achieved, the associated payment will not be payable to the holders of the CVRs and, if no milestones are achieved, the CVRs will expire valueless.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with the Parent.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business and operations in the ordinary course and in accordance, in all material respects, with past practice and all applicable legal requirements, and otherwise in accordance with the Merger Agreement. Without limiting the generality of the foregoing, we are subject to a variety of specified restrictions. Unless we obtain the Parent’s prior written consent and except (i) as expressly permitted by the Merger Agreement, (ii) as required by applicable law, or (iii) as set forth in the disclosure schedule delivered by us to the Parent, we may not, among other things and subject to certain exceptions, pay dividends, complete any stock splits or combinations, issue additional shares of our common stock, hire or terminate any employees, amend our certificate of incorporation or bylaws, form any subsidiaries, enter into any joint venture, partnership, limited liability corporation or similar agreement, acquire or dispose of any rights or assets other than in the ordinary course of business or that are immaterial to our business, make any pledge or mortgage of any material assets, commence any legal proceeding, settle or release certain legal actions or proceedings, commence any new clinical trials or terminate clinical trials in progress, qualify any new site for manufacturing of any product candidate, make any submissions to any governmental body relating to our business, or make or authorize any capital expenditure, including with respect to the purchase of reagent and other materials, except for such expenditures that fall under certain dollar thresholds. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows and/or the price of our common stock.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, preclude us from soliciting alternative Acquisition Proposals (as defined in the Merger Agreement). It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a letter agreement dated as of November 15, 2021, we agreed to issue 30,000 shares of its common stock to Corporate Profile LLC as partial consideration for investor relations services, which shares were issued in three tranches: 15,000 shares were issued on March 10, 2022, 7,500 shares were issued on May 16, 2022 and 7,500 shares were issued on August 15, 2022. Such issuances were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereunder as transactions by an issuer not involving a public offering. The recipient of the securities in these transactions acquired the securities for investment only and not with a view toward the resale or distribution to others, and appropriate legends were affixed to the securities issued in these transactions.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among the Parent, the Purchaser and the Company, dated October 23, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2022)

3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.3	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2022)

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2022)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2022)

10.1	Form of Contingent Value Rights Agreement by and between the Parent and the Rights Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2022)

10.2	Tender and Support Agreement by and among the Parent, the Purchaser and certain holders of equity securities of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED GENETIC TECHNOLOGIES CORPORATION (Registrant)

By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber, Chief Financial Officer
Date: November 21, 2022